Form 10-Q
period 2014-09-30
Vivint Solar, Inc.
filed 2014-11-12
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36642

VIVINT SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5605880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3301 N. Thanksgiving Way, Suite 500

Lehi, Utah 84043

(Address of principal executive offices) (Zip Code)

(877) 404-4129

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 3, 2014, 105,303,122 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data and footnote 1)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,149	$6,038
Accounts receivable, net	2,712	608
Inventories, net	559	—
Prepaid expenses and other current assets	16,720	5,938
Total current assets	86,140	12,584
Restricted cash, non-current	6,516	5,000
Solar energy systems, net	467,460	188,058
Property, net	11,034	3,640
Intangible assets, net	22,157	27,364
Goodwill	36,431	29,545
Prepaid tax asset, net	76,555	30,738
Other non-current assets, net	17,912	778
TOTAL ASSETS(1)	$724,205	$297,707
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND TOTAL EQUITY
Current liabilities:
Accounts payable	$54,761	$25,356
Accounts payable—related party	7	3,068
Distributions payable to non-controlling interests and redeemable non-controlling interests	3,879	1,576
Accrued compensation	15,680	15,491
Current portion of deferred revenue	180	68
Current portion of capital lease obligation	2,915	1,275
Accrued and other current liabilities	21,010	10,307
Total current liabilities	98,432	57,141
Capital lease obligation, net of current portion	5,457	2,486
Revolving lines of credit—related party	58,692	41,412
Long-term debt	87,000	—
Deferred tax liability, net	88,427	41,510
Deferred revenue, net of current portion	2,554	1,272
Total liabilities(1)	340,562	143,821
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	122,955	73,265
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000,000 authorized, 84,703,122 shares issued and outstanding as of September 30, 2014; 100,000,000 authorized, 75,000,000 shares issued and outstanding as of December 31, 2013	847	750
Additional paid-in capital	199,479	75,049
(Accumulated deficit) retained earnings	(19,710)	3,034
Total stockholders’ equity	180,616	78,833
Non-controlling interests	80,072	1,788
Total equity	260,688	80,621
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND TOTAL EQUITY	$724,205	$297,707

(1)

The Company’s consolidated assets as of September 30, 2014 and December 31, 2013 include $418.7 million and $156.2 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $408.0 million and $152.6 million as of September 30, 2014 and December 31, 2013; cash and cash equivalents of $9.0 million and $3.1 million as of September 30, 2014 and December 31, 2013; and accounts receivable, net, of $1.7 million and $0.5 million as of September 30, 2014 and December 31, 2013. The Company’s condensed consolidated liabilities as of September 30, 2014 and December 31, 2013 included $6.5 million and $2.9 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $3.9 million and $1.6 million as of September 30, 2014 and December 31, 2013; and deferred revenue of $2.6 million and $1.3 million as of September 30, 2014 and December 31, 2013. See further description in Note 10—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Operating leases and incentives	$7,131	$2,123	$15,798	$3,916
Solar energy system and product sales	1,202	151	2,600	283
Total revenue	8,333	2,274	18,398	4,199
Operating expenses:
Cost of revenue—operating leases and incentives	19,515	4,811	47,161	12,824
Cost of revenue—solar energy system and product sales	627	32	1,510	108
Sales and marketing	5,220	2,105	16,229	4,995
Research and development	431	—	1,403	—
General and administrative	37,170	5,135	63,276	9,967
Amortization of intangible assets	3,727	3,649	11,155	10,946
Total operating expenses	66,690	15,732	140,734	38,840
Loss from operations	(58,357)	(13,458)	(122,336)	(34,641)
Interest expense	3,261	963	7,335	1,954
Other expense	297	541	1,462	1,063
Loss before income taxes	(61,915)	(14,962)	(131,133)	(37,658)
Income tax (benefit) expense	(10,222)	31	(3,286)	76
Net loss	(51,693)	(14,993)	(127,847)	(37,734)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(16,415)	(37,848)	(105,103)	(40,155)
Net (loss attributable) income available to common stockholders	$(35,278)	$22,855	$(22,744)	$2,421
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.45)	$0.30	$(0.30)	$0.03
Diluted	$(0.45)	$0.30	$(0.30)	$0.03
Weighted-average shares used in computing net (loss attributable) income available per share to common stockholders:
Basic	78,428,498	75,000,000	76,159,639	75,000,000
Diluted	78,428,498	75,000,912	76,159,639	75,013,624

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,847)	$(37,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,435	1,012
Amortization of intangible assets	11,270	10,946
Stock-based compensation	20,846	336
Amortization of deferred financing costs	1,522	—
Noncash contributions for services	181	122
Noncash interest expense	4,280	1,757
Deferred income taxes	45,567	17,476
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,893)	(609)
Inventories, net	21	—
Prepaid expenses and other current assets	(11,610)	(2,209)
Prepaid tax asset, net	(45,817)	(18,080)
Other non-current assets, net	(11,350)	(334)
Accounts payable	1,243	4,731
Accounts payable—related party	(3,061)	1,628
Accrued compensation	(2,786)	6,469
Deferred revenue	1,340	400
Accrued and other current liabilities	7,788	3,541
Net cash used in operating activities	(104,871)	(10,548)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(249,612)	(96,694)
Payment in connection with business acquisition, net of cash acquired	(12,040)	—
Payments for property	(3,056)	—
Change in restricted cash	(1,516)	(3,500)
Purchase of intangible assets	(269)	—
Proceeds from U.S. Treasury grants	190	8,976
Net cash used in investing activities	(266,303)	(91,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests in subsidiaries	240,863	84,379
Proceeds from issuance of common stock	103,500	—
Distributions paid to non-controlling interests and redeemable non-controlling interests	(5,484)	(1,525)
Proceeds from long-term debt	87,000	—
Proceeds from short-term debt	75,500	—
Payments on short-term debt	(75,500)	—
Payments on revolving lines of credit	—	(2,000)
Proceeds from revolving lines of credit—related party	154,500	63,483
Payments on revolving lines of credit—related party	(141,500)	(40,000)
Principal payments on capital lease obligations	(1,810)	(674)
Payments for deferred offering costs	(5,784)	—
Capital contribution from Parent	—	1,418
Net cash provided by financing activities	431,285	105,081
NET INCREASE IN CASH AND CASH EQUIVALENTS	60,111	3,315
CASH AND CASH EQUIVALENTS—Beginning of period	6,038	11,650
CASH AND CASH EQUIVALENTS—End of period	$66,149	$14,965
NONCASH INVESTING AND FINANCING ACTIVITIES:
Vehicles acquired under capital leases	$6,421	$4,076
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$2,302	$915
Costs of solar energy systems included in accounts payable, accrued compensation and other accrued liabilities	$33,596	$11,845
Receivable for tax credit recorded as a reduction to solar energy system costs	$3,380	$—

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. (formerly known as V Solar Holdings, Inc.) was incorporated as a Delaware corporation on August 12, 2011, and changed its name to Vivint Solar, Inc. from V Solar Holdings, Inc., on April 29, 2014. Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company commenced operations in May 2011. The Company offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements and solar energy system leases. The Company enters into these long-term customer contracts through a sales organization that uses a direct-to-home sales model. The long-term customer contracts are typically for 20 years and require the customer to make monthly payments to the Company. Through the acquisition of Solmetric Corporation (“Solmetric”) in the first quarter of 2014, the Company also offers photovoltaic installation software products and devices.

The Company has formed various investment funds to monetize the recurring customer payments under its long-term customer contracts and the investment tax credits, accelerated tax depreciation and other incentives associated with residential solar energy systems. The Company uses the cash received from the investment funds to finance a portion of the Company’s variable and fixed costs associated with installing the residential solar energy systems.

On November 16, 2012 (the “Acquisition Date”), investment funds affiliated with The Blackstone Group L.P. (the “Sponsor”) and certain co-investors (collectively, the “Investors”), through 313 Acquisition LLC (“313”), acquired 100% of the equity interests of APX Group, Inc. (“Vivint”) and the Company (the “Acquisition”). The Acquisition was accomplished through certain mergers and related reorganization transactions pursuant to which the Company became a direct wholly owned subsidiary of 313, an entity owned by the Investors.

Since inception and continuing after the Acquisition, the Company has relied upon Vivint and certain of its affiliates for many of its administrative, managerial, account management and operational services. The Company was consolidated by Vivint as a variable interest entity prior to the Acquisition, and continues to be an affiliated entity and related party subsequent to the Acquisition. The Company has entered into various agreements and transactions with Vivint and its affiliates related to these services. See Note 14—Related Party Transactions.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 1, 2014 (the “Prospectus”). The results of the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014 or for any other interim period or other future year.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in all of its operational VIEs. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 10—Investment Funds.

The condensed consolidated financial statements reflect all of the costs of doing business, including the allocation of expenses incurred by Vivint on behalf of the Company. For additional information, see Note 14—Related Party Transactions. These expenses were allocated to the Company on a basis that was considered to reasonably reflect the utilization of the services provided to, or the benefit obtained by, the Company. The allocations may not, however, reflect the expense the Company would have incurred as an independent company for the periods presented, and may not be indicative of the Company’s future results of operations and financial position.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s principles of consolidation, revenue recognition, the useful lives of solar energy systems, the valuation and recoverability of intangible assets and goodwill acquired, useful lives of intangible assets, recoverability of long-lived assets, the recognition and measurement of loss contingencies, the valuation of stock-based compensation, the determination of valuation allowances associated with deferred tax assets, and the valuation of non-controlling interests and redeemable non-controlling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Comprehensive Loss

As the Company has no other comprehensive income or loss, comprehensive loss is the same as net loss for all periods presented.

During the three months ended September 30, 2014, there have been no changes to the Company’s significant accounting policies as described in the Prospectus.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2014
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Money market funds	607	—	—	607
Total financial assets	$607	$1,900	$—	$2,507

	December 31, 2013
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Money market funds	620	—	—	620
Total financial assets	$620	$1,900	$—	$2,520

The carrying amounts of certain financial instruments of the Company, consisting of cash and cash equivalents excluding time deposits; accounts receivable; accounts payable; accounts payable—related party and distributions payable to redeemable non-controlling interests (all Level I) approximate fair value due to their relatively short maturities. Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s long-term debt, consisting of an aggregation credit facility (as described in Note 9), is carried at cost and was $87.0 million as of September 30, 2014. As the Company’s aggregation credit facility was entered into on September 12, 2014 and interest is based on market rates, the carrying value approximates fair value. The Company’s revolving lines of credit—related party are comprised of two lines of credit and are carried at cost of $58.7 million and $41.4 million as of September 30, 2014 and December 31, 2013. The Company has estimated the fair value of its related party revolving lines of credit to be $55.8 million and $39.0 million as of September 30, 2014 and December 31, 2013 based on rates for companies with similar credit ratings and issuances at approximately the same time period and in the same market environment. The Company did not have realized gains or losses related to financial assets for any of the periods presented.

4.	Solmetric Acquisition

In January 2014, the Company completed the acquisition of Solmetric (the “Solmetric Acquisition”), a developer and manufacturer of photovoltaic installation software products and devices. The purchase price agreed to in the purchase agreement with Solmetric was $12.0 million plus a net working capital adjustment resulting in total cash purchase consideration of $12.2 million. In connection with the Solmetric Acquisition, the total consideration of $12.2 million was used for the purchase of all outstanding stock and options of Solmetric, settlement of Solmetric’s short-term promissory note, and settlement of other liabilities including employee-related liabilities of Solmetric incurred in connection with the acquisition. The Company incurred $0.3 million of costs related to retention bonuses to key Solmetric employees and $59,000 of transaction fees, all of which have been included in the various line items of the condensed consolidated statements of operations for the nine months ended September 30, 2014.

Pursuant to the terms of the purchase agreement, $1.0 million of the purchase consideration was placed in escrow and is being held for general representations and warranties, rather than specific contingencies or specific assets or liabilities of the Company. The Company has no right to these funds, nor does it have a direct obligation associated with them. Accordingly, the Company does not include the escrow funds in its condensed consolidated balance sheets. Notwithstanding any prior claims to the escrow fund due to a breach of representations and warranties, the escrow is expected to be released upon the one year anniversary of the Solmetric Acquisition.

The estimated fair values of the assets acquired and liabilities assumed are based on information obtained from various sources including third party valuations, management’s internal valuation and historical experience. The fair values of the intangible assets related to customer relationships, trade names and trademarks, developed technology and in-process research and development were determined using the income approach and significant estimates relate to assumptions as to the future economic benefits to be received, cash flow projections and discount rates.

The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to working capital adjustments and income tax-related items. The purchase price allocation is expected to be completed within 12 months of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash acquired	$139
Inventories	580
Other current assets acquired	221
Property	77
Customer relationships	738
Trademarks/trade names	1,664
Developed technology	1,295
In-process research and development	2,097
Goodwill	6,886
Deferred tax liability, net	(1,308)
Current liabilities assumed	(210)
Total	$12,179

Goodwill, which represents the purchase price in excess of the fair value of net assets acquired, is not expected to be deductible for income tax purposes. This goodwill is reflective of the value derived from the Company utilizing Solmetric’s advanced technology to improve the installation and efficacy of its solar panels as well as the expected growth in the Solmetric business, based on its historical performance and the expectation of continued growth as the solar industry expands.

For tax purposes, the acquired intangible assets are not amortized. Accordingly, a deferred tax liability of $2.5 million was recorded for the difference between the book and tax basis related to the intangible assets. Additionally, a deferred tax asset of $1.2 million was recorded mainly as a result of Solmetric’s net operating losses.

Financial results for Solmetric since the acquisition date are included in the results of operations for the nine months ended September 30, 2014. Solmetric contributed $1.1 million of revenues and $0.4 million of net income for the three months ended September 30, 2014. Solmetric contributed $2.4 million of revenues and $0.2 million of net income from the date of the acquisition through September 30, 2014.

Pro Forma Information

The following pro forma financial information is based on the historical financial statements of the Company and presents the Company’s results as if the Solmetric Acquisition had occurred as of January 1, 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Pro forma revenue	$18,521	$6,254
Pro forma net loss	(121,634)	(37,606)
Pro forma net (loss attributable) income available to common stockholders	(15,891)	2,549

The pro forma results include the accounting effects resulting from the Solmetric Acquisition, such as the amortization charges from acquired intangible assets, reversal of costs related to special retention bonuses and other payments to employees and transaction costs directly related to the Solmetric Acquisition, elimination of intercompany sales and reversal of the related tax effects. The pro forma information presented does not purport to present what the actual results would have been had the Solmetric Acquisition actually occurred on January 1, 2013, nor is the information intended to project results for any future period.

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
System equipment costs	$383,463	$155,101
Initial direct costs related to solar energy systems	58,131	22,250
Solar energy system inventory	33,021	12,782
	474,615	190,133
Less: Accumulated depreciation and amortization	(7,155)	(2,075)
Solar energy systems, net	$467,460	$188,058

The Company recorded depreciation and amortization expense related to solar energy systems of $2.0 million and $0.5 million for the three months ended September 30, 2014 and 2013. Depreciation and amortization expense related to solar energy systems of $5.1 million and $1.0 million was recorded for the nine months ended September 30, 2014 and 2013.

6.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Cost:
Customer contracts	$43,783	$43,783
Customer relationships	738	—
Trademarks/trade names	1,664	—
Developed technology	1,295	—
In-process research and development	2,097	—
Internal-use software	269	—
Total carrying value	49,846	43,783
Accumulated amortization:
Customer contracts	(27,364)	(16,419)
Customer relationships	(98)	—
Trademarks/trade names	(111)	—
Developed technology	(116)	—
Total accumulated amortization	(27,689)	(16,419)
Total intangible assets, net	$22,157	$27,364

During the three months ended September 30, 2014, the Company incurred third-party costs related to the development of an internal-use software application to improve the sales process. The costs have been capitalized and are subject to amortization over the expected useful life of three years. The Company recorded amortization expense of $3.7 million and $3.6 million for the three months ended September 30, 2014 and 2013, which was included in amortization of intangible assets in the condensed consolidated statements of operations. The Company recorded amortization expense of $11.3 million for the nine months ended September 30, 2014, of which $0.1 million was recorded in cost of revenue-solar energy system and product sales. Amortization expense was $10.9 million for the nine months ended September 30, 2013.

7.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued payroll	$8,704	$3,142
Accrued commissions	6,871	4,206
Accrued employee taxes	105	8,143
Total accrued compensation	$15,680	$15,491

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Sales and use tax payable	$8,179	$5,299
Accrued professional fees	7,408	—
Accrued penalties and interest	2,037	1,909
Income tax payable	1,210	3,061
Deferred rent	953	—
Other accrued expenses	1,223	38
Total accrued and other current liabilities	$21,010	$10,307

9.	Debt Obligations

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Revolving lines of credit—related party	$58,692	$41,412
Long-term debt	87,000	—
Total debt	145,692	41,412

Bank of America, N.A. Aggregation Credit Facility

In September 2014, the Company entered into an aggregation credit facility (the “Aggregation Facility”) pursuant to which the Company may borrow up to an aggregate of $350.0 million and, subject to certain conditions, up to an additional aggregate of $200.0 million in borrowings with certain financial institutions for which Bank of America, N.A. is acting as administrative agent. For accounting purposes, the Aggregation Facility is considered a modification of a term loan credit facility entered into in May 2014.

Prepayments are permitted under the Aggregation Facility, and the principal and accrued interest on any outstanding loans mature on March 12, 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.50% after such period and either (2)(a) the London Interbank Offer Rate (“LIBOR”) or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. Interest is payable at the end of each interest period that the Company may elect as a term of either one, two or three months.

The borrower under the Aggregation Facility is Vivint Solar Financing I, LLC, one of the Company’s indirect wholly owned subsidiaries, that in turn holds the Company’s interests in the managing members in the Company’s existing investment funds. These managing members guarantee the borrower’s obligations under the Aggregation Facility. In addition, Vivint Solar Holdings, Inc. has pledged its interests in the borrower, and the borrower has pledged its interests in the guarantors as security for the borrower’s obligations under the Aggregation Facility. The related solar energy systems are not subject to any security interest of the lenders, and there is no recourse to the Company in the case of a default.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously.

As of September 30, 2014, the Company had incurred an aggregate of $87.0 million in term loan borrowings under this agreement, of which approximately $75.7 million was used to repay the outstanding principal and accrued and unpaid interest under the May 2014 credit facility discussed below. The remaining borrowing capacity was $263.0 million as of September 30, 2014. However, the Company does not have immediate access to the remaining $263.0 million balance as future borrowings are dependent on when it has solar energy system revenue to collateralize the borrowings.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $0.3 million in the three and nine months ended September 30, 2014. No interest expense was recorded for the three and nine months ended September 30, 2013. As of September 30, 2014, the current portion of deferred financing costs of $2.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred financing costs of $6.1 million was recorded in other non-current assets, net in the condensed consolidated balance sheet. In addition, a $1.5 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash.

Bank of America, N.A. Term Loan Credit Facility

In May 2014, the Company entered into a term loan credit facility (the “Term Facility”) for an aggregate principal amount of $75.5 million with certain financial institutions for which Bank of America, N.A. acted as administrative agent. In September 2014, the Company repaid the then outstanding $75.5 million in aggregate borrowings and terminated the agreement. Under the Term Facility, the Company incurred interest on the term borrowings that accrued at a floating rate based on (1) LIBOR plus a margin equal to 4%, or (2) a rate equal to 3% plus the greatest of (a) the Federal Funds Rate plus 0.5%, (b) the administrative agent’s prime rate and (c) LIBOR plus 1%. Interest expense from inception of the Term Facility in May 2014 through payoff in September 2014 was approximately $1.3 million.

The credit facility included customary covenants, including covenants that restricted, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to the Company’s business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. As of payoff, the Company was in compliance with all such covenants. In addition, the $1.6 million interest reserve amount that was deposited in an interest reserve account with the administrative agent was released upon termination of the agreement.

Revolving Lines of Credit—Related Party

In May 2013, the Company entered into a Subordinated Note and Loan Agreement with APX Parent Holdco, Inc., pursuant to which the Company may incur up to $20.0 million in revolver borrowings (“2013 Loan Agreement”). From May 2013 through December 2013, the Company incurred $18.5 million in principal borrowings under the agreement. Interest accrued on these borrowings at 12% per year through November 2013 and 20% per year thereafter, and accrued interest is paid-in-kind through additions to the principal amount on a semi-annual basis. In January 2014, the Company amended and restated the 2013 Loan Agreement, pursuant to which the Company may incur an additional $30.0 million in revolver borrowings, resulting in a total borrowing capacity of $50.0 million, with interest on the borrowings accruing at a rate of 12% per year for the remaining term of the agreement. From January 2014 through September 2014, the Company incurred an aggregate of $154.5 million in revolver borrowings under the 2013 Loan Agreement of which $141.5 million was repaid within one to eight days from the respective borrowing date. None of these borrowings individually exceeded the borrowing capacity of $50.0 million. As of September 30, 2014, the Company had $31.5 million of principal borrowings outstanding and $18.5 million in borrowing capacity available under the agreement. Interest expense for the three months ended September 30, 2014 and 2013 was $1.0 million and $0.6 million. Interest expense for the nine months ended September 30, 2014 and 2013 was $3.0 million and $0.7 million. While prepayments are permitted, the principal amount and accrued interest is payable by the Company upon the earliest to occur of (1) a change of control, (2) an event of default, and (3) January 1, 2017. The Company’s obligation under the 2013 Loan Agreement is subordinate to the Company’s guaranty obligations to its investment funds and all other indebtedness of the Company.

In December 2012 and amended in July 2013, the Company entered into a Subordinated Note and Loan Agreement with Vivint pursuant to which the Company may incur revolver borrowings of up to $20.0 million (“2012 Loan Agreement”). In December 2012, the Company incurred $15.0 million in revolver borrowings. From January 2013 through May 2013, the Company incurred an additional $5.0 million in revolver borrowings. Interest accrues on these borrowings at 7.5% per year, and accrued interest is paid-in-kind through additions to the principal amount on a semi-annual basis. Interest expense for the three months ended September 30, 2014 and 2013 was $0.4 million in both periods. Interest expense for the nine months ended September 30, 2014 and 2013 was $1.2 million and $1.0 million. While prepayments are permitted, the principal amount and accrued interest is payable by the Company upon the earliest to occur of (1) a change of control, (2) an event of default and (3) January 1, 2016. As of September 30, 2014, the Company had an aggregate of $0 in borrowing capacity available under the $20.0 million agreement. The Company’s obligations under the 2012 Loan Agreement are subordinate to the Company’s guaranty obligations to its investment funds and all other indebtedness of the Company.

As of September 30, 2014 and December 31, 2013, the total borrowings under both the 2012 Loan Agreement and the 2013 Loan Agreement were $58.7 million and $41.4 million. These amounts include $51.5 million and $38.5 million of principal borrowings and $7.2 million and $2.9 million of paid-in-kind and accrued interest.

10.	Investment Funds

The Company has formed investment funds and raised capital to fund the purchase of solar energy systems that will be contributed to or purchased by the investment fund. For discussion purposes, these 11 investment funds, including one arrangement with a large financial institution, are referred to as Fund A through Fund K.

The Company has aggregated the financial information of the investment funds in the table below. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$8,986	$3,092
Accounts receivable, net	1,688	544
Total current assets	10,674	3,636
Solar energy systems, net	408,035	152,565
Total assets	$418,709	$156,201
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$3,879	$1,576
Current portion of deferred revenue	135	68
Total current liabilities	4,014	1,644
Deferred revenue, net of current portion	2,447	1,272
Total liabilities	$6,461	$2,916

Fund investors for Funds D, E and H are managed indirectly by the Sponsor and accordingly are considered related parties. As of September 30, 2014 and December 31, 2013, the cumulative total of contributions into the VIEs by all investors was $381.6 million and $140.7 million, of which $110.0 million and $60.0 million were contributed by related parties.

All funds, except for Funds F and K, were operational as of September 30, 2014. The Company did not have any assets, liabilities or activity associated with Funds F and K. Total available committed capital under Funds F and K was $150.0 million as of September 30, 2014.

Guarantees

With respect to the investment funds, the Company and the fund investors have entered into guaranty agreements under which the Company guarantees the performance of certain obligations of its subsidiaries to the investment funds. These guarantees do not result in the Company being required to make payments to the fund investors unless such payments are mandated by the investment fund governing documents and the investment fund fails to make such payment. The Company is also contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of investment tax credits.

As a result of the guaranty arrangements in certain funds, as of September 30, 2014 and December 31, 2013, the Company is required to hold minimum cash balances of $5.0 million in the aggregate for both periods, which are classified as restricted cash on the condensed consolidated balance sheets.

11.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	September 30,	December 31,
	2014	2013
Options issued and outstanding	10,057,738	6,608,826
Options available for grant under equity incentive plans	8,800,000	2,567,645
Long-term incentive plan	4,058,823	4,058,823
Total	22,916,561	13,235,294

In August 2014, the Company issued and sold an aggregate of 2,671,875 shares of common stock to 313 for $10.667 per share for aggregate proceeds of $28.5 million. In September 2014, the Company issued and sold an aggregate of 7,031,247 additional shares to 313 and two of its directors for $10.667 per share for aggregate gross proceeds of $75.0 million. The Company intended for the proceeds from such sales to fund its growing operations without altering its plans and to bolster its financial condition in advance of its initial public offering. The transactions were negotiated on an arms’ length basis and represented what the Company believed to be the most agreeable alternative at the time.  Subsequent to such transactions, the Company set the preliminary price range for its initial public offering, the mid-point of which was $17.00 per share. The Company has determined that, for financial reporting purposes, it is appropriate to record the aggregate difference between the per share purchase price and mid-point of the preliminary price range for its initial public offering with respect to the shares sold to the two directors, or $14.8 million, as stock-based compensation expense, which was recorded in general and administrative expense. Regarding the shares of common stock sold to 313, the Company has also determined that for financial reporting purposes, it is appropriate to record the aggregate difference of $43.4 million as an aggregate return of capital within additional paid-in capital.

Redeemable Non-Controlling Interests, Total Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2013	$73,265
Contributions from redeemable non-controlling interests	54,973
Distributions to redeemable non-controlling interests	(4,282)
Net loss	(1,001)
Balance as of September 30, 2014	$122,955

The changes in total stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2013	$78,833	$1,788	$80,621
Capital contributions	103,500	—	103,500
Stock-based compensation expense	20,846	—	20,846
Noncash capital contributions	181	—	181
Contributions from non-controlling interests	—	185,890	185,890
Distributions to non-controlling interests	—	(3,504)	(3,504)
Net loss	(22,744)	(104,102)	(126,846)
Balance as of September 30, 2014	$180,616	$80,072	$260,688

Funds A, B, C and I each include a right for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund after a stated period of time (each, a “Put Option”). In Fund A, the Company’s wholly owned subsidiary has the right to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (the “Call Option”) after the expiration of the non-controlling interest holder’s Put

Option. In Funds B, C and I, the Company’s wholly owned subsidiary has a Call Option for a stated period prior to the effectiveness of the Put Option. In Funds D, E, G, H, J and K there is a Call Option which is exercisable after a stated period of time.

The purchase price for the fund investor’s interest in Funds A, B, C and I under the Put Options is the greater of fair market value at the time the option is exercised and $0.7 million, $2.1 million, $3.3 million and $4.1 million. The Put Options for Funds A, B, C and I are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Put Options are expected to become exercisable prior to 2017.

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these funds is presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying value of redeemable non-controlling interests at September 30, 2014 and December 31, 2013 was greater than the redemption value.

The purchase price for the fund investors’ interests under the Call Options varies by fund, but is generally the greater of a specified amount, which ranges from approximately $0.7 million to $7.0 million, the fair market value of such interest at the time the option is exercised, or an amount that causes the fund investor to achieve a specified return on investment. The Call Options for Funds A, B, C, D, E, H, J and K are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Call Options are expected to become exercisable prior to 2018.

12.	Equity Compensation Plans

2014 Equity Incentive Plan

The Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon the effectiveness of the Company’s registration statement on Form S-1, on September 30, 2014. Under the 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.

Under the 2014 Plan, a total of 8,800,000 shares of common stock initially are reserved for issuance, subject to adjustment in the case of certain events, of which no awards were issued and outstanding as of September 30, 2014. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of options, may be added to the 2014 Plan. The number of shares available for issuance under the 2014 Plan is subject to an annual increase on the first day of each year beginning in 2015, equal to the least of 8,800,000 shares, 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and an amount of shares as determined by the Company.

2013 Omnibus Incentive Plan; Non-plan Option Grant

In July 2013, the Company adopted the 2013 Omnibus Incentive Plan (the “Omnibus Plan”), which was terminated in connection with the adoption of the 2014 Plan in September 2014, and accordingly no additional shares are available for issuance under the Omnibus Plan. The Omnibus Plan will continue to govern outstanding awards granted under the plan. In August 2013, the Company granted an option to purchase 617,647 shares of common stock outside of the Omnibus Plan; however the provisions of this option were substantially similar to those of the options granted pursuant to the Omnibus Plan.

During the third quarter of 2013 and the first nine months of 2014, the Company granted options of which one-third are subject to ratable time-based vesting over a five year period and two-thirds are subject to vesting upon certain performance conditions and the achievement of certain investment return thresholds by 313.

In April 2014, the Company amended the vesting schedules of certain options outstanding under the Omnibus Plan and an option granted outside of the Omnibus Plan described above to provide that a portion of each of these options vests upon the Company’s aggregate market capitalization being equal to or exceeding $1.0 billion at the end of any trading day at least 240 days following the completion of the Company’s public offering.

During the three and nine months ended September 30, 2014, the Company recorded $3.8 million in stock-based compensation related to the performance conditions as it is now probable that the performance condition will be met. In prior periods, all recognized stock compensation expense was related to the time-based vesting conditions. As of September 30, 2014, there are 6.7 million shares subject to outstanding options that are subject to performance and market conditions.

A summary of stock option activity is as follows (in thousands, except share and per share amounts):

			Weighted
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2013	6,609	$1.00		$12,755
Granted	3,493	1.60
Exercised	—	—
Cancelled	(44)	1.00
Outstanding—September 30, 2014	10,058	$1.21	—	$148,787
Options vested and exercisable – December 31, 2013	186	$1.00	9.5	$359
Options vested and exercisable—September 30, 2014	435	$1.01	8.9	$6,520
Options vested and expected to vest—December 31, 2013	2,001	$1.00	9.6	$3,862
Options vested and expected to vest—September 30, 2014	8,377	$1.20	9.0	$123,898

The weighted-average grant-date fair value of time-based options granted during the nine months ended September 30, 2014 and 2013 was $4.69 and $0.91 per share. The weighted-average grant-date fair value of performance-based options granted during the nine months ended September 30, 2014 and 2013 was $2.80 and $2.23 per share. There were no options exercised during the periods presented. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

As of September 30, 2014 and December 31, 2013, there were approximately $15.1 million and $4.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures related to nonvested time-based and performance condition stock options. As of September 30, 2014 and December 31, 2013, the time-based awards are expected to be recognized over the weighted average period of 2.6 years and 2.7 years. As of September 30, 2014, the performance-based awards are expected to be recognized over a weighted period of 2.2 years.

The total fair value of options vested for the nine months ended September 30, 2014 and 2013 was $0.3 million and zero.

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4,058,823 shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). The purpose of the LTIP is to attract and retain key service providers and strengthen their commitment to the Company by providing incentive compensation measured by reference to the value of the shares of the Company’s common stock. Eligible participants include nonemployees, which is comprised of direct sales personnel, who sell the solar energy system contracts, employees that install and maintain the solar energy systems and employees that recruit new employees to the Company.

Based on the terms of the agreement, participants are allocated a portion of the LTIP Pools relative to the performance of other participants. LTIP awards to employees are considered to be granted when the allocation of the LTIP Pools to each participant is fixed which occurs once performance and service conditions are met. The performance conditions include the execution of a public offering or change of control or a declaration of a payment by the compensation committee. In addition, after the performance condition is achieved, participants must fulfill service or other conditions based on shareholder return to vest in the award. Expense associated with the units will be recognized once the units have been granted to individual participants.

The Company amended five of six of the LTIP Pools in April 2014 and the final pool in August 2014. The amendment modified the date on which each participant’s award is fixed from the date of a public offering to a subsequent date based on fulfilling certain service or other performance conditions based on stockholder returns, which will be the same date on which the award vests. No LTIP awards have been granted to employees as of September 30, 2014.

Nonemployee awards are granted and will be measured on the date on which the performance is complete which is the date the service or other performance conditions are achieved. The Company recognizes stock-based compensation expense based on the lowest aggregate fair value of the non-employee awards at the reporting date. The Company has not recognized any expense related to the LTIP in any of the periods presented.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition. The Company estimates the fair value and the vesting period of the performance-based options granted on each grant date using the Monte Carlo simulation method. The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2014	2013
Expected term (in years)	6.2	6.3
Volatility	87.1%	80.0%
Risk-free interest rate	1.9%	1.7%
Dividend yield	0.0%	0.0%

The fair values using the Monte Carlo Simulation method were estimated on each grant date using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2014	2013
Volatility	80.0%	80.0%
Risk-free interest rate	2.7%	2.6%

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue—operating leases and incentives	$710	$44	$765	$44
Sales and marketing	421	51	611	51
General and administrative	18,899	241	19,470	241
Total stock-based compensation	$20,030	$336	$20,846	$336

In September 2014, the Company recorded $14.8 million of stock-based compensation expense in general and administrative expense related to the sale of shares of common stock to two of its directors as discussed in Note 11—Redeemable Non-controlling Interests and Equity.

13.	Income Taxes

The income tax (benefit) expense for the three months ended September 30, 2014 and 2013 was determined based on the Company’s consolidated quarterly effective income tax rate of 16.5% and -0.2%. For the nine months ended September 30, 2014 and 2013, the Company’s consolidated quarterly effective income tax rate was 2.5% and -0.2%. The variations between the consolidated quarterly effective income tax rates and the U.S. federal statutory rate were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, changes in a valuation allowance, the current amortization of the prepaid income taxes due to intercompany sales held within the consolidated group, tax credits, state income taxes and nondeductible expenses.

The Company sells solar energy systems to the investment funds. As the investment funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax asset. As of September 30, 2014 and December 31, 2013, the Company recorded a long-term prepaid tax asset of $76.6 million and $30.7 million, net of amortization.

Uncertain Tax Positions

As of September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits. There was no interest and penalties accrued for any uncertain tax positions as of September 30, 2014 and December 31, 2013. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

14.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue—operating leases and incentives	$2,139	$401	$5,524	$1,000
Sales and marketing	610	285	956	573
General and administrative	310	1,089	3,220	1,572
Interest expense(1)	1,460	998	4,338	1,921
(1)	Includes revolving lines of credit—related party. See Note 9—Debt Obligations.

Vivint Services

In conjunction with the Company’s registration statement on Form S-1, which became effective on September 30, 2014, the Company negotiated and entered into a number of agreements with Vivint related to services and other support that Vivint provided and will provide to the Company following its initial public offering. These agreements included the following: Master Intercompany Framework Agreement, Non-competition Agreement, Transition Services Agreement, Product Development and Supply Agreement, Marketing and Customer Relations Agreement, Bill of Sale and Trademark License Agreement. As more fully described in the Prospectus, under certain of these agreements, the Company may be obligated to pay fees to, or may be entitled to receive fees from, Vivint. The Company did not enter into any transactions under these agreements during the three or nine months ended September 30, 2014.

In June 2013, the Company entered into a full service sublease agreement (the “Sublease Agreement”) with Vivint, which was applied retroactively to be in effect as of January 1, 2013. Under the Sublease Agreement, Vivint provided various administrative services, such as management, human resources, information technology, facilities and use of corporate office space to the Company. The Company pays Vivint a monthly services fee and rent based on headcount and square footage used. In 2011, and amended June 2013, the Company entered into a trademark / service mark license agreement (“Trademark Agreement”) with Vivint, pursuant to which the Company paid Vivint a monthly fee in exchange for rights to use certain trademarks, based on kilowatt hours produced by the solar energy systems each month. In June 2013, the Trademark Agreement was amended and restated to grant the Company a royalty-free, non-exclusive license to use certain Vivint marks, subject to certain quality control requirements and was applied retroactively to be in effect as of January 1, 2013.

The Company incurred fees under these agreements of $2.4 million and $0.8 million for the three months ended September 30, 2014 and 2013 reflecting the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $6.6 million and $1.9 million for the nine months ended September 30, 2014 and 2013.

Payables to Vivint recorded in accounts payable—related party were de minimis and $3.1 million as of September 30, 2014 and December 31, 2013. These payables include amounts due to Vivint related to the services agreements and additional costs allocated, as well as other miscellaneous intercompany payables including freight, healthcare cost reimbursements and ancillary purchases.

313 Incentive Units Plan

Incentive units from 313 have been granted to certain board members of the Company. Such board members are also employees of Vivint. As a result, the related compensation expense has been allocated between the two companies based on the net equity of the respective companies at the Acquisition. The Company recorded expense of $0.1 million and $0.2 million and a corresponding noncash capital contribution from 313 during the three and nine months ended September 30, 2014. Expenses incurred relating to these 313 grants were de minimis and $0.1 million during the three and nine months ended September 30, 2013. The incentive units are subject to time-based and performance-based vesting conditions, with one-third subject to ratable time-based vesting over a five year period and two-thirds subject to the achievement of certain investment return thresholds by the sponsor and its affiliates. 313 has determined that it is not probable that the performance conditions will be achieved, and as such, all allocated stock compensation expense is related to the time-based vesting conditions during the three and nine months ended September 30, 2014 and 2013. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the board members’ requisite service period.

Advisory Agreements

In May 2014, the Company entered into an advisory agreement with Blackstone Advisory Partners L.P., an affiliate of the Sponsor (“BAP”), under which BAP will provide financial advisory and placement services related to the Company’s financing of residential solar energy systems. Under the agreement, the Company is required under certain circumstances to pay a placement fee to BAP ranging from 0.75% to 1.5% of the transaction capital, depending on the identity of the investor and whether the financing relates to residential or commercial projects. This agreement replaced the 2013 advisory agreement described below.

Effective May 2013, the Company entered into an advisory agreement with BAP that provided financial advisory and placement services related to the Company’s financing of residential solar energy systems. Under the agreement, BAP was paid a placement fee ranging from 0% to 2% of the transaction capital, depending on the identity of the investor and how contact with the investor is established. The Company incurred fees under these agreements of zero and $0.8 million for the three months ended September 30, 2014 and 2013. The Company incurred fees under these agreements of $2.2 million and $0.8 million for the nine months ended September 30, 2014 and 2013. The amounts were recorded in general and administrative expense in the Company’s condensed consolidated statements of operations.

Advances Receivable—Related Party

Amounts due from direct-sales personnel were $2.0 million and $0.7 million as of September 30, 2014 and December 31, 2013. The Company provided a reserve of $1.2 million and $0.4 million as of September 30, 2014 and December 31, 2013 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Transactions with 313 and Directors

In August and September 2014, the Company issued and sold shares of common stock to 313 and two of its directors as discussed in Note 11—Redeemable Non-controlling Interests and Equity. In April 2013, the Company received a $1.4 million capital contribution from 313. No other cash contributions were received during the nine months ended September 30, 2014 and 2013.

Investment Funds

Fund investors for Funds D, E and H are indirectly managed by the Sponsor and accordingly are considered related parties. See Note 10—Investment Funds. In July 2014, the Company also entered into a Backup Maintenance Servicing Agreement with Vivint in which Vivint will provide maintenance servicing of the fund assets in the event that the Company is removed as the service provider for Funds J and K. No services have been performed by Vivint under this agreement.

15.	Commitments and Contingencies

Capital Leases

The Company leases fleet vehicles which are accounted for as capital leases and are included in property, net.

Non-Cancellable Operating Leases

In May 2014, the Company entered into non-cancellable leases in anticipation of relocating its corporate office space to Lehi, Utah (the “Prior Leases”). As noted below under “Build-to-Suit Lease Arrangements,” the Prior Leases were determined to achieve sale-leaseback accounting upon construction completion in September 2014 and are now classified as operating leases.  Pursuant to a termination agreement and new leases (the “New Leases”), the Company will terminate the Prior Leases upon construction completion of office space in an adjacent building in Lehi, Utah. Under the Prior Leases, the Company will make lease payments of approximately $0.2 million in 2014, and $1.1 million in 2015 – the end of the non-cancellable lease term for the Prior Leases as a result of the termination agreement.

In July 2014, the Company entered into non-cancellable operating leases in anticipation of moving certain of its operations to Orem, Utah. Under these agreements, the Company will make lease payments of approximately $0.4 million for the remainder of 2014 and $1.0 million to $1.5 million per year from 2015 to 2017.

The Company entered into lease agreements for warehouses and related equipment from 2011 through 2013, located in states in which the Company conducts operations. As part of the acquisition of Solmetric in January 2014, the Company added an additional lease agreement for Solmetric office space. The equipment lease agreements, the longest of which is 12-months, include basic renewal options for an additional set period, continued renting by the month, or return of the unit.

For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property. These leases have been classified and accounted for as non-cancellable operating leases. Aggregate operating lease expense was $1.2 million and $0.3 million for the three months ended September 30, 2014 and 2013. Aggregate operating lease expense was $2.6 million and $0.8 million for the nine months ended September 30, 2014 and 2013.

Build-to-Suit Lease Arrangements

In September 2014, the Company entered into a non-cancellable lease with an affiliate of its landlord of the Prior Leases whereby the Company will move into another building being constructed by the affiliate in the same general location. It is anticipated that this new building will be completed during the first quarter of 2016. At the time the new building is completed, the Prior Leases will be cancelled. The terms of the New Leases are similar to those of the Prior Leases, with the exception that the Company will be leasing additional space. Under the New Leases, the Company will make lease payments of approximately $3.1 million to $3.6 million per year from 2016 to 2020. The Company will be deemed the owner of the building for accounting purposes during the construction period due to the terms of the New Leases.

Because of its involvement in certain aspects of the construction related to the Prior Leases, the Company was previously deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company had recorded assets of $18.6 million, included in property, net, and a corresponding build-to-suit lease liability as of June 30, 2014 related to the Prior Leases. Upon completion of construction in September 2014, the Company determined the transaction qualified for sale-leaseback accounting and therefore the $18.6 million in assets and liabilities related to the Prior Leases were de-recognized in September 2014, with no gain or loss recognized.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. The Company has not recorded a liability related to these indemnification provisions and the indemnification arrangements have not had any significant impact to the Company’s condensed consolidated financial statements to date.

Legal Proceedings

In December 2013, one of the Company’s former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of the Company’s subsidiaries, and unnamed John Doe defendants. This action alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of sales representatives and sales managers, failure to pay overtime compensation, failure to provide meal periods, failure to provide accurate itemized wage statements, failure to pay wages on termination and failure to reimburse expenses. The complaint also seeks penalties of an unspecified amount associated with the alleged violations, interest on all economic damages and reasonable attorney’s fees and costs. In addition, the complaint requests an injunction, which would enjoin the Company from similar violations of California’s Labor Code and Business and Professions Code, and restitution of costs to the plaintiff and purported class members under California’s unfair competition law. In January 2014, the Company filed an answer denying the allegations in the complaint and asserting various affirmative defenses. The parties are currently engaged in limited discovery and have agreed to participate in mediation. The Company has recorded a $0.4 million reserve related to this proceeding in its condensed consolidated financial statements.

In September 2014, two former installation technicians of the Company, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against the Company and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. The Company believes that it has strong defenses to the claims asserted in this matter. Although we cannot predict with certainty the ultimate resolution of this suit, we do not believe it will have a material adverse effect on our business, results of operations, cash flows or financial condition.

In May 2014, Vivint made the Company aware that the U.S. Attorney’s office for the State of Utah is engaged in an investigation that Vivint believes relates to certain political contributions made by some of Vivint’s executive officers that are directors of the Company and some of Vivint’s employees. The Company has no reason to believe that it, the executive officers or employees are targets of such investigation.

In addition to the matters discussed above, in the normal course of business, the Company has from time to time been named as a party to various legal claims, actions and complaints. While the outcome of these matters cannot be predicted with certainty, the Company does not currently believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on its condensed consolidated financial position, results of operations or cash flows.

The Company accrues for losses that are probable and can be reasonably estimated. The Company evaluates the adequacy of its legal reserves based on its assessment of many factors, including interpretations of the law and assumptions about the future outcome of each case based on available information.

16.	Basic and Diluted Net Income (Loss) Per Share

The Company computes basic earnings (loss) per share by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings or loss available to common stockholders by the weighted average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock.

The following table sets forth the computation of the Company’s basic and diluted net (loss attributable) income available per share to common stockholders for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net (loss attributable) income available to common stockholders	$(35,278)	$22,855	$(22,744)	$2,421
Denominator:
Shares used in computing net (loss attributable) income available per share to common stockholders, basic	78,428,498	75,000,000	76,159,639	75,000,000
Weighted-average effect of potentially dilutive shares to purchase common stock	—	912	—	13,624
Shares used in computing net (loss attributable) income available per share to common stockholders, diluted	78,428,498	75,000,912	76,159,639	75,013,624
Net (loss attributable) income available per share to common stockholders
Basic	$(0.45)	$0.30	$(0.30)	$0.03
Diluted	$(0.45)	$0.30	$(0.30)	$0.03

For the three and nine months ended September 30, 2014, the Company incurred net losses attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in weighted average number of common shares outstanding for those periods.

17.	Subsequent Events

Initial Public Offering

On October 6, 2014, the Company closed its initial public offering in which 20,600,000 shares of its common stock were sold at a public offering price of $16.00 per share, resulting in net proceeds of $300.8 million, after deducting underwriting discounts and commissions and $8.6 million in offering expenses payable by the Company. The offering costs were recorded in other non-current assets, net in the Company’s consolidated balance sheet as of September 30, 2014.

Repayment of Revolving Lines of Credit—Related Party

On October 9, 2014, the Company repaid $58.8 million in aggregate borrowings owed to Vivint under the 2013 Loan Agreement and the 2012 Loan Agreement, which was comprised of the September 30, 2014 balance of $58.7 million plus accrued interest for the first nine days of October. The loan agreements were terminated upon repayment.

Investment Fund

In October 2014, a wholly owned subsidiary of the Company entered into a solar investment fund arrangement with a fund investor. The total commitment under the solar investment fund arrangement is $5.0 million. The Company has not yet completed its assessment of whether the fund arrangement is a VIE.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the income tax credit (“ITC”) beginning in 2017;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to sustain and manage growth;
•	our ability to further penetrate existing markets, expand into new markets and expand into markets for non-residential solar energy systems;
•	our relationship with Vivint and our sponsor;
•	our expected use of proceeds from our initial public offering;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	our ability to maintain our brand and protect our intellectual property; and
•	our expectations regarding remediation of the material weakness in our internal control over financial reporting.

In combination with the risk factors we have identified, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Further, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all, or as predictions of future events. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We offer distributed solar energy to residential customers based on long-term contracts at prices below their current utility rates.  Our customer focus, neighborhood-driven direct-to-home sales model, brand and operational efficiency have driven our rapid growth in solar energy installations. We believe our continued growth is disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation.

We sell the electricity that our solar energy systems produce through long-term power purchase agreements or we lease our solar energy systems through long-term leases. Prior to the first quarter of 2014, all of our long-term customer contracts were structured as power purchase agreements. In the first quarter of 2014, we began offering leases to residential customers in connection with our entry into the Arizona market. Under either contract type, we install our solar energy system at our customer’s home and bill the customer monthly. In the power purchase agreement structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. We provide our lease customers a production guarantee, under which we agree to make a payment at the end of each year to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. The power purchase agreement and lease terms are typically for 20 years, and virtually all the rates that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. We do not believe that either form of long-term customer contract is materially more advantageous to us than the other.

We compete mainly with traditional utilities. In the markets we serve, our strategy is to price the energy we sell below prevailing retail electricity rates. As a result, the price our customers pay to buy energy from us varies depending on the state where the customer is located and the local traditional utility. In markets that are also served by other distributed solar energy system providers, the price we charge also depends on customer price sensitivity, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region.

Components and direct labor comprise the substantial majority of the costs of our solar energy systems. We have adopted a commission-based compensation model for our sales force and a piece-rate compensation model for our installation personnel to allow us to operate our business with relatively low fixed costs. Under U.S. generally accepted accounting principles, or GAAP, the cost of revenue from our long-term customer contracts is comprised of the depreciation of the cost of the solar energy systems, which are depreciated for accounting purposes over 30 years, and the amortization of initial direct costs, which are amortized over 20 years. For tax purposes, we utilize an accelerated depreciation schedule that treats our systems as five-year depreciable property, which due to tax conventions, generally depreciates the property over six years.

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and investment tax credits, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” As of September 30, 2014, we had raised ten investment funds to which investors such as banks and other large financial investors have committed to invest approximately $543 million, which will enable us to install solar energy systems of total fair market value approximating $1.3 billion. As of September 30, 2014, we had tax equity commitments to fund approximately 74 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $370 million.

Our investment funds have adopted either the partnership or inverted lease structures. For additional detail regarding our investment funds, please see the section of the Prospectus captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Funds.” We have determined that we are the primary beneficiary in these partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statement of operations, can have a significant impact on our reported results of operations.

Recent Developments

Initial Public Offering

On October 6, 2014, we closed our initial public offering in which we sold 20,600,000 shares of our common stock at a price of $16.00 per share, resulting in net proceeds of $300.8 million, after deducting underwriting discounts and commissions and $8.6 million in offering expenses payable by us. We maintain the proceeds received in cash and cash equivalents. There has been no material change in the planned use of such proceeds from our initial public offering as described in the Prospectus.

Bank of America, N.A. Aggregation Credit Facility

In September 2014, we entered into an aggregation credit facility pursuant to which we may borrow up to an aggregate of $350.0 million and, subject to certain conditions, up to an additional aggregate of $200.0 million in borrowings with certain financial institutions for which Bank of America, N.A. is acting as administrative agent. As of September 30, 2014, we incurred an aggregate of $87.0 million in term loan borrowings under this agreement, of which approximately $75.7 million was used to repay the outstanding principal and accrued and unpaid interest under the May 2014 term loan credit facility with Bank of America, N.A. The remaining borrowing capacity was $263.0 million as of September 30, 2014, which we are able to draw against dependent on additional solar energy system revenue being added to the portfolio.

Investment Funds

During the third quarter of 2014, we entered into two solar investment fund arrangements with fund investors. The total commitment under these investment fund arrangements was $200.0 million.

Repayment of Revolving Lines of Credit—Related Party

On October 9, 2014, we repaid $58.8 million in aggregate borrowings owed to Vivint under loan agreements entered into in 2013 and 2012, which was comprised of the September 30, 2014 balance of $58.7 million plus accrued interest for the first nine days of October. The loan agreements were terminated upon repayment.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates. These estimates are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, these estimates are based on a combination of assumptions that may not prove to be accurate over time, particularly given that a number of them involve estimates of cash flows up to 30 years in the future. Underperformance of the solar energy systems, payment defaults by our customers, cancellation of signed contracts, competition from other distributed solar energy companies, development in the distributed solar energy market and the energy market more broadly, technical innovation or other factors described under the section of this report captioned “Risk Factors” could cause our actual results to differ materially from our calculations. Furthermore, while we believe we have calculated these key metrics in a manner consistent with those used by others in our industry, other companies may in fact calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure. For additional information about these metrics, see the section of our Prospectus captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics.”

•

Solar energy system installations. Solar energy system installations represents the number of solar energy systems installed on customers’ premises. Cumulative solar energy system installations represents the aggregate number of solar energy systems that have been installed on customers’ premises. We track the number of solar energy system installations as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of growth from period to period.

•

Megawatts installed. Megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems that have been installed during the applicable period. Cumulative megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems that have been installed.

•

Estimated nominal contracted payments remaining. Estimated nominal contracted payments remaining equals the sum of the remaining cash payments that our customers are expected to pay over the term of their agreements with us for systems installed as of the measurement date. For a power purchase agreement, we multiply the contract price per kilowatt-hour by the estimated annual energy output of the associated solar energy system to determine the estimated nominal contracted payments. For a customer lease, we include the monthly fees and upfront fee, if any, as set forth in the lease.

•

Estimated retained value. Estimated retained value represents the net cash flows discounted at 6% that we expect to receive from customers pursuant to long-term customer contracts net of estimated cash distributions to fund investors and estimated operating expenses for systems installed as of the measurement date.

•

Estimated retained value under energy contracts. Estimated retained value under energy contracts represents the estimated retained value from the solar energy systems during the typical 20-year term of our contracts.

•

Estimated retained value of renewal. Estimated retained value of renewal represents the estimated retained value associated with an assumed 10-year renewal term following the expiration of the initial contract term. To calculate estimated retained value of renewal, we assume all contracts are renewed at 90% of the contractual price in effect at the expiration of the initial term.

•

Estimated retained value per watt. Estimated retained value per watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under long-term customer contracts that have been installed as of such date, and is subject to the same assumptions and uncertainties as estimated retained value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Solar energy system installations	6,935	2,921	15,560	7,600
Megawatts installed	48.6	16.4	105.4	40.8

	September 30,	December 31,
	2014	2013
Cumulative solar energy system installations	28,856	13,296
Cumulative megawatts installed	178.2	72.8
Estimated nominal contracted payments remaining (in millions)	$842.3	$394.1
Estimated retained value under energy contracts (in millions)	$316.7	$151.2
Estimated retained value of renewal (in millions)	$81.8	$39.2
Estimated retained value (in millions)	$398.6	$190.4
Estimated retained value per watt	$2.24	$2.62

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. GAAP require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, cash flows and related footnote disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results materially differ from these estimates.

We consider our critical accounting policies and estimates to be principles of consolidation; revenue recognition; U.S. Treasury grants and investment tax credits; solar energy systems, net; solar energy performance guarantees; impairment of long-lived assets and indefinite-lived intangible assets; goodwill impairment analysis; stock-based compensation; provision for income taxes; and non-controlling interests and redeemable non-controlling interests.

There have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2014 from those disclosed in our Prospectus.

Components of Results of Operations

Revenue

We classify and account for long-term customer contracts as operating leases. We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. We also apply for and receive solar renewable energy credits, or SRECs, in certain jurisdictions for power generated by our solar energy systems. We generally recognize revenue related to the sale of SRECs upon delivery. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities and the timing and volume of our SREC sales may lead to fluctuations in our quarterly results. During the three months ended September 30, 2014 and 2013, approximately 8% of our revenue was attributable to SREC sales in both periods and less than 1% of our revenue was attributable to state and local rebates and incentives in both periods. During the nine months ended September 30, 2014 and 2013, approximately 8% and 7% of our revenue was attributable to SREC sales and less than 1% of our revenue was attributable to state and local rebates and incentives in both periods. On occasion we have sold solar energy systems for cash. In these instances, the revenue is recognized upon the solar energy system passing inspection by the responsible city department. Subsequent to our acquisition of Solmetric Corporation in the first quarter of 2014 (the “Solmetric Acquisition”), we began recognizing revenue related to the sale of photovoltaic installation software products and devices, a portion of which consists of post-contract customer support.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Operating leases and incentives	$7,131	$2,123	$15,798	$3,916
Photovoltaic installation devices and software	1,108	—	2,410	—
Solar energy system sales	94	151	190	283
Total revenue	$8,333	$2,274	$18,398	$4,199

Operating Expenses

Cost of Revenue

Cost of operating leases and incentives is comprised of the depreciation of the cost of the solar energy systems, which are depreciated for accounting purposes over 30 years; the amortization of initial direct costs, which are amortized over the term of the long-term customer contract; warehouse rent; utilities; fleet vehicle executory costs; and the indirect costs related to the processing, account creation, design, installation and interconnection of solar energy systems, such as personnel costs not directly associated to a solar energy system installation, which are not capitalized. Under our direct sales model, a vast majority of payments to our direct sales personnel consist of commissions attributable to long-term customer contract acquisition. Capitalized initial direct costs consist of these commissions and other customer acquisition expenses. The cost of operating leases and incentives related to the sales of SRECs is limited to broker fees, which are only paid in connection with certain transactions. Accordingly, the sale of SRECs in a quarter favorably impacts our operating results for that period. In future periods, we anticipate that the cost of operating leases and incentives revenue will continue to increase in absolute dollars as we continue to expand sales coverage.

Cost of solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of the photovoltaic installation software products and devices.

Sales and Marketing Expenses

Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses, sales commissions and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel and professional services. In future periods, we anticipate sales and marketing costs to increase significantly in absolute dollars as we continue to grow our headcount for sales employees and undertake new marketing initiatives to continue to grow our business.

Research and Development

Research and development expense is comprised primarily of the salaries and benefits of certain Solmetric employees and other costs related to the development of photovoltaic installation software products and devices. Research and development costs are charged to expense when incurred. In future periods, we anticipate research and development costs to increase in absolute dollars.

General and Administrative Expenses

General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation; professional fees related to legal, human resources, accounting and structured finance services; travel; and certain allocated corporate overhead costs related to facilities and information technology. In future periods, we expect that general and administrative expenses will increase in absolute dollars in order to support the growth in our business, to build a corporate infrastructure separate from Vivint, to operate as a public reporting company and to manage an increasing number of investment fund arrangements. Our historical financial results include charges for the use of services provided by Vivint centralized departments and shared facilities. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from the Vivint businesses during the periods presented. However, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. In future periods, we expect to continue to use certain of these services, such as information and technology resources and systems and marketing services, from Vivint as part of the transition services agreement, which provides that we continue to be charged for actual costs incurred.

Amortization of Intangible Assets

We recorded intangible assets at their fair value of $43.8 million as of November 17, 2012, the date of our acquisition by 313 Acquisition LLC. Such intangible assets are being amortized over their estimated useful life of three years. In addition, we recorded finite-lived intangible assets of $3.7 million with useful lives ranging from five to ten years as part of the Solmetric Acquisition in January 2014. As part of the acquisition, we also recorded intangible assets of $2.1 million related to in-process research and development which are subject to amortization upon completion of the project or impairment if the project is subsequently abandoned. During the third quarter of 2014, we also recorded $0.3 million of capitalized software development costs related to the development of an internal-use software application that is intended to improve the sales process.

Non-Operating Expenses

Interest Expense

Interest expense primarily consists of the interest charges associated with our indebtedness and the interest component of capital lease obligations. In the future, we may incur additional indebtedness to fund our operations and our interest expense would correspondingly increase.

Other Expense

Other expense primarily consists of interest and penalties primarily associated with employee payroll withholding tax payments which were not paid in a timely manner.

Provision for Income Taxes

We are subject to taxation in the United States, where all our business is conducted.

Our effective income tax rates differ from the U.S. federal statutory rate primarily due to changes in the valuation allowance on our deferred taxes, state taxes, transactions with non-controlling interests and redeemable non-controlling interests, tax credits, amortization of the prepaid tax asset and nondeductible expenses. Our tax expense (benefit) is composed primarily of state and local taxes paid, intercompany gains, tax credits and net operating losses that are being carried forward to future tax periods.

Net (Loss Attributable) Income Available to Common Stockholders

We determine the net (loss attributable) income available to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests. The net loss attributable to non-controlling interests and redeemable non-controlling interests represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Revenue:
Operating leases and incentives	$7,131	$2,123	$15,798	$3,916
Solar energy system and product sales	1,202	151	2,600	283
Total revenue	8,333	2,274	18,398	4,199
Operating expenses:
Cost of revenue—operating leases and incentives	19,515	4,811	47,161	12,824
Cost of revenue—solar energy system and product sales	627	32	1,510	108
Sales and marketing	5,220	2,105	16,229	4,995
Research and development	431	—	1,403	—
General and administrative	37,170	5,135	63,276	9,967
Amortization of intangible assets	3,727	3,649	11,155	10,946
Total operating expenses	66,690	15,732	140,734	38,840
Loss from operations	(58,357)	(13,458)	(122,336)	(34,641)
Interest expense	3,261	963	7,335	1,954
Other expense	297	541	1,462	1,063
Loss before income taxes	(61,915)	(14,962)	(131,133)	(37,658)
Income tax (benefit) expense	(10,222)	31	(3,286)	76
Net loss	(51,693)	(14,993)	(127,847)	(37,734)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(16,415)	(37,848)	(105,103)	(40,155)
Net (loss attributable) income available to common stockholders	$(35,278)	$22,855	$(22,744)	$2,421

Comparison of Three Months Ended September 30, 2014 and 2013

Revenue

	Three Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Total Revenue	$8,333	$2,274	$6,059

The $6.1 million increase in total revenue was primarily attributable to an increase of $4.5 million related to operating lease and incentives as the number of installed solar energy systems in service increased significantly for the three months ended September 30, 2014 compared to the same period in 2013. In addition, revenue from the sale of SRECs increased $0.5 million for the three months ended September 30, 2014 compared to the same period in 2013. Finally, we recognized revenue of $1.1 million related to the sale of photovoltaic installation software products and devices in the three months ended September 30, 2014. We did not recognize revenue related to the sale of photovoltaic installation software products and devices in the three months ended September 30, 2013 as the Solmetric Acquisition occurred in January 2014.

Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$19,515	$4,811	$14,704
Cost of revenue—solar energy system and product sales	627	32	595
Sales and marketing	5,220	2,105	3,115
Research and development	431	—	431
General and administrative	37,170	5,135	32,035
Amortization of intangible assets	3,727	3,649	78
Total operating expenses	$66,690	$15,732	$50,958

Cost of Revenue. The $14.7 million increase in cost of revenue—operating leases and incentives was primarily due to an $8.4 million increase in costs related to the design, installation and interconnection of solar energy systems to the power grid that were expensed in the period primarily due to growth in headcount and the increase in the number of installed solar energy systems. Depreciation and amortization of solar energy systems also increased $1.7 million primarily due to the increase in the number of installed solar energy systems and consistent with the significant growth in revenue over these periods. Other factors contributing to the increase in these expenses were the increases of fleet vehicle maintenance, insurance, warehouse and other related costs of $1.7 million; facility and information technology expenses related to our agreements with Vivint and allocated to cost of revenue—operating leases and incentives of $1.8 million due to our increased headcount as well as increased square footage utilized by our employees; stock-based compensation expense of $0.7 million; and travel costs related to design and installation activities of $0.3 million.

The $0.6 million increase in cost of revenue—solar energy system and product sales in the three months ended September 30, 2014 was primarily due to the costs of photovoltaic installation software products.

Sales and Marketing Expense. The $3.1 million increase in sales and marketing expense was attributable to our continued efforts to grow our business by entering into new markets, opening new sales offices in various locations and increased hiring of sales and marketing personnel. Specifically, the higher expense level was attributable to increased compensation and benefits expense of $1.3 million, including $0.5 million related to stock-based compensation, increased sales and marketing related administrative costs of $0.7 million, increased travel and housing expenses of $0.6 million and increased costs related to advertising, promotional and other marketing-related expenses of $0.5 million.

Research and Development Expense. The $0.4 million increase in research and development expense was attributable to photovoltaic installation software product and device development during the three months ended September 30, 2014. Prior to the Solmetric Acquisition in January 2014, we did not incur any research and development expenses.

General and Administrative Expense. The $32.0 million increase in general and administrative expenses primarily resulted from an increase in stock-based compensation expense of $18.6 million, of which $14.8 million related to purchases of our stock by two of our directors in September 2014 (see Note 11—Redeemable Non-Controlling Interests and Equity for more details on this transaction). Other factors contributing to the increase in general and administrative expense were an increase in professional service fees of $5.8 million driven primarily from costs related to our initial public offering and preparations to become a public reporting company, an increase in compensation and benefits of $4.2 million as we added headcount to support our growth, an increase in costs incurred to initiate tax equity investment funds of $2.2 million and an increase in other administrative costs of $1.0 million for items including travel, new office equipment not capitalized, professional fees and depreciation.

Amortization of Intangible Assets. The increase in amortization of intangible assets is a result of the intangible assets acquired as part of the Solmetric Acquisition.

Non-Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Interest expense	$3,261	$963	$2,298
Other expense	297	541	(244)

Interest Expense. The $2.3 million increase in interest expense was primarily the result of additional borrowings. Of the $2.3 million increase, $1.9 million related to our credit facility and aggregation credit facility entered into in 2014 and $0.4 million related to our revolving lines of credit with Vivint. Of the $1.9 million in interest expense related to our credit facilities with Bank of America, $0.9 million related to the amortization of loan origination fees.

Other Expense. The $0.2 million decrease in other expenses during the three months ended September 30, 2014 compared to the prior period was comprised primarily of a decrease in incurred interest and penalties associated with payroll taxes from 2012 and 2013 that had previously not been paid in a timely manner. The decrease was primarily due to payments in 2014 of past-due payroll taxes.

Net Loss Attributable to Non-controlling Interests and Redeemable Non-controlling Interests

	Three Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non- controlling interests	$(16,415)	$(37,848)	$21,433

The allocation of net loss to non-controlling interests and redeemable non-controlling interests as a percentage of our total net loss was 32% and 252% for the three months ended September 30, 2014 and 2013. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Specifically, the decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests was primarily due to the timing of our sale and subsequent installation of solar energy systems into certain investment funds. Losses to the fund investors were also driven by a reduction in certain fund investors’ claims on net assets due to the election of the partnership to take bonus depreciation allowances under Internal Revenue Code Section 179, as well as the receipt of ITCs that were primarily allocated to fund investors.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenue

	Nine Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Total Revenue	$18,398	$4,199	$14,199

The $14.2 million increase in total revenue was primarily attributable to an increase of $10.6 million related to operating lease and incentives as the number of installed solar energy systems in service increased significantly for the nine months ended September 30, 2014 compared to the same period in 2013. In addition, revenue from the sale of SRECs increased $1.2 million for the nine months ended September 30, 2014 compared to the same period in 2013. Finally, subsequent to the Solmetric Acquisition in January 2014, we recognized revenue of $2.4 million related to the sale of photovoltaic installation software products and devices in the nine months ended September 30, 2014. We did not recognize revenue related to the sale of photovoltaic installation software products and devices in the nine months ended September 30, 2013 as the Solmetric Acquisition occurred in January 2014.

Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$47,161	$12,824	$34,337
Cost of revenue—solar energy system and product sales	1,510	108	1,402
Sales and marketing	16,229	4,995	11,234
Research and development	1,403	—	1,403
General and administrative	63,276	9,967	53,309
Amortization of intangible assets	11,155	10,946	209
Total operating expenses	$140,734	$38,840	$101,894

Cost of Revenue. The $34.3 million increase in cost of revenue—operating leases and incentives was primarily due to a $20.9 million increase in costs that were expensed in the period and related to the design, installation and interconnection of solar energy systems to the power grid primarily due to growth in headcount and the increase in the number of installed solar energy systems. Depreciation and amortization of solar energy systems also increased $4.1 million primarily due to the increase in the number of installed solar energy systems and consistent with the significant growth in revenue over these periods. The facility and information technology expenses related to our agreements with Vivint and allocated to cost of revenue—operating leases and incentives increased by $4.3 million due to our increased headcount as well as increased square footage utilized by our employees. Other factors contributing to the increase in these expenses were the increases in fleet vehicle maintenance, insurance, warehouse and other related costs of $3.0 million; travel costs related to design and installation activities of $1.1 million; and stock-based compensation of $0.7 million.

The $1.4 million increase in cost of revenue—solar energy system and product sales in the nine months ended September 30, 2014 was primarily due to the costs of photovoltaic installation software products.

Sales and Marketing Expense. The $11.2 million increase in sales and marketing expense was attributable to our continued efforts to grow our business by entering into new markets, opening new sales offices in various locations and increased hiring of sales and marketing personnel. Specifically, the higher expense level was attributable to increased compensation and benefits expense of $5.9 million, including $0.6 million related to stock-based compensation, increased costs related to advertising, promotional and other marketing-related expenses of $2.1 million, increased travel and housing expenses of $1.8 million, increased sales and marketing related administrative costs of $1.1 million and increased facility and information technology expenses allocated to sales and marketing related to our agreement with Vivint of $0.2 million.

Research and Development Expense. The $1.4 million increase in research and development expense was attributable to photovoltaic installation software product and device development during the nine months ended September 30, 2014. Prior to the Solmetric Acquisition in January 2014, we did not incur any research and development expenses.

General and Administrative Expense. The $53.3 million increase in general and administrative expenses primarily resulted from an increase in stock-based compensation expense of $19.3 million, of which $14.8 million related to purchases of our stock by two of our directors in September 2014 (see Note 11—Redeemable Non-Controlling Interests and Equity for more details on this transaction). Our professional service fees increased by $15.9 million driven primarily from costs related to our initial public offering, preparations to become a public reporting company. Our compensation and benefits increased by $9.8 million as we added headcount to support our growth and costs incurred to initiate tax equity investment funds increased by $6.0 million. Other factors contributing to the increase in these costs were an increase in banking service charges of $0.4 million, an increase in the facility and information technology expenses related to our agreements with Vivint and allocated to general and administrative expense of $0.5 million, new office equipment costs not capitalized of $0.3 million and an increase in other administrative costs of $0.8 million for items including travel, depreciation and professional fees.

Amortization of Intangible Assets. The increase in amortization of intangible assets is a result of the intangible assets acquired as part of the Solmetric Acquisition.

Non-Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Interest expense	$7,335	$1,954	$5,381
Other expense	1,462	1,063	399

Interest Expense. The $5.4 million increase in interest expense was primarily the result of additional borrowings. Of the $5.4 million increase, $3.1 million related to our credit facility and aggregation credit facility entered into in 2014 and $2.5 million related to our revolving lines of credit with Vivint. Of the $3.1 million in interest expense related to our credit facilities with Bank of America, $1.5 million related to the amortization of loan origination fees. These increases in interest expense were partially offset by a decrease of $0.2 million in interest expense related to the revolving line of credit that was terminated in June 2013.

Other Expense. The $0.4 million increase in other expenses during the nine months ended September 30, 2014 as compared to the prior period was comprised primarily of interest and penalties associated with payroll taxes from 2012 and 2013 that were not paid in a timely manner.

Net Loss Attributable to Non-controlling Interests and Redeemable Non-controlling Interests

	Nine Months Ended
	September 30,		$ Change
	2014	2013	2014 to 2013
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non- controlling interests	$(105,103)	$(40,155)	$(64,948)

The allocation of net loss to non-controlling interests and redeemable non-controlling interests as a percentage of our total net loss was 82% and 106% for the nine months ended September 30, 2014 and 2013. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Specifically, the increase in net loss attributable to non-controlling interests and redeemable non-controlling interests was mainly due to the timing of our sale and subsequent installation of solar energy systems into certain investment funds. Losses to the fund investors were also driven by a reduction in certain fund investors’ claims on net assets due to the election of the partnership to take bonus depreciation allowances under Internal Revenue Code Section 179, as well as the receipt of ITCs that were primarily allocated to fund investors.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $66.1 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. On October 6, 2014, we closed our initial public offering in which we sold 20,600,000 shares of our common stock at a price of $16.00 per share, resulting in net proceeds of $300.8 million after deducting underwriting discounts and commissions and $8.6 million in offering expenses payable by us. We maintain the proceeds received in cash and cash equivalents. Since inception, we have financed our operations primarily from investment fund arrangements that we have formed with fund investors and, to a lesser extent, from borrowings. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. We believe our cash and cash equivalents, including our initial public offering proceeds, investment fund commitments, projected investment fund contributions and available borrowings as further described below will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Sources of Funds

Sale of Equity Securities

On October 6, 2014, we closed our initial public offering in which we sold 20,600,000 shares of our common stock at a price of $16.00 per share, resulting in net proceeds of $300.8 million after deducting underwriting discounts and commissions and $8.6 million in offering expenses payable by us. We maintain the proceeds received in cash and cash equivalents.

In August and September 2014, we issued and sold an aggregate of 9,703,122 shares of common stock to 313 Acquisition LLC and two of our directors for $10.667 per share for aggregate gross proceeds of $103.5 million. For additional discussion regarding these transactions, refer to Note 11—Redeemable Non-Controlling Interest and Equity.

Investment Fund Commitments

As of September 30, 2014, we have raised ten investment funds to which investors such as banks and other large financial investors have committed to invest approximately $543 million, which will enable us to install solar energy systems of total fair market value approximating $1.3 billion. The undrawn committed capital for these funds is approximately $162 million, which includes approximately $42 million in payments that will be received from fund investors upon interconnection to the respective utility grid of solar energy systems that have already been allocated to investment funds. As of September 30, 2014, we had tax equity commitments to fund approximately 74 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $370 million.

Debt Instruments

Aggregation Credit Facility. In September 2014, we entered into an aggregation credit facility pursuant to which we may borrow up to an aggregate of $350.0 million and, subject to certain conditions, up to an additional aggregate of $200.0 million in borrowings with certain financial institutions for which Bank of America, N.A. is acting as administrative agent. As of September 30, 2014, we incurred an aggregate of $87.0 million in term loan borrowings under this agreement, of which approximately $75.7 million was used to repay the outstanding principal and accrued and unpaid interest under the May 2014 credit facility with Bank of America, N.A., and had a remaining borrowing capacity of $263.0 million.

Prepayments are permitted under the aggregation credit facility, and the principal and accrued interest on any outstanding loans mature on March 12, 2018. Under the aggregation credit facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which we may incur borrowings and 3.50% after such period plus either of (2)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. As of September 30, 2014, the borrowings under the aggregation credit facility accrued interest at 3.5%.

The borrower under the aggregation credit facility is Vivint Solar Financing I, LLC, one of our indirect wholly owned subsidiaries, that in turn holds our interests in the managing members in our existing investment funds. These managing members guarantee the borrower’s obligations under the aggregation credit facility. In addition, Vivint Solar Holdings, Inc. has pledged its interests in the borrower, and the borrower has pledged its interests in the guarantors as security for the borrower’s obligations under the aggregation credit facility. The aggregation credit facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions, as well as maintain certain financial ratios. As of September 30, 2014, we were in compliance with such covenants.

Related Party Revolving Lines of Credit.  In May 2013, we entered into a Subordinated Note and Loan Agreement with Vivint, pursuant to which we may incur up to $20.0 million in revolver borrowings. In January 2014, we amended and restated the agreement, pursuant to which we may incur up to an additional $30.0 million in revolver borrowings. As of September 30, 2014, we had $36.0 million outstanding under this agreement, inclusive of paid-in-kind and accrued interest. On October 9, 2014, we paid in full the then outstanding borrowings and accrued interest and terminated the agreement.

In December 2012, we entered into a Subordinated Note and Loan Agreement with Vivint, pursuant to which we may incur up to $20.0 million in revolver borrowings. As of September 30, 2014, we had $22.7 million outstanding under this agreement, inclusive of paid-in-kind and accrued interest. On October 9, 2014, we paid in full the outstanding borrowings and accrued interest and terminated the agreement.

Uses of Funds

Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems and other working capital requirements. Over the past two years, our operating expenses have increased from year to year due to the significant growth of our business. Currently, our capital expenditures excluding our solar energy systems are minimal; however, we anticipate that our capital expenditures will increase as we continue to grow our business.

We expect our operating cash requirements to increase in the future as we increase sales and marketing activities to expand into new markets and increase sales coverage in markets in which we currently operate. In addition, the agreements governing each of our investment funds include options that, when exercised, either require us to purchase, or allow us to elect to purchase, our fund investor’s interest in the investment fund. No options have been exercised or become exercisable to date, however, such options are expected to become exercisable in the future and the exercise of one or more options could require us to expend significant funds. Regardless of whether these options are exercised, we will need to raise financing to support our operations, and such financing may not be available to us on acceptable terms, or at all. If we are unable to raise financing when needed, our operations and ability to execute our business strategy could be adversely affected. We may seek to raise financing through the sale of equity, equity-linked securities or the incurrence of indebtedness. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through the incurrence of indebtedness, such indebtedness would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
Consolidated cash flow data:	(In thousands)
Net cash used in operating activities	$(104,871)	$(10,548)
Net cash used in investing activities	(266,303)	(91,218)
Net cash provided by financing activities	431,285	105,081
Net increase in cash and cash equivalents	$60,111	$3,315

 Operating Activities

For the nine months ended September 30, 2014, we had a net cash outflow from operations of $104.9 million. The cash outflow primarily resulted from our net loss of $127.8 million and increases in our prepaid tax asset of $45.8 million, other non-current assets of $11.4 million, prepaid and other current assets of $11.6 million and accounts receivable of $1.9 million as well as decreases in accounts payable to related parties of $3.1 million and accrued compensation of $2.8 million. The cash outflow was partially offset by non-cash items such as $45.6 million of deferred income taxes, $20.8 million of stock-based compensation, $16.7 million of depreciation and amortization, $4.3 million of non-cash interest expense, $1.5 million of amortized deferred financing costs and increases in accrued and other current liabilities of $7.8 million, deferred revenue of $1.3 million and accounts payable of $1.2 million.

For the nine months ended September 30, 2013, we had a net cash outflow from operations of $10.5 million. This cash outflow primarily resulted from our net loss of $37.7 million and increases in our prepaid tax asset of $18.1 million, prepaid expenses and other current assets of $2.2 million and accounts receivable and other non-current assets of $0.9 million. The cash outflow was partially offset by non-cash items such as $17.5 million of deferred income taxes, $12.0 million of depreciation and amortization, $1.8 million of non-cash interest expense, $0.3 million of stock-based compensation and increases in accrued compensation of $6.5 million, accounts payable of $4.7 million, accrued and other current liabilities of $3.5 million, accounts payable to related parties of $1.6 million and deferred revenue of $0.4 million.

Investing Activities

For the nine months ended September 30, 2014, we used $266.3 million in investing activities of which $249.6 million was associated with the design, acquisition and installation of solar energy systems; $12.0 million related to the Solmetric Acquisition; $3.1 million related to the purchase of property; $1.5 million related to the change in restricted cash associated with our aggregation credit facility entered into in May 2014 and $0.3 million related to the purchase of intangible assets; partially offset by receipt of $0.2 million of U.S. Treasury grants associated with the solar energy systems.

For the nine months ended September 30, 2013, we used $91.2 million in investing activities of which $96.7 million was related to the design, acquisition and installation of solar energy systems and $3.5 million was related to the change in restricted cash associated with the guaranty agreements with fund investors. These uses were partially offset by receipt of $9.0 million of U.S. Treasury grants associated with the solar energy systems.

Financing Activities

For the nine months ended September 30, 2014, we generated $431.3 million from financing activities primarily comprised of $240.9 million in proceeds from investments by various fund investors and $103.5 million from the issuance of shares of common stock to 313 Acquisition LLC and two directors. We also paid distributions to fund investors of $5.5 million. In addition, we received $154.5 million and repaid $141.5 million under our revolving lines of credit with related parties. We received $87.0 million under our aggregation credit facility entered into in September 2014 and received and repaid $75.5 million under our short-term credit facility. We also paid $5.8 million of deferred offering costs and repaid $1.8 million on our capital lease obligations.

For the nine months ended September 30, 2013, we generated $105.1 million from financing activities primarily resulting from $84.4 million and $63.5 million in proceeds from investments by various fund investors and revolving lines of credit from a related party, and paid distributions to fund investors of $1.5 million. In addition, we repaid $40.0 million on our revolving line of credit with a third party, $2.0 million on a revolving line of credit with a third party and $0.7 million on our capital lease obligations, and we received capital contributions from 313 Acquisition LLC of $1.4 million.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Prospectus.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and our indebtedness.

As of September 30, 2014, we had cash and cash equivalents of $66.1 million. Our cash equivalents are money market accounts and time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

In September 2014, we entered into an aggregation credit facility pursuant to which we may borrow up to an aggregate of $350.0 million and, subject to certain conditions, up to an additional aggregate of $200.0 million in borrowings with certain financial institutions for which Bank of America, N.A. is acting as administrative agent. As of September 30, 2014, we incurred an aggregate of $87.0 million in term loan borrowings under this agreement, which currently accrues interest at a rate of approximately 3.5%. If the aggregation facility had been fully drawn at December 31, 2013 and remained outstanding for all of 2014, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $1.2 million.

All of our operations are in the United States and all purchases of our solar energy system components are denominated in U.S. dollars. However, our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies. If the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these currencies (particularly the Chinese Renminbi), our suppliers may raise the prices they charge us, which could harm our financial results.

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Prospectus, our disclosure controls and procedures were not effective as of September 30, 2014.

Previously Reported Material Weakness

In connection with the preparation, audits and interim reviews of our consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we and our independent registered public accounting firm identified a number of material errors and other audit adjustments in connection with the preparation, audits and interim reviews of our consolidated financial statements which resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2013 and as of and for the three months ended March 31, 2014.

As of December 31, 2013 and through September 30, 2014, we had not designed and implemented sufficient controls and processes and did not have a sufficient number of qualified accounting, finance and tax personnel. Additionally, the nature of our investment funds increases the complexity of our accounting for the allocation of net income (loss) between our stockholders and non-controlling interests under the HLBV method and the calculation of our tax provision. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the calculation under the HLBV method and the calculation of our tax provision could become increasingly complicated. This additional complexity could increase the chance that we experience additional errors in the future, particularly because we have a material weakness in internal controls. In addition, our need to devote our resources to addressing this complexity could delay or prolong our remediation efforts and thereby prolong the existence of the material weakness. As a result, we and our independent registered public accounting firm determined that we do not have adequate procedures and controls and an adequate number of personnel to ensure that accurate financial statements could be prepared on a timely basis.

We have begun taking numerous steps and plan to take additional steps to remediate the underlying causes of the material weakness. In November 2013, we hired a new chief financial officer and a new vice president of finance and in January 2014, we hired a new corporate controller as well as additional finance and accounting personnel since January 2014, which significantly increases our finance and accounting team’s experience in GAAP and financial reporting for publicly traded companies. We are also in the process of formalizing and implementing written policies and procedures for the review of account analyses, reconciliations and journal entries. In January 2014, we engaged third-party consultants to provide support over our accounting and financial reporting process including assisting us with our evaluation of complex technical accounting matters. In addition, we expect to retain consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we plan to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected. We plan to complete this remediation process as quickly as possible. Although we expect it will take at least a year, we cannot estimate how long it will take to remediate this material weakness. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness and may take more than a year to complete. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weakness will result in additional errors in or restatements of our financial statements.

We expect to be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we will be required to engage an independent registered public accounting firm to opine on the effectiveness of our internal control over financial reporting beginning at the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is adverse if such firm is not satisfied with the level at which our controls are documented, designed, operated or reviewed. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, as a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may from time to time be named as a party to various legal claims, actions and complaints. It is impossible to predict with certainty whether any resulting liability would have a material adverse effect on our financial position, results of operations or cash flows.

In December 2013, one of our former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of our subsidiaries, and unnamed John Doe defendants. This action alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of sales representatives and sales managers, failure to pay overtime compensation, failure to provide meal periods, failure to provide accurate itemized wage statements, failure to pay wages on termination and failure to reimburse expenses. The complaint also seeks penalties of an unspecified amount associated with the alleged violations, interest on all economic damages and reasonable attorney’s fees and costs. In addition, the complaint requests an injunction, which would enjoin us from similar violations of California’s Labor Code and Business and Professions Code, and restitution of costs to the plaintiff and purported class members under California’s unfair competition law. In January 2014, we filed an answer denying the allegations in the complaint and asserting various affirmative defenses. The parties are currently engaged in limited discovery and have agreed to participate in mediation. We have recorded a $0.4 million reserve related to this proceeding in our condensed consolidated financial statements.

In September 2014, two of our former installation technicians, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against us and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. We believe that we have strong defenses to the claims asserted in this matter. Although we cannot predict with certainty the ultimate resolution of this suit, we do not believe it will have a material adverse effect on our business, results of operations, cash flows or financial condition.

In May 2014, Vivint made us aware that the U.S. Attorney’s office for the State of Utah is engaged in an investigation that Vivint believes relates to certain political contributions made by some of Vivint’s executive officers that are our directors and some of Vivint’s employees. We have no reason to believe that we, the executive officers or employees are targets of such investigation.

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before you decide to purchase shares of our common stock. If any of the following risks occurred, it could materially adversely affect our business, financial condition or operating results. This report also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to our Business

We need to enter into substantial additional financing arrangements to facilitate our customers’ access to our solar energy systems, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of September 30, 2014, we had raised ten investment funds to which investors such as banks and other large financial investors have committed to invest approximately $543 million which will enable us to install solar energy systems of total fair market value approximating $1.3 billion. As of September 30, 2014, we had tax equity commitments to fund approximately 74 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $370 million. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects.

To meet the capital needs of our growing business, we will need to obtain additional financing from new investors and investors with whom we currently have arrangements. If any of the financial institutions that currently provide financing decide not to invest in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to provide financing and negotiate new financing terms.

In the past, we have at times been unable to establish investment funds in accordance with our plans, due in part to the relatively limited number of investors attracted to such types of funds, competition for such capital and the complexity associated with negotiating the agreements with respect to such funds. Delays in raising financing could cause us to delay entering into new markets and hiring additional personnel in support of our planned growth. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed power purchase agreements with customers. Our future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms that are less favorable than those received by our competitors. For example, if we experience higher customer default rates than we currently experience in our existing investment funds, this could make it more difficult or costly to attract future financing. In our experience, there are a relatively small number of investors that generate sufficient profits and possess the requisite financial sophistication that can benefit from and have significant demand for the tax benefits that our investment funds can provide. Historically, in the distributed solar energy industry, investors have typically been large financial institutions and a few large, profitable corporations. Our ability to raise investment funds is limited by the relatively small number of such investors. Any inability to secure financing could lead us to cancel planned installations, could impair our ability to accept new customers and could increase our borrowing costs, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

A material reduction in the retail price of traditional utility generated electricity or electricity from other sources would harm our business, financial condition, results of operations and prospects.

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 1% of its total addressable market in the U.S. residential sector.

The customer’s decision to choose solar energy may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

•	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;
•	relief of transmission constraints that enable local centers to generate energy less expensively;
•	reductions in the price of natural gas;
•	utility rate adjustment and customer class cost reallocation;
•	energy conservation technologies and public initiatives to reduce electricity consumption;
•	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•	development of new energy generation technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase of electricity under our power purchase agreements or the lease of our solar energy systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited.

Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for electricity from our solar energy systems.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies of electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of distributed electricity generation systems to the power grid. Policies and regulations that promote renewable energy have been challenged by traditional utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. To the extent that such views are reflected in government policy, the changes in such policies and regulations could adversely affect our results of operations, cost of capital and growth prospects.

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would make our current products less competitive with the price of electricity from the power grid. For example, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our offerings.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, California has adopted and implemented Assembly Bill 327, which has directly revised the caps on net metering applicable to each utility in the state, and further mandates that the California Public Utilities Commission, or CPUC, study net metering and craft an updated program that may result in future charges being imposed on our customers in California. It is possible these charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the concentration of our business in California and Hawaii, which account for approximately 51% and 12% of our cumulative installations as of September 30, 2014, any such changes in these markets would be particularly harmful to our business, results of operations and future growth.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives could adversely impact our business.

Federal, state and local government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. We rely on these governmental rebates, tax credits and other financial incentives to finance solar energy system installations. These incentives enable us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy with those customers as an alternative to utility provided power. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning. In addition, the financial value of certain incentives decreases over time. For example, the value of SRECs in a market tends to decrease over time as the supply of SREC producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our financial results.

The federal government currently offers a 30% investment tax credit, or the ITC, under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities until December 31, 2016. By statute, the ITC is scheduled to decrease to 10% of the fair market value of a solar energy system on January 1, 2017, and the amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction, the rate of growth of installations of our residential solar energy systems would be negatively impacted. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2017, unless modified by an intervening change in law, will significantly impact the attractiveness of solar to these investors and potentially our business.

Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. Reductions in, eliminations or expirations of or additional application requirements for, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new investment funds and our ability to offer attractive financing to prospective customers.

We rely on net metering and related policies to offer competitive pricing to our customers in all of our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar energy systems.

Our business benefits significantly from favorable net metering policies in states in which we operate. Net metering allows a homeowner to pay his or her local electric utility only for their power usage net of production from the solar energy system, transforming the conventional relationship between customers and traditional utilities. Homeowners receive credit for the energy that the solar installation generates to offset energy usage at times when the solar installation is not generating energy. In states that provide for net metering, the customer typically pays for the net energy used or receives a credit against future bills at the retail rate if more energy is produced than consumed. In some states and utility territories, customers are also reimbursed by the electric utility for net excess generation on a periodic basis.

Forty-three states, Puerto Rico and the District of Columbia have adopted some form of net metering. Each of the states where we currently serve customers has adopted some form of a net metering policy. In 2013, however, net metering programs were subject to regulatory scrutiny in some states, such as Arizona, California, Colorado, Idaho and Louisiana. Generally, the programs were upheld in their current form, though some were subject to minor modification and others, including California, have been designated for additional regulatory review in the next few years. In California, for example, the current net metering rules, as applied to the state’s three large investor-owned utilities (San Diego Gas and Electric Company, Southern California Edison Company and Pacific Gas and Electric Company), would generally be grandfathered for a period of 20 years, but only for systems installed prior to the earlier of July 1, 2017 or the date the applicable utility reaches its statutory net metering cap. This net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 607 megawatts for San Diego Gas and Electric Company; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. Once the net metering cap is reached for one of the three investor-owned utilities, customers of that utility seeking to net meter will be required to take service under the new net metering tariff. As of September 30, 2014, none of these investor-owned utilities had reached 55% of its net metering cap. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities.

Once the current net metering tariff is no longer available in California, it is unclear whether net metering customers will enjoy the same rate of credit for exporting electricity to the grid and monthly fees that apply only to net metering customers could be imposed.

If net metering caps in certain jurisdictions are reached while they are still in effect, or if the value of the credit that customers receive for net metering is significantly reduced, future customers may be unable to recognize the same level of cost savings associated with net metering that current customers enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would significantly limit customer demand for our solar energy systems and the electricity they generate and could adversely impact our business, results of operations and future growth.

Technical and regulatory limitations may significantly reduce our ability to sell electricity from our solar energy systems in certain markets.

Technical and regulatory limits may curb our growth in certain key markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in certain geographic areas. While these limits have constrained our growth in Hawaii, legislative and regulatory developments in Hawaii have generally allowed distributed electricity generation penetration beyond the electric utility imposed limitations. Future revisions, however, could result in limitations on deployment of solar energy systems in Hawaii, which accounted for approximately 12% of our cumulative installations as of September 30, 2014 and would negatively impact our business. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the grid. While the prospect of such curtailment is somewhat speculative, the adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We are not currently regulated as an electric utility under applicable law, but we may be subject to regulation as an electric utility in the future.

We are not regulated as an electric utility in any of the markets in which we currently operate. As a result, we are not subject to the various federal, state and local standards, restrictions and regulatory requirements applicable to traditional utilities. Any federal, state, or local regulations that cause us to be treated as an electric utility, or to otherwise be subject to a similar regulatory regime of commission-approved operating tariffs, rate limitations, and related mandatory provisions, could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting, restricting or otherwise regulating our sale of electricity. If we were subject to the same state or federal regulatory authorities as public electric utilities in the United States or if new regulatory bodies were established to oversee our business in the United States, then our operating costs would materially increase.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, Florida, Georgia, Iowa, Kentucky, North Carolina and Oklahoma and in Los Angeles, California, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement, leading us and other residential solar energy system providers to use leases in lieu of power purchase agreements. Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

If the Internal Revenue Service makes a determination that the fair market value of our solar energy systems is materially lower than what we have reported in our fund tax returns, we may have to pay significant amounts to our investment funds, to our fund investors and/or the U.S. government. Such determinations could have a material adverse effect on our business, financial condition and prospects.

We report in our fund tax returns and we and our fund investors claim the ITC based on the fair market value of our solar energy systems. While the Internal Revenue Service has not audited the appraisals or fair market value determinations of any of our ITC investment funds to date, scrutiny with respect to fair market value determinations has increased industry-wide in recent years. If the Internal Revenue Service were to review the fair market value that we used to establish our basis for claiming ITCs on audit and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted fair market value determined by the Internal Revenue Service upon audit, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

Separate from the Internal Revenue Service fair market value determination for purposes of ITCs, the U.S. Treasury Department has issued subpoenas related to its cash grant program and reviewed the fair market value determinations of a number of other significant participants in residential solar investment funds. Although we were not a target of this investigation, after discussions with the U.S. Treasury Department in early 2013, we accepted approximately $2.5 million less in cash grant payments than we had originally anticipated, a reduction of approximately 12%, which reduction affected a single investment fund. Although we were not obligated to make any payments to the investor in such fund, this resulted in a reduction of the fund investor’s overall investment by approximately $1.0 million. We had no other existing cash grant investment funds as of September 30, 2014, but if we were to enter into such funds in the future we may be required to engage in further discussions with, or otherwise be subject to investigation by, the U.S. Treasury Department in relation to applications for cash grants made by such funds.

Our ability to provide solar energy systems to customers on an economically viable basis depends on our ability to finance these systems with fund investors who require particular tax and other benefits.

Solar energy systems that began construction or satisfied a safe harbor by incurring eligible project costs prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the “American Recovery and Reinvestment Act of 2009,” or the U.S. Treasury grant. Substantially all of our solar energy systems installed to date have been eligible for ITCs or U.S. Treasury grants, as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. If, for any reason, we were unable to continue to monetize those benefits through these arrangements, we may be unable to provide solar energy systems for new customers and maintain solar energy systems for new and existing customers on an economically viable basis.

The availability of this tax-advantaged financing depends upon many factors, including:

•

our ability to compete with other renewable energy companies for the limited number of potential investment fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•	the state of financial and credit markets;
•	changes in the legal or tax risks associated with these financings; and
•	non-renewal of these incentives or decreases in the associated benefits.

Solar energy system owners are currently allowed to claim a tax credit that is equal to 30% of the system’s eligible tax basis, which is generally the fair market value of the system. By statute, this tax credit is scheduled to decrease to 10% on January 1, 2017. Moreover, potential fund investors must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments. We cannot assure you that this type of financing will be available to us. Alternatively, new investment fund structures or other financing mechanisms may become available, and if we are unable to take advantage of these fund structures and financing mechanisms it may place us at a competitive disadvantage. If, for any reason, we are unable to finance solar energy systems through tax-advantaged structures or if we are unable to realize or monetize depreciation benefits, or if we are otherwise unable to structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition, results of operations and prospects.

Rising interest rates could adversely impact our business.

Changes in interest rates could have an adverse impact on our business by increasing our cost of capital. For example, rising interest rates would increase our cost of capital and may negatively impact our ability to secure financing on favorable terms needed to build our solar energy systems.

The majority of our cash flows to date have been from customer contracts that have been partially monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from the customers who enter into these contracts. If the rate of return required by the fund investor rises as a result of a rise in interest rates, the present value of the customer payment stream and the total value that we are able to derive from monetizing the payment stream will each be reduced. Interest rates are at historically low levels, partially as a result of intervention by the U.S. Federal Reserve. The Federal Reserve has taken actions to begin the tapering off of this intervention and should these actions continue, it is likely that interest rates will rise, our costs of capital will increase and our ability to secure financing could be impeded. Rising interest rates could harm our business and financial condition.

Our investment funds contain arrangements which provide for priority distributions to fund investors until they receive their targeted rates of return. In addition, under the terms of certain of our investment funds, we may be required to make payments to the investors if certain tax benefits that are allocated to such investors are not realized as expected. Our financial condition may be adversely impacted if a fund is required to make these priority distributions for a longer period than anticipated to achieve the investors’ targeted rates of return or if we are required to make any tax related payments.

Our fund investors expect returns partially in the form of cash and, to enable such returns, our investment funds contain terms that contractually require the funds to make priority distributions to the fund investor, to the extent cash is available, until it achieves its targeted rate of return. The amounts of potential future distributions under these arrangements depends on the amounts and timing of receipt of cash flows into the investment fund, almost all of which is generated from customer payments related to solar energy systems that have been previously purchased (or leased, as applicable) by such fund. If such cash flows are lower than expected, the priority distributions to the investor may continue for longer than initially anticipated. Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to so that such distributions can be redirected to the fund investor until it achieves the targeted return.

Our fund investors also expect returns partially in the form of tax benefits and, to enable such returns, our investment funds contain terms that contractually require us to make payments to the funds that are then used to make payments to the fund investor in certain circumstances so that the fund investor receives value equivalent to the tax benefits it expected to receive when entering into the transaction. The amounts of potential tax payments under these arrangements depend on the tax benefits that accrue to such investors from the funds’ activities.

Due to uncertainties associated with estimating the timing and amounts of these cash distributions and allocations of tax benefits to such investors, we cannot determine the potential maximum future impact on our cash flows or payments that we could have to make under these arrangements. We may agree to similar terms in the future if market conditions require it. Any significant payments that we may be required to make or distributions to us that are relinquished as a result of these arrangements could adversely affect our financial condition.

We may incur substantially more debt or take other actions that could restrict our ability to pursue our business strategies.

In September 2014, we entered into an aggregation credit facility pursuant to which we may borrow up to an aggregate of $350 million and, subject to certain conditions, up to an aggregate of $200 million in additional borrowings. The credit facility restricts our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar restrictions. In addition, certain of our affiliates, including Vivint, are and may in the future be restricted in engaging in transactions with us pursuant to the terms of the instruments governing indebtedness incurred by them. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

Furthermore, there is no assurance that we will be able to enter into new debt instruments on acceptable terms. If we are unable to satisfy financial covenants and other terms under existing or new instruments or obtain waivers or forbearance from our lenders or if we are unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

Our business is concentrated in certain markets, putting us at risk of region specific disruptions.

As of September 30, 2014, approximately 51% and 12% of our cumulative installations were in California and Hawaii, and 22 of our 39 offices were located in these states. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

It is difficult to evaluate our business and prospects due to our limited operating history.

Since our formation in 2011, we have focused our efforts exclusively on the sales, financing, engineering, installation, maintenance and monitoring of solar energy systems for residential customers. We may be unsuccessful in significantly broadening our customer base through installation of solar energy systems within our current markets or in new markets we may enter. Our limited operating history, combined with the rapidly evolving and competitive nature of our industry, may not provide an adequate basis for you to evaluate our operating and financial results and business prospects. In addition, we have limited insight into emerging trends that may adversely impact our business, prospects and operating results.

Additionally, due to our limited operating history, we do not have empirical evidence of the effect of our systems on the resale value of our customers’ houses. Due to the length of our customer contracts, the system deployed on a customer’s roof may be outdated prior to the expiration of the term of the customer contract reducing the likelihood of renewal of our contracts at the end of the 20-year term, and possibly increasing the occurrence of defaults. This could have an adverse effect on our business, financial condition, results of operations and cash flow. As a result, our limited operating history may impair our ability to accurately forecast our future performance and to invest accordingly.

A material weakness in our internal control over financial reporting relating to inadequate financial statement preparation and review procedures was identified in connection with the preparation of our consolidated financial statements and resulted in the restatement of certain of our financial statements.

In connection with the preparation, audits and interim reviews of our consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. This material weakness was further evidenced by errors discovered during the preparation and review of our consolidated financial statements as of and for the six months ended June 30, 2014 which resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2013 and as of and for the three months ended March 31, 2014. These errors included, but were not limited to: (1) incorrectly accounting for income taxes, (2) incorrect inputs in the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and (3) the incorrect classification of paid-in-kind interest in our statement of cash flows.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. This material weakness resulted from several control deficiencies.

Specifically and in addition to the errors that resulted in the restatement discussed above, we and our independent registered public accounting firm identified a number of material errors and other audit adjustments and determined that we did not design and implement sufficient controls and processes and did not have a sufficient number of qualified accounting and finance personnel. Additionally, the nature of our investment funds increases the complexity of our accounting for the allocation of net income (loss) between our stockholders and non-controlling interests under the HLBV method and the calculation of our tax provision. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the calculation under the HLBV method and the calculation of our tax provision could become increasingly complicated. This additional complexity could increase the chance that we experience additional errors in the future, particularly because we have a material weakness in internal controls. In addition, our need to devote our resources to addressing this complexity could delay or prolong our remediation efforts and thereby prolong the existence of the material weakness. As a result, we and our independent registered public accounting firm determined that we did not have adequate procedures and controls and adequate personnel to ensure that accurate financial statements could be prepared on a timely basis.

To remediate this material weakness, we believe that we must continue to add qualified accounting, finance and tax personnel, formalize and implement written policies and procedures for the review of account analyses, tax provisions, reconciliations and journal entries, and implement and improve systems to automate certain financial reporting processes and to improve efficiency and accuracy.

We have begun taking numerous steps and plan to take additional steps to remediate the underlying causes of the material weakness. The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. We cannot estimate how long it will take to remediate the material weakness, although we expect it will take at least a year and may take more than a year, and our initiatives may not prove to be successful in remediating this material weakness.

If in future periods we determine that this material weakness has not been remediated or we identify other material weaknesses in internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective, which could result in the loss of investor confidence. In addition, to date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. When we cease to be an emerging growth company we will be required to have our independent registered accounting firm perform such an evaluation, and additional material weaknesses or other control deficiencies may be identified.

If we are unable to successfully remediate our current material weakness or avoid or remediate any future material weakness, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We have incurred operating losses and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses since our inception. We incurred net losses of $56.5 million and $127.8 million for the year ended December 31, 2013 and the nine months ended September 30, 2014. We expect to continue to incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further lowering our cost of capital;
•	reducing the cost of components for our solar energy systems; and
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Substantially all of our business is conducted primarily using one channel, direct-selling.

While we are in the process of evaluating different distribution channels, currently substantially all of our business is conducted using direct-selling. We compete against companies that sell solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. This single distribution channel may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Additionally, we are vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations and growth prospects will be adversely affected.

We are highly dependent on our ability to attract, train and retain an effective sales force.

The success of our direct-selling channel efforts depends upon the recruitment, retention and motivation of a large number of sales personnel to compensate for a high turnover rate among sales personnel, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales personnel on a continuing basis. Historically, we have recruited a large portion of our sales personnel from our sister company, Vivint, particularly in California and Hawaii where a significant portion of our business is concentrated. As disclosed in the section of the Prospectus captioned, “Related Party Transactions—Expected Agreements with Vivint—Non-Competition Agreement,” we and Vivint have agreed not to solicit for employment any of the other’s employees who primarily manage sales, installation or servicing of the other’s products and services. The commitment not to solicit those employees lasts for 180 days after the employee finishes employment with us or Vivint. In the future, we will need to recruit greater numbers of our sales personnel from other sources and we may be unable to successfully do so.

Sales personnel are attracted to direct-selling by competitive earnings opportunities and so direct-sellers typically compete for sales personnel by providing a more competitive earnings opportunity than that offered by the competition. Competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on incentive. For example, we have historically compensated our sales personnel on a commission basis, based on the size of the solar energy systems they sell. Some sales personnel may prefer a compensation structure that also includes a salary and equity incentive component. We may need to adjust our compensation model to include such components, and these adjustments could adversely impact our operating results and financial performance.

In addition to our sales compensation model, our ability to recruit, train and retain effective sales personnel could be harmed by additional factors, including:

•	any adverse publicity regarding us, our solar energy systems, our distribution channel, or our industry;
•	lack of interest in, or the technical failure of, our solar energy systems;
•	lack of a compelling product or income opportunity that generates interest for potential new sales personnel, or perception that other product or income opportunities are more attractive;
•	any negative public perception of our sales personnel and direct-selling businesses in general;

•	any regulatory actions or charges against us or others in our industry;
•	general economic and business conditions; and
•	potential saturation or maturity levels in a given market which could negatively impact our ability to attract and retain sales personnel in such market.

We are subject to significant competition for the recruitment of sales personnel from other direct-selling companies and from other companies that sell solar energy systems in particular. It is therefore continually necessary to innovate and enhance our direct-selling and service model as well as to recruit and retain new sales personnel. If we are unable to do so, our business will be adversely affected.

A failure to hire and retain a sufficient number of employees in key functions would constrain our growth and our ability to timely complete our customers’ projects.

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the relevant markets. Competition for qualified personnel in our industry is increasing, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. In addition, we compensate our installers and electricians based on the number of solar energy systems they install. Companies with whom we compete to hire installers may offer an hourly rate or equity incentive component, which certain installers may prefer. Furthermore, trained installers are typically able to more efficiently install solar energy systems. Shortages of skilled labor could significantly delay installations or otherwise increase our costs. While we do not currently have any unionized employees, we have expanded, and may continue to expand, into areas such as the Northeast, where labor unions are more prevalent. The unionization of our labor force could also increase our labor costs. In addition, a significant portion of our business has been concentrated in California and Hawaii where market conditions are favorable to distributed solar energy generation. We have experienced and may in the future experience greater than expected turnover in our installers in those jurisdictions which would adversely impact the geographic mix of new solar energy system installations.

Because we are a licensed electrical contractor in every jurisdiction in which we operate, we are required to employ licensed electricians. As we expand into new markets, we are required to hire and/or contract with seasoned licensed electricians in order for the company to qualify for the requisite state and local licenses. Because of the high demand for these seasoned licensed electricians, these individuals currently or in the future may demand greater compensation. In addition, our inability to attract and retain these qualifying electricians may adversely impact our ability to continue operations in current markets or expand into new areas.

If we cannot meet our hiring, retention and efficiency goals, we may be unable to complete our customers’ projects on time, in an acceptable manner or at all. Any significant failures in this regard would materially impair our growth, reputation, business and financial results. If we are required to pay higher compensation than we anticipate, these greater expenses may also adversely impact our financial results and the growth of our business.

Historically, we have only provided our offerings to residential customers, which could put us at a disadvantage relative to companies who also compete in other markets.

We have historically only provided our offerings to residential customers. We compete with companies who sell solar panels in the commercial and government markets, in addition to the residential market. While we are considering the option of expanding into markets outside of the residential market, such as the small business market, and while we believe that in the future we may have opportunities to expand our operations into other markets, there are no assurances that our design and installation systems will work for non-residential customers or that we will be able to compete successfully with companies with historical presences in such markets. Additionally, there is intense competition in the residential solar energy market in the markets in which we operate. As new entrants continue to enter into these markets, we may be unable to gain or maintain market share and we may be unable to compete with companies that earn revenue in both the residential market and non-residential markets.

We face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract new customers, particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

We also compete with solar companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in the residential solar energy market, and some may provide energy at lower costs than we do. Further, some of our competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. For us to remain competitive, we must distinguish ourselves from our competitors by offering an integrated approach that successfully competes with each level of products and services offered by our competitors at various points in the value chain. If our competitors develop an integrated approach similar to ours including sales, financing, engineering, manufacturing, installation, maintenance and monitoring services, this will reduce our marketplace differentiation.

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Our industry is characterized by low technological barriers to entry and well-capitalized companies could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

Developments in alternative technologies or improvements in distributed solar energy generation may materially adversely affect demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of our solar energy systems, which could result in product obsolescence, the loss of competitiveness of our systems, decreased revenue and a loss of market share to competitors.

We depend on a limited number of suppliers of solar energy system components and technologies to adequately meet anticipated demand for our solar energy systems. Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and loss of market share.

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2013, Trina Solar Limited and Yingli Green Energy Americas, Inc. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. accounted for all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

In addition, the acquisition of a component supplier or technology provider by one of our competitors could limit our access to such components or technologies and require significant redesigns of our solar energy systems or installation procedures and have a material adverse effect on our business. For example, the recent acquisition of Zep Solar, Inc., who sold us virtually all of the racking systems used in our hardware in 2013, by one of our competitors and the resulting limitation in our ability to acquire Zep Solar, Inc. products required us to redesign certain aspects of our systems to accommodate alternative racking hardware. In addition, some of our investment funds require the use of designated equipment, and our inability to obtain any such required equipment could limit our ability to finance solar energy systems that we intend to place in those funds.

There have also been periods of industry-wide shortages of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is currently experiencing rapid growth and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result.

Typically, we purchase the components for our solar energy systems on an as-needed basis and do not operate under long-term supply agreements. All of these purchases under these purchase orders are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase almost all of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. In addition, the U.S. government has recently imposed tariffs on solar cells manufactured in China and is investigating pricing practices concerning solar panels manufactured in China and Taiwan that contain solar cells produced in other countries, at the conclusion of which it could impose additional tariffs or duties. Any such tariffs or duties, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

Our operating results may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.

Our quarterly operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are an early-stage company operating in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. For example, the amount of revenue we recognize in a given period from our customer contracts is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, revenue derived from power purchase agreements is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather, as for example during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. As such, our past quarterly operating results may not be good indicators of future performance.

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	the expiration or initiation of any rebates or incentives;
•	significant fluctuations in customer demand for our offerings;
•	our ability to complete installations in a timely manner;
•	the availability and costs of suitable financing;
•	the amount and timing of sales of SRECs;
•	our ability to continue to expand our operations, and the amount and timing of expenditures related to this expansion;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including traditional utilities; and
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

For these or other reasons, the results of any prior quarterly or annual periods should not be relied upon as indications of our future performance. In addition, our actual revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the trading price of our common stock.

Our business has benefited from the declining cost of solar panels, and our financial results may be harmed now that the cost of solar panels has stabilized and could increase in the future.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy. According to industry experts, solar panel and raw material prices are not expected to continue to decline at the same rate as they have over the past several years. In addition, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may also put upward pressure on prices. The resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased virtually all of the solar panels used in our solar energy systems from manufacturers based in China which have benefited from favorable governmental policies by the Chinese government. If this governmental support were to decrease or be eliminated, our ability to purchase these products on competitive terms or to access specialized technologies from China could be restricted. Even if this support were to continue, the U.S. government could impose additional tariffs on solar cells manufactured in China. In 2012, the U.S. government imposed anti-dumping tariffs on Chinese crystalline silicon photovoltaic cells on a manufacturer specific basis with rates ranging from approximately 18.3% to 250.0%, and applicable countervailing duty rates ranging from approximately 14.8% to 16.0%. In January 2014, the U.S. government broadened its investigation of Chinese pricing practices in this area to include solar panels and modules produced in China containing solar cells manufactured in other countries. On June 10, 2014, the U.S. government issued a preliminary determination of countervailing subsidies by China and has proposed duties ranging from 18.6% to 35.2% on Chinese solar companies importing certain solar products into the United States, including our solar panel suppliers. On July 25, 2014, the U.S. government issued a separate preliminary determination imposing antidumping duties on imports of certain solar products from China. Although the exact applicability remains unclear, these duties are at rates of 26.3% to 165% for affected Chinese products, including one of our solar panel suppliers, Trina Solar Limited. The U.S. government issued a separate preliminary determination relating to imports of solar products from Taiwan, with duties at rates from 20.9% to 27.6% for affected Taiwanese products (although we do not currently purchase Taiwanese products). To the extent that the U.S. government makes a final determination that U.S. market participants experience harm from these Chinese pricing practices, such solar panels could become subject to these or additional tariffs. These combined tariffs would make such solar cells less competitively priced in the United States, and the Chinese and Taiwanese manufacturers may choose to limit the amount of solar equipment they sell into the United States. As a result, it may be easier for solar cell manufacturers located outside of China or Taiwan to increase the prices of the solar cells they sell into the United States. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, our financial results will be adversely affected.

The residual value of our solar energy systems at the end of the associated term of the lease or power purchase agreement may be lower than projected today and adversely affect our financial performance and valuation.

We intend to amortize the costs of our solar energy systems over 30 years for accounting purposes, which exceeds the period of the component warranties and the corresponding payment streams from our contracts with our customers. If we incur repair and maintenance costs on these systems after the warranties have expired, and if they then fail or malfunction, we will be liable for the expense of repairing these systems without a chance of recovery from our suppliers. In addition, we typically bear the cost of removing the solar energy systems at the end of the term of the customer contract if the customer does not renew his or her contract at the end of its term. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate all or some of the remaining unamortized costs. This could materially impair our future operating results and estimated retained value.

We act as the licensed general contractor for our customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor in every market we service and we are responsible for every customer installation. We are the general contractor, electrician, construction manager and installer for all our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

In addition, the installation of solar energy systems is subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every authority having jurisdiction over our operations and our solar energy systems. Any new government regulations or utility policies pertaining to our systems, or changes to existing government regulations or utility policies pertaining to our systems, may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of more than 400 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because our installation employees are compensated on a per project basis, they are incentivized to work more quickly than installers that are compensated on an hourly basis. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial results.

We agree to maintain the solar energy systems installed on our customers’ homes during the length of the term of our customer contracts, which is typically 20 years. We are exposed to any liabilities arising from the systems’ failure to operate properly and are generally under an obligation to ensure that each system remains in good condition during the term of the agreement. As part of our operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our customers, which generally range from 10 to 25 years. One of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers or to our fund investors without underlying warranty coverage. In most of our investment funds, the fund itself would bear this cost; however, in certain funds we would bear this cost with respect to such major equipment. Even if the investment fund bears the direct expense of such replacement equipment, we could suffer financial losses associated with a loss of production from the solar energy systems.

Beginning in 2014, we began structuring some customer contracts as solar energy system leases. To be competitive in the market our solar energy system leases contain a performance guarantee in favor of the lessee. Leases with performance guarantees require us to refund money to the lessee if the solar energy system fails to generate the minimum amount of electricity in a 12-month period. We may also suffer financial losses associated with such refunds if a performance guarantee payment is triggered.

Although we have not had material claims in the past, we may incur material claims in the future. Our failure to accurately predict future claims could result in unexpected volatility in our financial condition. Because of the limited operating history of our solar energy systems, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of our solar energy systems. We have made these assumptions based on the historic performance of similar systems or on accelerated life cycle testing. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their production guarantees. Equipment defects, serial defects or operational deficiencies also would reduce our revenue from power purchase agreements because the customer payments under such agreements are dependent on system production or require us to make refunds under the performance guarantees under our leases. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

We are responsible for providing maintenance, repair and billing on solar energy systems that are owned or leased by our investment funds on a fixed fee basis, and our financial performance could be adversely affected if our cost of providing such services is higher than we project.

We typically provide a five-year workmanship warranty to our investment funds for every system sold thereto. We are also generally obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system, and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the lease or power purchase agreement with the covered customers. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, a majority of which are located in California and Hawaii, are damaged in the event of a natural disaster beyond our control, such as an earthquake, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

Product liability claims against us or accidents could result in adverse publicity and potentially significant monetary damages.

If one of our solar energy systems injured someone, we could be exposed to product liability claims. In addition, it is possible that our products could injure our customer or third parties, or that our products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on our general liability insurance to cover product liability claims. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus affecting our growth and financial performance.

Failure by our component suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.

We do not control our suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business.

Damage to our brand and reputation, or change or loss of use of our brand, would harm our business and results of operations.

We depend significantly on our reputation for high-quality products, best-in-class customer service and the brand name “Vivint Solar” to attract new customers and grow our business. If we fail to continue to deliver our solar energy systems within the planned timelines, if our offerings do not perform as anticipated or if we damage any of our customers’ properties or delay or cancel projects, our brand and reputation could be significantly impaired. Future technical improvements may allow us to offer lower prices or offer new technology to new customers; however, technical limitations in our current solar energy systems may prevent us from offering such lower prices or new technology to our existing customers. The inability of our current customers to benefit from technological improvements could cause our existing customers to lower the value they perceive our existing products offer and impair our brand and reputation.

We have focused particular attention on growing our direct sales force, leading us in some instances to take on candidates who we later determined did not fit our company culture. This has led to instances of customer complaints, some of which have affected our digital footprint on rating websites such as that for the Better Business Bureau. If we cannot manage our hiring and training processes to avoid these issues, our reputation may be harmed and our ability to attract new customers would suffer.

Given our past relationship with our sister company Vivint and the similarity in our names, customers may associate us with any problems experienced with Vivint, such as complaints with the Better Business Bureau. Because we have no control over Vivint, we may not be able to take remedial action to cure any issues Vivint has with its customers, and our brand and reputation may be harmed if we are mistaken for the same company.

In addition, if we were to no longer use, lose the right to continue to use, or if others use, the “Vivint Solar” brand, we could lose recognition in the marketplace among customers, suppliers and partners, which could affect our growth and financial performance, and would require financial and other investment, and management attention in new branding, which may not be as successful.

Marketplace confidence in our liquidity and long-term business prospects is important for building and maintaining our business.

Our financial condition, operating results and business prospects may suffer materially if we are unable to establish and maintain confidence about our liquidity and business prospects among consumers and within our industry. Our solar energy systems require ongoing maintenance and support. If we were to reduce operations, even years from now, buyers of our systems from years earlier might have difficulty in having us repair or service our systems, which remain our responsibility under the terms of our customer contracts. As a result, consumers may be less likely to purchase our solar energy systems now if they are uncertain that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. We may not succeed in our efforts to build this confidence.

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced significant growth in recent periods with the cumulative capacity of our solar energy systems growing from 14.8 megawatts as of December 31, 2012 to 178.2 megawatts as of September 30, 2014, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

In addition, our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We acquired Solmetric Corporation in January 2014 and in the future we may acquire additional companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;
•	difficulty in effectively integrating the acquired technologies or products with our current technologies;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	difficulty integrating the acquired company’s accounting, management information and other administrative systems;
•	inability to retain key technical and managerial personnel of the acquired business;
•	inability to retain key customers, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•	potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal and financial liabilities, among other things;
•	potential inability to assert that internal controls over financial reporting are effective; and
•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Mergers and acquisitions of companies are inherently risky, and if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

The loss of one or more members of our senior management or key employees may adversely affect our ability to implement our strategy.

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer, Greg Butterfield. We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. In addition, two-thirds of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan will vest if Blackstone receives a return on its invested capital at pre-established thresholds, subject to the employee’s continued service through the receipt of such return. While our initial public offering would not itself constitute an event that would trigger vesting, subsequent sales by Blackstone of our common stock could result in the vesting of such options. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time or times. This decrease in retention incentive could cause significant turnover after these options vest. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The execution of our business plan and development strategy may be seriously harmed if integration of our senior management team is not successful.

Since August 2013, we have experienced and we may continue to experience significant changes in our senior management team. Specifically, eight members of our senior management team, including our chief executive officer and chief financial officer, have joined us since August 2013 and only one member of our senior management team has prior experience in the distributed solar energy industry. This lack of long-term experience working together and limited experience in the distributed solar energy industry may adversely impact our senior management team’s ability to effectively manage our business and accurately forecast our results, including revenue from our distributed solar energy systems and sales.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future which will increase our costs and expenses. Moreover, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting in connection with the preparation, audits and interim reviews of our consolidated financial statements, and if we fail to remediate this material weakness or, in the future, we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties, including our competitors, may own patents or other intellectual property rights that cover aspects of our technology or business methods. Such parties may claim we have misappropriated, misused, violated or infringed third party intellectual property rights, and, if we gain greater recognition in the market, we face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. Any claim that we violate a third party’s intellectual property rights, whether with or without merit, could be time-consuming, expensive to settle or litigate and could divert our management’s attention and other resources. If we do not successfully settle or defend an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands. To avoid a prohibition, we could seek a license from third parties, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-violating alternative, either of which could require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Any of these results would adversely affect our business, results of operations, financial condition and cash flows. To deter other companies from making intellectual property claims against us or to gain leverage in settlement negotiations, we may be forced to significantly increase the size of our intellectual property portfolio through internal efforts and acquisitions from third parties, both of which could require significant expenditures. However, a robust intellectual property portfolio may provide little or no deterrence, particularly for patent holding companies or other patent owners that have no relevant product revenues.

We use “open source” software in our solutions, which may restrict how we distribute our offerings, require that we release the source code of certain software subject to open source licenses or subject us to possible litigation or other actions that could adversely affect our business.

We currently use in our solutions, and expect to continue to use in the future, software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public, however, our use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of sales. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and operating results. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

The installation and operation of solar energy systems depends heavily on suitable solar and meteorological conditions. If meteorological conditions are unexpectedly unfavorable, the electricity production from our solar energy systems may be substantially below our expectations and our ability to timely deploy new systems may be adversely impacted.

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms or lightning. Although we maintain insurance to cover for many such casualty events, our investment funds would be obligated to bear the expense of repairing the damaged solar energy systems, sometimes subject to limitations based on our ability to successfully make warranty claims. Our economic model and projected returns on our systems require us to achieve certain production results from our systems and, in some cases, we guarantee these results for both our consumers and our investors. If the systems underperform for any reason, our financial results could suffer. Sustained unfavorable weather also could delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. We have experienced seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from power purchase agreements is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, operating leases and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, given that we are an early stage company operating in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance. Furthermore, weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system. This could make our solar energy systems less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition, results of operations and prospects.

Disruptions to our solar monitoring systems could negatively impact our revenues and increase our expenses.

Our ability to accurately charge our customers for the energy produced by our solar energy systems depends on customers maintaining a broadband internet connection so that we may receive data regarding solar energy systems production from their home networks. We could incur significant expenses or disruptions of our operations in connection with failures of our solar monitoring systems, including failures of our customers’ home networks that would prevent us from accurately monitoring solar energy production. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of our systems. The costs to us to eliminate or alleviate viruses and bugs, or any problems associated with failures of our customers’ home networks could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions. We have in the past experienced periods where some of our customers’ networks have been unavailable and, as a result, we have been forced to estimate the production of their solar energy systems. Such estimates may prove inaccurate and could cause us to underestimate the power being generated by our solar energy systems and undercharge our customers, thereby harming our results of operations.

We are exposed to the credit risk of our customers.

Our solar energy customers purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of September 30, 2014, the average FICO score of our customers was approximately 750. As of September 30, 2014, customer defaults, in the aggregate, have been immaterial; however, we expect that the risk of customer defaults will increase as we grow our business. As a result, our reserve for this exposure is estimated to be $0.4 million, and our future exposure may exceed the amount of such reserves.

The Office of the Inspector General of the U.S. Department of Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry and may take further action based on this ongoing investigation or for other reasons.

In July 2012, other companies that are significant participants in both the solar industry and the U.S. Treasury grant program received subpoenas from the U.S. Department of Treasury’s Office of the Inspector General to deliver certain documents in their possession related to their applications for U.S. Treasury grants and communications with certain other solar development companies or certain firms that appraise solar energy property for U.S. Treasury grant application purposes. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the U.S. Treasury grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted in grant applications by companies in the solar industry. While we have not been a direct target of this investigation to date, given our participation in the U.S. Treasury grant program, the Inspector General or the Department of Justice could broaden the investigation to include us. If it were broadened to include us, the period of time necessary to resolve the investigation would be uncertain, and the matter could require significant management and financial resources that could otherwise be devoted to the operation of our business. The Department of Justice could also decide to bring a civil action to recover amounts it believes were improperly paid to us. If it were successful in asserting this action, it could have a material adverse effect on our business, liquidity, financial condition and prospects.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations, and litigation, and adversely affect our financial performance.

Our business substantially focuses on contracts and transactions with residential customers. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Our non-compliance with any such law or regulations could also expose the company to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with residential consumers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations.

Any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of our customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information. We also store and use personal information of our employees. In addition, we currently utilize certain shared information and technology systems with Vivint. We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors, including Vivint, may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors, including Vivint, by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information were to occur, our operations could be seriously disrupted and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are, and may in the future become, party to litigation. For example, in December 2013 one of our former sales representatives filed a class-action lawsuit on behalf of himself and all similarly situated plaintiffs against us in the Superior Court of the State of California, County of San Diego. This action alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of sales representatives and sales managers, failure to pay overtime compensation, failure to provide meal periods, failure to provide accurate itemized wage statements, failure to pay wages on termination and failure to reimburse expenses. The complaint seeks unspecified damages including penalties and attorneys’ fees in addition to wages and overtime. On or about January 24, 2014, we filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In addition, on or about September 16, 2014, two of our former installation technicians, on behalf of themselves and individuals the plaintiffs claim to be similarly situated, filed a purported class action complaint in the Superior Court of the State of California, County of San Diego.  Similar to the above complaint, this action alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are presently not determinable as they are in a preliminary phase. We may become party to similar types of disputes in other jurisdictions. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Risks Related to our Relationship with Vivint

Vivint provides us with certain key services for our business. If Vivint fails to perform its obligations to us or if we do not find appropriate replacement services, we may be unable to perform these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

We have historically relied on the technical, administrative and operational support of Vivint to run our business. Some of the Vivint resources we are using include information and technology resources and systems, purchasing services, operational and fleet services and marketing services. In addition, historically we have recruited a majority of our sales personnel from Vivint. We are in the process of separating our operations from those of Vivint and either creating our own financial, administrative, operational and other support systems or contracting with third parties to replace Vivint’s systems and services that will not be provided to us under the terms of the transition services agreement between us and Vivint described in the section of the Prospectus captioned “Certain Relationships and Related Party Transactions—Agreements with Vivint—Expected Agreements with Vivint—Transition Services Agreement.” The implementation of new software support systems requires significant management time, support and cost, and there are inherent risks associated with implementing, developing, improving and expanding our core systems. We cannot be sure that these systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement these systems, our operations may be disrupted and our operating results could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

In order to successfully transition to our own systems, services and service providers and operate as a stand-alone business, we have entered into various agreements with Vivint in connection with our public offering. See the section of the Prospectus captioned “Certain Relationships and Related Party Transactions—Agreements with Vivint—Expected Agreements with Vivint.” These include a master framework agreement providing the overall terms of the relationship and a transition services agreement detailing various information technology and back office support services that Vivint will provide. Vivint will provide each service until we agree that support from Vivint is no longer required for that service. The services provided under the transition services agreement may not be sufficient to meet our needs and we may not be able to replace these services at favorable costs and on favorable terms, if at all. Any failure or significant downtime in our own financial or administrative systems or in Vivint’s financial or administrative systems during the transition period and any difficulty in separating our operations from Vivint’s operations and integrating newly developed or acquired services into our business could result in unexpected costs, impact our results or prevent us from paying our suppliers and employees and performing other technical, administrative and operations services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

Our historical financial information may not be representative of future results as a stand-alone public company.

The historical financial information we have included in this report does not necessarily reflect what our financial position, results of operations or cash flows would have been had we operated separately from Vivint during the historical periods presented. The historical costs and expenses reflected in our consolidated financial statements include charges to certain corporate functions historically provided to us by Vivint. We and Vivint believe these charges are reasonable reflections of the historical utilization levels of these services in support of our business; however, these charges may not include all of the expenses that would have been incurred had we operated separately from Vivint during the historical periods presented. As a result, our historical financial information is not necessarily indicative of our future results of operations, financial position, cash flows or costs and expenses.

Our inability to resolve any disputes that arise between us and Vivint with respect to our past and ongoing relationships may adversely affect our financial results, and such disputes may also result in claims for indemnification.

Disputes may arise between Vivint and us in a number of areas relating to our past and ongoing relationships, including the following:

•	intellectual property, labor, tax, employee benefits, indemnification and other matters arising from our separation from Vivint;
•	employee retention and recruiting;
•	our ability to use, modify and enhance the intellectual property that we have licensed from Vivint;
•	business combinations involving us;
•	pricing for shared and transitional services;
•	exclusivity arrangements;
•	the nature, quality and pricing of products and services Vivint agrees to provide to us; and
•	business opportunities that may be attractive to both Vivint and us.

We have entered into certain agreements with Vivint as set forth in the section of the Prospectus Captioned “Certain Relationships and Related Party Transactions – Agreements with Vivint.” Pursuant to the terms of the Non-Competition Agreement we have entered into with Vivint, we and Vivint each define our areas of business and our competitors, and agree not to directly or indirectly engage in the other’s business for three years. Such agreement may limit our ability to pursue attractive opportunities that we may have otherwise pursued.

Additionally, such agreement prohibits, for a period of five years, either Vivint or us from soliciting for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services. The commitment not to solicit those employees lasts for 180 days after such employee finishes employment with us or Vivint. Historically we have recruited a majority of our sales personnel from Vivint. This agreement may require us to obtain personnel from other sources, and may limit our ability to continue scaling our business if we are unable to do so.

Pursuant to the terms of the Marketing and Customer Relations Agreement we have entered into with Vivint, we and Vivint are required to compensate one another for sales leads that result in sales. Vivint may direct sales leads to other solar companies in markets in which we have not entered. However, once we enter a market, Vivint must exclusively direct to us all leads for customers and potential customers with an interest in solar. Vivint’s ability to sell leads to other solar providers in markets where we are not currently operating may adversely affect our ability to scale rapidly if we subsequently enter into such market as many of Vivint’s customers with solar inclinations may have already been referred to another solar company by the time we enter into such market.

We may not be able to resolve any potential conflicts relating to these agreements or otherwise, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. In addition, we will have indemnification obligations under the intercompany services agreements we will enter into with Vivint, and disputes between us and Vivint may result in claims for indemnification. However, we do not currently expect that these indemnification obligations will materially affect our potential liability compared to what it would be if we did not enter into these agreements with Vivint.

Risks Related to Our Common Stock

The price of our common stock may be volatile, and the value of your investment could decline.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	changes in laws or regulations applicable to our industry or offerings;
•	additions or departures of key personnel;
•	the failure of securities analysts to cover our common stock;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our stockholders;
•	the expiration of contractual lock-up agreements;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events; and
•	general economic and market conditions.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline. If the market price of our common stock does not exceed the initial public offering price, you may not realize any return on your investment and may lose some or all of your investment.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We could remain an ‘‘emerging growth company’’ for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (2) the date that we become a ‘‘large accelerated filer’’ as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of September 30, 2014, we had 84,703,122 outstanding shares of common stock based on the number of shares outstanding. We, 313 Acquisition LLC and all of our directors and officers, as well as the other holders of substantially all shares of our common stock outstanding immediately prior to the completion of our initial public offering, agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock until 180 days following the date of such offering, except with the prior written consent of the representatives of the underwriters. After the expiration of the 180 day restricted period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. Participants in the reserved share program, which provided for the sale of up to 5% of the shares offered in our initial public offering, have agreed to similar restrictions for 180 days following the date of such offering, which restrictions may be waived with the prior written consent of the representatives of the underwriters.

In addition, 676,467 shares reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction on the date that is six months after the closing of our initial public offering. An additional 2,705,889 shares reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction at the later of (1) the date our sponsor and its affiliates achieve a specified return on their invested capital and (2) the date that is six months after the closing of the offering. On the date that is 18 months after the closing of our initial public offering, 676,467 shares reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction. For more information regarding the shares reserved under our Long Term Incentive Plan see the section of the Prospectus captioned “Shares Eligible for Future Sale.”

Further, options to purchase 10,057,738 shares remained outstanding as of September 30, 2014, one-third of which are subject to ratable time-based vesting over a five year period and will become immediately tradable once vested. The remaining two-thirds are subject to vesting upon certain performance conditions and the achievement of certain investment return thresholds by 313 Acquisition LLC and will vest and become immediately tradable as follows: (1) one-half of the shares vest (a) if 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $250 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012) or (b) if 240 days after the completion of our initial public offering, our aggregate equity market capitalization exceeds $1 billion and (2) one-half of the shares vest when 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $500 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012).

Following the date that is 180 days after the completion of our initial public offering, stockholders owning an aggregate of 84,703,122 shares will be entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. On October 1, 2014, we filed a registration statement on Form S-8 to register 22,904,561 shares previously issued or reserved for future issuance under our equity compensation plans and agreements. Upon effectiveness of this registration statement, subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Our sponsor and its affiliates control us and their interests may conflict with ours or yours in the future.

As of September 30, 2014, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 78% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Our sponsor and its affiliates engage in a broad spectrum of activities, including investments in the energy sector. In the ordinary course of their business activities, our sponsor and its affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, affiliates of our sponsor regularly invest in utility companies that compete with solar energy and renewable energy companies such as ours. In addition, affiliates of our sponsor own interests in one of the largest solar power developers in India and may in the future make other investments in solar power, including in the United States.

Our certificate of incorporation will provide that none of our sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for NYSE-listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for NYSE-listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee or nominating and governance committee. Accordingly, should the interests of 313 Acquisition LLC or our sponsor differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our management will have broad discretion over the use of the proceeds from our initial public offering and may not apply those proceeds in ways that increase the value of your investment.

Our management has broad discretion to use the net proceeds we received from our initial public offering and you will be relying on its judgment regarding the application of these proceeds. We expect to use the net proceeds from the offering as described under the section of our Prospectus captioned “Use of Proceeds.” However, management may not apply the net proceeds of our initial offering in ways that increase the value of your investment.

Provisions in our certificate of incorporation, bylaws, stockholders agreement and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our certificate of incorporation, bylaws and stockholders agreement contain provisions that could depress the trading price of our common stock by discouraging, delaying or preventing a change of control of our company or changes in our management that the stockholders of our company may believe advantageous. These provisions include:

•	establishing a classified board of directors so that not all members of our board of directors are elected at one time;
•	authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•	limiting the ability of stockholders to call a special stockholder meeting;
•	limiting the ability of stockholders to act by written consent;
•	providing that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	establishing advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•

requiring our sponsor to consent to certain actions, as described under the section of the Prospectus captioned “Certain Relationships and Related Party Transactions—Agreements with Our Sponsor—Stockholders Agreement,” for so long as our sponsor, Summit Partners, Todd Pedersen and Alex Dunn or their respective affiliates collectively own, in the aggregate, at least 30% of our outstanding shares of common stock;

•

the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if Blackstone and its affiliates beneficially own, in the aggregate, less than 30% in voting power of the stock of our Company entitled to vote generally in the election of directors; and

•

that certain provisions may be amended only by the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of our Company entitled to vote thereon, voting together as a single class, if Blackstone and its affiliates beneficially own, in the aggregate, less than 30% in voting power of the stock of our company entitled to vote generally in the election of directors.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who do now, or may in the future, cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us during the three months ended September 30, 2014. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

(1)

From July 1, 2014 through September 30, 2014, we granted to certain employees and executives under our 2013 Omnibus Incentive Plan options to purchase an aggregate of 332,000 shares of our common stock at exercise prices ranging from $4.14 to $16.00 per share.

(2)

In August and September 2014, we issued and sold 7,359,374 shares of our common stock to 313 Acquisition LLC at a price of $10.667 per share for aggregate gross proceeds of approximately $78.5 million.

(3)	In September 2014, we issued and sold 2,343,748 shares of our common stock to two of our directors at a price of $10.667 per share for aggregate gross proceeds of approximately $25 million.

The offers, sales and issuances of the securities described in Items (2) and (3) were exempt from registration under the Securities Act under Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor and had adequate access, through employment, business or other relationships, to information about the registrant.

The offers, sales and issuances of the securities described in Item (1) were exempt from registration under the Securities Act under Rule 701 in that the transactions were made pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were the registrant’s employees, consultants or directors and received the securities under the registrant’s 2013 Omnibus Incentive Plan or the 2013 Long-term Incentive Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

(b) Use of Proceeds

On September 30, 2014, our registration statement on Form S-1 (No. 333-198372) was declared effective for our initial public offering and on October 6, 2014, we consummated the initial public offering consisting of 20,600,000 shares of our common stock at a public offering price of $16.00 per share. The lead underwriters in the offering were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC.  Following the sale of the shares in connection with the closing of the initial public offering, the offering terminated. As a result of the offering, we received total net proceeds of approximately $300.8 million, after deducting total expenses of $28.8 million, consisting of underwriting discounts and commissions of $20.2 million and offering related expenses of approximately $8.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We maintain the funds received in cash and cash equivalents. Our principal uses of these proceeds will be to fund our operations, including the costs of acquisition and installation of solar energy systems and other working capital requirements.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company
3.2	Amended and Restated Bylaws of the Company
10.1	Master Intercompany Framework Agreement between the Company and Vivint, Inc., dated September 30, 2014
10.2	Transition Services Agreement between the Company and Vivint, Inc., September 30, 2014
10.3	Non-Competition Agreement between the Company and Vivint, Inc., dated September 30, 2014
10.4	Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, Inc., dated September 30, 2014
10.5	Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, Inc., dated September 30, 2014
10.6	Trademark Assignment Agreement between Vivint Solar Licensing LLC and Vivint, Inc., dated September 30, 2014
10.7	Trademark Assignment Agreement between the Company and Vivint, Inc., dated September 30, 2014
10.8	Termination Agreement (Turnkey Full-Service Sublease Agreement) between Vivint Solar Holdings, Inc., and Vivint, Inc., dated September 30, 2014
10.9	Bill of Sale and Assignment between the Company and Vivint, Inc., dated September 30, 2014
10.10	Limited Liability Company Agreement of Vivint Solar Licensing, LLC, between the Company and Vivint, Inc., dated September 30, 2014
10.11	Trademark License Agreement between the Company and Vivint Solar Licensing, LLC, dated September 30, 2014
10.12*	Loan Agreement, among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014
10.13*	Collateral Agency and Depositary Agreement among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014
10.14*	Pledge and Security Agreement among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014
10.15	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan
10.16	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan
10.17	Form of Stock Option Agreement under the 2013 Omnibus Incentive Plan
31.1**	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference to the referenced exhibit to the Company’s Amendment No. 1 to Form S-1 Registration Statement, filed September 18, 2014
**

The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vivint Solar, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIVINT SOLAR, INC.

Date: November 12, 2014	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2014	/s/ DANA C. RUSSELL
Dana C. Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)