Form 10-Q/A
period 2014-09-30
Vivint Solar, Inc.
filed 2014-11-20
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

EXPLANATORY NOTE

Vivint Solar, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which was originally filed on November 12, 2014 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended September 30, 2014.

Item 6. Exhibits

3.1*	Amended and Restated Certificate of Incorporation of the Company

3.2*	Amended and Restated Bylaws of the Company

10.1*	Master Intercompany Framework Agreement between the Company and Vivint, Inc., dated September 30, 2014

10.2*	Transition Services Agreement between the Company and Vivint, Inc., September 30, 2014

10.3*	Form of Non-Competition Agreement between the Company and Vivint, Inc., dated September 30, 2014

10.4*	Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, Inc., dated September 30, 2014

10.5*	Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, Inc., dated September 30, 2014

10.6*	Trademark Assignment Agreement between Vivint Solar Licensing LLC and Vivint, Inc., dated September 30, 2014

10.7*	Trademark Assignment Agreement between the Company and Vivint, Inc., dated September 30, 2014

10.8*	Termination Agreement (Turnkey Full-Service Sublease Agreement) between Vivint Solar Holdings, Inc., and Vivint, Inc., dated September 30, 2014

10.9*	Bill of Sale and Assignment between the Company and Vivint, Inc., dated September 30, 2014

10.10*	Limited Liability Company Agreement of Vivint Solar Licensing, LLC, between the Company and Vivint, Inc., dated September 30, 2014

10.11*	Trademark License Agreement between the Company and Vivint Solar Licensing, LLC, dated September 30, 2014

10.12*	Loan Agreement, among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014

10.13*	Collateral Agency and Depositary Agreement among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014

10.14*	Pledge and Security Agreement among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014

10.15*	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan

10.16*	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan
10.17*	From of Stock Option Agreement under the 2013 Omnibus Incentive Plan

31.1**	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIVINT SOLAR, INC.

Date: November 19, 2014	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield Chief Executive Officer and President (Principal Executive Officer)

Date: November 19, 2014	/s/ DANA C. RUSSELL
Dana C. Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)

4