Form 10-Q
period 2015-03-31
Vivint Solar, Inc.
filed 2015-05-14
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 105,928,738 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,235	$261,649
Accounts receivable, net	3,374	1,837
Inventories	772	774
Prepaid expenses and other current assets	19,825	16,806
Total current assets	218,206	281,066
Restricted cash and cash equivalents	12,160	6,516
Solar energy systems, net	708,288	588,167
Property and equipment, net	16,814	13,024
Intangible assets, net	10,240	18,487
Goodwill	36,601	36,601
Prepaid tax asset, net	148,347	111,910
Other non-current assets, net	10,091	8,553
TOTAL ASSETS(1)	$1,160,747	$1,064,324
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$64,469	$51,354
Accounts payable—related party	1,824	2,132
Distributions payable to non-controlling interests and redeemable non-controlling interests	7,162	6,780
Accrued compensation	17,027	16,794
Current portion of deferred revenue	330	314
Current portion of capital lease obligation	3,731	3,502
Accrued and other current liabilities	35,100	14,016
Total current liabilities	129,643	94,892
Capital lease obligation, net of current portion	6,203	6,176
Long-term debt	122,500	105,000
Deferred tax liability, net	130,761	112,227
Deferred revenue, net of current portion	5,939	4,466
Build-to-suit lease liability	2,900	—
Total liabilities(1)	397,946	322,761
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	131,216	128,427
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 105,303 shares issued and outstanding as of March 31, 2015 and December 31, 2014	1,053	1,053
Additional paid-in capital	505,527	502,785
Accumulated deficit	(13,700)	(25,849)
Total stockholders' equity	492,880	477,989
Non-controlling interests	138,705	135,147
Total equity	631,585	613,136
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$1,160,747	$1,064,324

(1)

The Company’s assets as of March 31, 2015 and December 31, 2014 include $643.9 million and $540.1 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $628.9 million and $525.9 million as of March 31, 2015 and December 31, 2014; cash and cash equivalents of $11.8 million and $12.6 million as of March 31, 2015 and December 31, 2014; and accounts receivable, net, of $3.2 million and $1.5 million as of March 31, 2015 and December 31, 2014. The Company’s liabilities as of March 31, 2015 and December 31, 2014 included $13.4 million and $11.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $7.2 million and $6.8 million as of March 31, 2015 and December 31, 2014; deferred revenue of $6.2 million and $4.6 million as of March 31, 2015 and December 31, 2014; and accrued and other current liabilities of $0.1 million and $0 as of March 31, 2015 and December 31, 2014. For further information see Note 10—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Operating leases and incentives	$8,580	$2,863
Solar energy system and product sales	965	644
Total revenue	9,545	3,507
Operating expenses:
Cost of revenue—operating leases and incentives	23,880	11,187
Cost of revenue—solar energy system and product sales	438	398
Sales and marketing	6,433	5,219
Research and development	582	472
General and administrative	18,630	12,354
Amortization of intangible assets	3,763	3,737
Impairment of intangible assets	4,506	—
Total operating expenses	58,232	33,367
Loss from operations	(48,687)	(29,860)
Interest expense	2,127	1,401
Other expense	313	888
Loss before income taxes	(51,127)	(32,149)
Income tax expense	8,848	4,394
Net loss	(59,975)	(36,543)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(72,124)	(43,584)
Net income available to common stockholders	$12,149	$7,041
Net income available per share to common stockholders:
Basic	$0.12	$0.09
Diluted	$0.11	$0.09
Weighted-average shares used in computing net income available per share to common stockholders:
Basic	105,303	75,000
Diluted	109,051	76,064

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,975)	$(36,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,208	1,309
Amortization of intangible assets	3,763	3,737
Impairment of intangible assets	4,506	—
Stock-based compensation	2,707	437
Amortization of deferred financing costs	795	—
Noncash contributions for services	—	64
Noncash interest expense	—	1,399
Deferred income taxes	17,024	17,836
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,537)	(628)
Inventories	2	86
Prepaid expenses and other current assets	(224)	(4,133)
Prepaid tax asset, net	(36,437)	(10,508)
Other non-current assets, net	96	(904)
Accounts payable	29	4,000
Accounts payable—related party	(308)	(1,634)
Accrued compensation	(469)	(4,724)
Deferred revenue	1,489	373
Accrued and other current liabilities	20,271	1,779
Net cash used in operating activities	(44,060)	(28,054)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(108,185)	(59,771)
Payment in connection with business acquisition, net of cash acquired	—	(12,040)
Payments for property and equipment	(1,176)	(61)
Change in restricted cash and cash equivalents	(5,644)	—
Purchase of intangible assets	(22)	—
Proceeds from U.S. Treasury grants	—	128
Net cash used in investing activities	(115,027)	(71,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	81,218	95,885
Distributions paid to non-controlling interests and redeemable non-controlling interests	(2,365)	(1,081)
Proceeds from long-term debt	17,500	—
Payments for debt issuance costs	(3,078)	—
Proceeds from revolving lines of credit—related party	—	90,000
Payments on revolving lines of credit—related party	—	(77,000)
Principal payments on capital lease obligations	(1,013)	(444)
Payments for deferred offering costs	(589)	(175)
Net cash provided by financing activities	91,673	107,185
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,414)	7,387
CASH AND CASH EQUIVALENTS—Beginning of period	261,649	6,038
CASH AND CASH EQUIVALENTS—End of period	$194,235	$13,425
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in accounts payable, accrued compensation and other accrued liabilities	$15,277	$8,354
Property acquired under build-to-suit agreements	$2,909	$—
Vehicles acquired under capital leases	$1,280	$2,436
Receivable for tax credit recorded as a reduction to solar energy system costs	$635	$387
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$382	$837

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. was incorporated as a Delaware corporation on August 12, 2011. Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company commenced operations in May 2011. The Company offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements and solar energy system leases. The Company enters into these long-term customer contracts and legal-form leases through a sales organization that primarily uses a direct-to-home sales model. The long-term customer contracts are typically for 20 years and require the customer to make monthly payments to the Company.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2015. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other interim period or other future year.

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

Comprehensive Income

As the Company has no other comprehensive income or loss, comprehensive income is the same as net income available to common stockholders for all periods presented.

Other Changes

During the three months ended March 31, 2015, there have been no changes to the Company’s significant accounting policies as described in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is evaluating the impact this update will have on its consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented as a direct reduction from the carrying amount of that debt liability similar to debt discounts. Existing recognition and measurement guidance is not impacted. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company has debt issuance costs and will apply the new presentation per the update upon its effectiveness beginning with the first quarter of 2016.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update makes some targeted changes to current consolidation guidance. These changes impact both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are VIEs. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company currently consolidates several VIEs and does not anticipate that ASU 2015-02 will have a significant impact on its consolidated financial statements and related disclosures.

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

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2015
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Money market funds	607	—	—	607
Total financial assets	$607	$1,900	$—	$2,507

The carrying amounts of certain financial instruments of the Company, consisting of cash and cash equivalents excluding time deposits; accounts receivable; accounts payable; accounts payable—related party and distributions payable to redeemable non-controlling interests (all Level I) approximate fair value due to their relatively short maturities. Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s long-term debt is carried at cost and was $122.5 million as of March 31, 2015. The Company estimated the fair value of long-term debt to approximate its carrying value as interest accrues at a floating rate based on market rates. The Company did not realize gains or losses related to financial assets for any of the periods presented.

4.Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
System equipment costs	$566,123	$478,502
Initial direct costs related to solar energy systems	94,392	75,349
	660,515	553,851
Less: Accumulated depreciation and amortization	(13,996)	(10,186)
	646,519	543,665
Solar energy system inventory	61,769	44,502
Solar energy systems, net	$708,288	$588,167

The Company recorded depreciation and amortization expense related to solar energy systems of $3.8 million and $1.3 million for the three months ended March 31, 2015 and 2014.

5.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	March 31,	December 31,
	Useful Lives	2015	2014
Vehicles acquired under capital leases	3 years	$14,568	$13,351
Leasehold improvements	1-3 years	2,808	2,088
Furniture and computer and other equipment	3 years	2,628	2,183
		20,004	17,622
Less: Accumulated depreciation and amortization		(6,099)	(4,598)
		13,905	13,024
Build-to-suit assets		2,909	—
Property and equipment, net		$16,814	$13,024

The Company recorded depreciation and amortization expense related to property and equipment of $1.6 million and $0.5 million for the three months ended March 31, 2015 and 2014.

The Company leases fleet vehicles that are accounted for as capital leases. Depreciation on vehicles under capital leases totaling $1.1 million and $0.5 million was capitalized in solar energy systems, net for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, a de minimis amount of depreciation was also expensed.

Because of its involvement in certain aspects of the construction of a new headquarters building in Lehi, UT, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $2.9 million as of March 31, 2015. See Note 15—Commitments and Contingencies.

6.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Cost:
Customer contracts	$43,783	$43,783
Customer relationships	164	738
Trademarks/trade names	201	1,664
Developed technology	522	1,295
In-process research and development	—	2,097
Internal-use software	385	370
Total carrying value	45,055	49,947
Accumulated amortization:
Customer contracts	(34,661)	(31,013)
Customer relationships	(35)	(135)
Trademarks/trade names	(22)	(152)
Developed technology	(71)	(160)
Internal-use software	(26)	—
Total accumulated amortization	(34,815)	(31,460)
Total intangible assets, net	$10,240	$18,487

The Company recorded amortization expense of $3.8 million and $3.7 million for the three months ended March 31, 2015 and 2014, which was included in amortization of intangible assets in the condensed consolidated statements of operations.

In February 2015, the Company decided to discontinue the external sales of the SunEye and PV Designer products, the rights to which the Company acquired when it acquired Solmetric Corporation, or Solmetric, in January 2014. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. In-process research and development, which was intended to generate Solmetric product sales in the residential market, was discontinued and deemed fully impaired resulting in a charge of $2.1 million. The Solmetric, SunEye and PV Designer trade names will no longer be utilized and were deemed fully impaired resulting in a charge of $1.3 million. The SunEye and PV Designer developed technology assets were deemed fully impaired resulting in a charge of $0.7 million. Customer relationships were deemed partially impaired by $0.4 million due to the loss of external customers who purchased the discontinued products. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the three months ended March 31, 2015.

7.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued payroll	$9,091	$9,888
Accrued commissions	7,291	6,575
Accrued employee taxes	645	331
Total accrued compensation	$17,027	$16,794

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Income tax payable	$21,642	$4,097
Sales and use tax payable	6,468	5,052
Accrued professional fees	2,983	1,289
Deferred rent	1,336	1,090
Accrued unused commitment fees and interest	563	478
Fleet expenses	255	470
Other accrued expenses	1,853	1,540
Total accrued and other current liabilities	$35,100	$14,016

9.	Debt Obligations

Working Capital Credit Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $131.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Upon the satisfaction of certain conditions and the approval of the lenders, the Company may increase the aggregate amount of revolver borrowings to $150.0 million. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. As of March 31, 2015, no borrowings were outstanding under the Working Capital Facility.

The Company has pledged the interests in the assets of the Company and its subsidiaries, excluding Vivint Solar Financing I, LLC, as security for its obligations under the Working Capital Facility. Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; and (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that the Company may elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of March 31, 2015, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

In conjunction with entering into the Working Capital Facility, the Company incurred debt issuance costs that have been deferred over the term of the credit facility. As of March 31, 2015, the current portion of deferred debt issuance costs of $0.4 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred debt issuance costs of $1.9 million was recorded in other non-current assets, net in the condensed consolidated balance sheet. A de minimis amount of amortization related to these deferred issuance costs was included in interest expense for the three months ended March 31, 2015. No interest expense was recorded for the three months ended March 31, 2014.

Bank of America, N.A. Aggregation Credit Facility

In September 2014, the Company entered into an aggregation credit facility (the “Aggregation Facility”), which was subsequently amended in February 2015, pursuant to which the Company may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, the Company may increase the aggregate amount of principal borrowings to $550.0 million.

As of March 31, 2015, the Company had incurred an aggregate of $122.5 million in term loan borrowings under this agreement. The remaining borrowing capacity was $252.5 million as of March 31, 2015. However, the Company does not have immediate access to the remaining $252.5 million balance as future borrowings are dependent on when it has solar energy system revenue to collateralize the borrowings.

The borrower under the Aggregation Facility is Vivint Solar Financing I, LLC, one of the Company’s indirect wholly owned subsidiaries, that in turn holds the Company’s interests in the managing members of the Company’s existing investment funds. These managing members guarantee the borrower’s obligations under the Aggregation Facility. In addition, Vivint Solar Holdings, Inc. has pledged its interests in the borrower, and the borrower has pledged its interests in the guarantors as security for the borrower’s obligations under the Aggregation Facility. The related solar energy systems are not subject to any security interest of the lenders, and there is no recourse to the Company in the case of a default.

Prepayments are permitted under the Aggregation Facility, and the principal and accrued interest on any outstanding loans mature in March 2018. Interest accrues on borrowings at a floating rate equal to either (1)(a) the London Interbank Offer Rate (“LIBOR”) or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.50% after such period. Interest is payable at the end of each interest period that the Company may elect as a term of either one, two or three months.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of March 31, 2015, the Company was in compliance with such covenants.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense for this facility was approximately $2.1 million in the three months ended March 31, 2015. No interest expense was recorded for this facility in the three months ended March 31, 2014. As of March 31, 2015, the current portion of deferred debt issuance costs of $3.0 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred debt issuance costs of $6.0 million was recorded in other non-current assets, net in the condensed consolidated balance sheet. In addition, an interest reserve of $2.2 million was held in an account with the administrative agent and was included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Revolving Lines of Credit—Related Party

On October 9, 2014, the Company repaid $58.8 million in aggregate borrowings and interest owed to Vivint under two loan agreements, which were terminated upon repayment. There was no interest expense incurred for the three months ended March 31, 2015 under these agreements. Interest expense was $1.4 million for the three months ended March 31, 2014 under these agreements.

10.	Investment Funds

As of March 31, 2015, the Company had formed 14 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$11,750	$12,641
Accounts receivable, net	3,230	1,542
Total current assets	14,980	14,183
Solar energy systems, net	628,946	525,903
Total assets	$643,926	$540,086
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$7,162	$6,780
Current portion of deferred revenue	323	237
Accrued and other current liabilities	56	—
Total current liabilities	7,541	7,017
Deferred revenue, net of current portion	5,894	4,335
Total liabilities	$13,435	$11,352

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of March 31, 2015 and December 31, 2014, the cumulative total of contributions into the VIEs by all investors was $561.4 million and $480.2 million, of which a cumulative total of $110.0 million was contributed by related parties as of both period ends.

All funds except for two were operational as of March 31, 2015. The Company did not have any assets, liabilities or activity associated with those two funds. Total available committed capital under these two funds was $150.0 million as of March 31, 2015.

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

As a result of the guaranty arrangements in certain funds, the Company is required to hold minimum cash balances of $10.0 million and $5.0 million as of March 31, 2015 and December 31, 2014, which are classified as restricted cash and cash equivalents on the condensed consolidated balance sheets.

11.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	March 31,	December 31,
	2015	2014
Stock options issued and outstanding	10,062	10,053
Restricted Stock Units issued and outstanding	179	22
Shares available for grant under equity incentive plans	12,829	8,783
Long-term incentive plan	4,059	4,059
Total	27,129	22,917

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2014	$128,427
Contributions from redeemable non-controlling interests	4,876
Distributions to redeemable non-controlling interests	(996)
Net loss	(1,091)
Balance as of March 31, 2015	$131,216

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2014	$477,989	$135,147	$613,136
Stock-based compensation expense	2,707	—	2,707
Refund of fees related to issuance of common stock	35	—	35
Contributions from non-controlling interests	—	76,342	76,342
Distributions to non-controlling interests	—	(1,751)	(1,751)
Net income (loss)	12,149	(71,033)	(58,884)
Balance as of March 31, 2015	$492,880	$138,705	$631,585

Four of the investment funds include a right for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund after a stated period of time (each, a “Put Option”). In one of the investment funds, the Company’s wholly owned subsidiary has the right to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (the “Call Option”) after the expiration of the non-controlling interest holder’s Put Option. In the three other investment funds that have put options, the Company’s wholly owned subsidiary has a Call Option for a stated period prior to the effectiveness of the Put Option. In the remaining ten investment funds there is a Call Option which is exercisable after a stated period of time.

The purchase price for the fund investor’s interest in the four investment funds under the Put Options is the greater of fair market value at the time the option is exercised and a specified amount, ranging from $0.7 million to $4.1 million. The Put Options for these four investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Put Options are expected to become exercisable prior to 2019.

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying value of redeemable non-controlling interests at March 31, 2015 and December 31, 2014 was greater than the redemption value.

The purchase price for the fund investors’ interests under the Call Options varies by fund, but is generally the greater of a specified amount, which ranges from approximately $0.7 million to $7.0 million, the fair market value of such interest at the time the option is exercised, or an amount that causes the fund investor to achieve a specified return on investment. The Call Options for all 14 investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Call Options are expected to become exercisable prior to 2019.

12.	Equity Compensation Plans

Equity Incentive Plans

2014 Equity Incentive Plan

The Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) in September 2014. Under the 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.

Under the 2014 Plan, a total of 8.8 million shares of common stock initially were reserved for issuance, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available for issuance under the 2014 Plan is subject to an annual increase on the first day of each year, equal to the least of 8.8 million shares, 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and an amount of shares as determined by the Company. In accordance with the annual increase, an additional 4.2 million shares were reserved for issuance in 2015 under the 2014 Plan.

2013 Omnibus Incentive Plan; Non-plan Option Grant

In July 2013, the Company adopted the 2013 Omnibus Incentive Plan (the “Omnibus Plan”), which was terminated in connection with the adoption of the 2014 Plan in September 2014, and accordingly no additional shares are available for issuance under the Omnibus Plan. The Omnibus Plan will continue to govern outstanding awards granted under this plan. In August 2013, the Company granted an option to purchase 0.6 million shares of common stock outside of the Omnibus Plan; however the provisions of this option were substantially similar to those of the options granted pursuant to the Omnibus Plan.

During 2014 and 2013, the Company granted stock options of which one-third are subject to ratable time-based vesting over a five year period and two-thirds are subject to vesting upon certain performance conditions and the achievement of certain investment return thresholds by 313 Acquisition LLC, a subsidiary of the Company’s Sponsor. The stock options have a ten-year contractual period.

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4.1 million shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). The purpose of the LTIP is to attract and retain key service providers and strengthen their commitment to the Company by providing incentive compensation measured by reference to the value of the shares of the Company’s common stock. Eligible participants include nonemployee direct sales personnel who sell the solar energy system contracts, employees that install and maintain the solar energy systems and employees that recruit new employees to the Company. No LTIP awards were granted to employees as of March 31, 2015. As such, the Company has not recognized any expense related to the LTIP in any of the periods presented.

In April 2015, the Company granted one-sixth of the LTIPs to individual participants. The Company will recognize approximately $8.3 million of expense related to these LTIPs in the second quarter of 2015.

Stock Options

Stock Option Activity

Stock options are granted under the 2014 Plan and Omnibus Plan as described above. Stock option activity for the three months ended March 31, 2015 was as follows (in thousands, except term and per share amounts):

			Weighted
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2014	10,053	$1.21		$80,790
Granted	53	10.72
Exercised	—	—
Cancelled	(44)	1.00
Outstanding—March 31, 2015	10,062	$1.26	8.5	$109,486
Options vested and exercisable—March 31, 2015	855	$1.15	8.5	$9,394
Options vested and expected to vest—March 31, 2015	8,723	$1.28	8.5	$94,797

The weighted-average grant-date fair value of time-based stock options granted during the three months ended March 31, 2015 and 2014 was $8.01 and $3.95 per share. There were no stock options exercised during the periods presented. Intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

As of March 31, 2015, there were approximately $10.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures related to nonvested time-based and performance condition stock options. As of March 31, 2015, the time-based awards are expected to be recognized over the weighted average period of 2.4 years. As of March 31, 2015, the performance-based awards are expected to be recognized over a weighted period of 1.7 years.

The total fair value of stock options vested for the three months ended March 31, 2015 and 2014 was $0.5 million and a de minimis amount.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition. The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected term (in years)	6.25	6.18
Volatility	88.5%	87.1%
Risk-free interest rate	1.9%	1.9%
Dividend yield	0.0%	0.0%

The Company estimates the fair value and the vesting period of the performance-based stock options granted on teach grant date using the Monte Carlo simulation method. During the three months ended March 31, 2015, no performance-based stock options were granted.

Restricted Stock Units

Restricted Stock Units, or RSUs, are granted under the 2014 Plan as described above. RSU activity for the three months ended March 31, 2015 was as follows (awards in thousands):

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2014	22	$16.00
Granted	157	10.72
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2015	179	$11.38

No RSUs vested in the three months ended March 31, 2015.

Stock-based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue—operating leases and incentives	$278	$18
Sales and marketing	233	94
General and administrative	2,178	325
Research and development	18	—
Total stock-based compensation	$2,707	$437

13.	Income Taxes

The income tax expense for the three months ended March 31, 2015 and 2014 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of -17.3% and -13.7%. The variations between the consolidated quarterly effective income tax rates and the U.S. federal statutory rate were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests.

The Company sells solar energy systems to the investment funds. As the investment funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax asset. As of March 31, 2015 and December 31, 2014, the Company recorded a long-term prepaid tax asset of $148.3 million and $111.9 million, net of amortization.

Uncertain Tax Positions

As of March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits. There was no interest and penalties accrued for any uncertain tax positions as of March 31, 2015 and December 31, 2014. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

14.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue—operating leases and incentives	$1,490	$1,295
Sales and marketing	378	189
General and administrative	213	2,506
Interest expense(1)	—	1,400
(1)	Includes revolving lines of credit—related party. See Note 9—Debt Obligations.

Vivint Services

In 2014, the Company negotiated and entered into a number of agreements with its sister company, Vivint Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint provides the Company with information technology and infrastructure, employee benefits and certain other services. Prior to these new agreements, under full service sublease and trademark agreements, Vivint provided to the Company various administrative services, such as management, human resources, information technology, facilities and use of corporate office space, and rights to use certain trademarks. The Company incurred fees under these agreements of $1.8 million and $1.6 million for the three months ended March 31, 2015 and 2014, which reflect the amount of services provided by Vivint on behalf of the Company.

Payables to Vivint recorded in accounts payable—related party were $1.8 million and $2.1 million as of March 31, 2015 and December 31, 2014. These payables include amounts due to Vivint related to the services agreements and additional costs allocated, as well as other miscellaneous intercompany payables including freight, healthcare cost reimbursements and ancillary purchases.

Advances Receivable—Related Party

Amounts due from direct-sales personnel were $1.2 million as of March 31, 2015 and December 31, 2014. The Company provided a reserve of $0.7 million and $0.9 million as of March 31, 2015 and December 31, 2014 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Advisory Agreements

In May 2014, the Company entered into an advisory agreement with Blackstone Advisory Partners L.P., an affiliate of the Sponsor (“BAP”), under which BAP will provide financial advisory and placement services related to the Company’s financing of residential solar energy systems. In February 2015, the Company provided BAP a notice to terminate the agreement, which remains in effect for six months following the date of such notice. Under the agreement, the Company is required under certain circumstances to pay a placement fee to BAP ranging from 0.75% to 1.5% of the transaction capital, depending on the identity of the investor and whether the financing relates to residential or commercial projects. This agreement replaced the 2013 advisory agreement described below. No fees were incurred for the three months ended March 31, 2015.

Effective May 2013, the Company entered into an advisory agreement with BAP that provided financial advisory and placement services related to the Company’s financing of residential solar energy systems. Under the agreement, BAP was paid a placement fee ranging from 0% to 2% of the transaction capital, depending on the identity of the investor and how contact with the investor is established. The Company incurred fees under these agreements of $2.2 million for the three months ended March 31, 2014. This amount was recorded in general and administrative expense in the Company’s condensed consolidated statements of operations.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. See Note 10—Investment Funds. In July 2014, the Company also entered into a Backup Maintenance Servicing Agreement with Vivint in which Vivint will provide maintenance servicing of the investment fund assets in the event that the Company is removed as the service provider for certain of the investment funds. No services have been performed by Vivint under this agreement.

15.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $2.3 million and $0.4 million for the three months ended March 31, 2015 and 2014.

Build-to-Suit Lease Arrangements

In September 2014, the Company entered into a non-cancellable lease whereby the Company will terminate the current lease for the corporate headquarters in Lehi, UT and move into another building being constructed in the same general location. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $2.9 million as of March 31, 2015, included in property and equipment, net, and a corresponding build-to-suit lease liability related to the new lease.

Long-term Purchase Agreements

In 2015, the Company entered into long term purchase agreements with certain key suppliers. These agreements require the Company to make minimum volume purchases on a quarterly basis. As of March 31, 2015, the Company has met these minimum purchase requirements. As such, no additional liability has been incurred or recorded as of March 31, 2015.

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

Legal Proceedings

In December 2013, one of the Company’s former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of the Company’s subsidiaries, and unnamed John Doe defendants alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, the Company filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to terms of settlement to resolve this case, depending on class participation. Based on the Court's initial review of the settlement agreement, the parties are discussing modifications relative to class participation and other terms. Any final settlement agreement is subject to court approval, which the Company anticipates to occur sometime in late 2015. The Company has recorded a $0.4 million reserve related to this proceeding in its consolidated financial statements.

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

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company, its directors, certain of its officers and the underwriters of the Company’s initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, the Company filed a motion to dismiss the complaint. The Company believes this lawsuit is without merit and intends to defend the case vigorously. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

16.	Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock.

The following table sets forth the computation of the Company’s basic and diluted net income available per share to common stockholders for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income available to common stockholders	$12,149	$7,041
Denominator:
Shares used in computing net income available per share to common stockholders, basic	105,303	75,000
Weighted-average effect of potentially dilutive shares to purchase common stock	3,748	1,064
Shares used in computing net income available per share to common stockholders, diluted	109,051	76,064
Net income available per share to common stockholders
Basic	$0.12	$0.09
Diluted	$0.11	$0.09

As of March 31, 2015 and 2014, stock options for 6.7 million and 6.5 million underlying shares of common stock granted under the Omnibus Plan and an award granted outside of the Omnibus Plan with terms substantially similar to those granted under the Omnibus Plan were subject to performance conditions. For purposes of the computation of diluted net income per share, 3.3 million of the performance-based stock options in the three months ended March 31, 2015 were considered to have met the performance obligation and included in the diluted share calculation even though the stock options were not vested or exercisable at the time. Accordingly, approximately 3.4 million and 6.5 million performance-based stock options were not included in the computation of diluted net income per share as of March 31, 2015 and 2014. In addition, options to be granted under the LTIP Pools were not included in the computation of diluted net income per share in either period as these shares had not been granted as of March 31, 2015. As of March 31, 2015, a de minimis number of shares was excluded from the dilutive share calculations as the effect on net income per share would have been antidilutive. As of March 31, 2014, there were no antidilutive shares.

17.	Subsequent Events

Increase of Working Capital Facility

In May 2015, the Company with Goldman Sachs Lender Partners LLC, as administrative agent, entered into an agreement to join an additional lender to the Working Capital Facility and increased the funding commitment by $19.0 million, for an aggregate total commitment of $150.0 million. With this agreement, the right to increase the borrowing capacity, upon the satisfaction of certain conditions and the approval of the lenders, was exhausted. The other terms of the Working Capital Facility remained unchanged.

Commercial and Industrial Investment Fund

In May 2015, a wholly owned subsidiary of the Company entered into a commercial and industrial (“C&I”) solar investment fund arrangement with a fund investor. The total commitment under the C&I investment fund arrangement is $150.0 million, which is expected to be contributed through 2016. Tranching of systems into the fund is subject to customary requirements and procedures. The Company’s wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to the Company’s wholly owned subsidiary beginning on the date that certain conditions are met, in approximately ten years. The purchase price for the fund investor’s interests is determined based on fair market value of those interests at the time the option is exercised. The Company has not yet completed its assessment of whether the investment fund arrangement is a VIE.

Residential Investment Funds

In May 2015, a wholly owned subsidiary of the Company entered into a residential solar investment fund arrangement with an existing fund investor. The total commitment under the residential investment fund arrangement is $175.0 million. The Company’s wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to the Company’s wholly owned subsidiary beginning on the date that certain conditions are met. The purchase price for the fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised. The Company has not yet completed its assessment of whether the investment fund arrangement is a VIE.

In April 2015, the Company entered into an agreement with a related party fund investor to amend the operating agreements of three of the Company’s investment funds, to allow for deficit restoration obligations by the fund investor in all three funds and to adjust the yield target for one of the investment funds. Any cumulative impact of the amendments will be included in the calculation of income tax expense and in the allocation of net loss attributable to non-controlling interests and redeemable non-controlling interests during the three months ended June 30, 2015.

In April 2015, the total available financing under one of the existing investment funds was increased by $25.0 million.

Amendment to Non-Cancelable Operating Lease

In April 2015, the Company amended an existing non-cancellable operating lease in Orem, UT to increase the leased premises by approximately 43,000 square feet in additional office space to meet the Company’s operational needs for one year until the Company’s new corporate headquarters building is completed, which is expected to be in the first quarter of 2016. Under the agreement, the Company will make lease payments of approximately $0.8 million over the one year term.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the income tax credit, or ITC, beginning in 2017;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to sustain and manage growth;
•	our ability to further penetrate existing markets, expand into new markets and expand into markets for non-residential solar energy systems;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint Inc., or Vivint, and The Blackstone Group L.P., our sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	our ability to maintain our brand and protect our intellectual property; and
•	our expectations regarding remediation of the material weakness in our internal control over financial reporting.

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

We sell the electricity that our solar energy systems produce through long-term power purchase agreements or we lease our solar energy systems through long-term leases. Prior to the first quarter of 2014, all of our long-term customer contracts were structured as power purchase agreements. In 2014, we began offering legal-form leases to residential customers in connection with our entry into the Arizona market. Under either contract type, we install our solar energy system at our customer’s home and bill the customer monthly. In the power purchase agreement structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. We provide our lease customers a performance guarantee, under which we agree to make a payment at the end of each year to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. The power purchase agreement and lease terms are typically for 20 years, and virtually all the prices that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. We do not believe that either form of long-term customer contract is materially more advantageous to us than the other.

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

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and investment tax credits, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” As of April 30, 2015, we had raised 14 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $798 million, which will enable us to install solar energy systems of total fair market value approximating $2.0 billion. As of April 30, 2015, we had tax equity commitments to fund approximately 115 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $532 million.

Our investment funds have adopted either the partnership flip or inverted lease structures. We have determined that we are the primary beneficiary in these partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.

Recent Developments

Working Capital Credit Facility

In March 2015, and subsequently increased in May 2015, we entered into a revolving credit agreement, or the Working Capital Facility, pursuant to which we may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued under the revolving credit facility for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of March 31, 2015, we had no borrowings outstanding under the Working Capital Facility.

Commercial and Industrial Investment Fund

In May 2015, one of our wholly owned subsidiaries entered into a commercial and industrial, or C&I, solar investment fund arrangement with a fund investor. The total commitment under the C&I investment fund arrangement is $150.0 million, which is expected to be contributed through 2016. Tranching of systems into the fund is subject to customary requirements and procedures. Our wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to our wholly owned subsidiary beginning on the date that certain conditions are met, in approximately ten years. The purchase price for the fund investor’s interests is determined based on the fair value of those interests at the time the option is exercised. We have not yet completed our assessment of whether the investment fund arrangement is a variable interest entity, or VIE.

Residential Investment Funds

During the first quarter of 2015, we entered into two solar investment fund arrangements with an existing fund investor. The total commitment under these investment fund arrangements was $150.0 million.

In May 2015, one of our wholly owned subsidiaries entered into a residential solar investment fund arrangement with an existing fund investor. The total commitment under the residential investment fund arrangement is $175.0 million. Our wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to our wholly owned subsidiary beginning on the date that certain conditions are met. The purchase price for the fund investor’s interests is determined based on the fair value of those interests at the time the option is exercised. We have not yet completed our assessment of whether the investment fund arrangement is a VIE.

In April 2015, we entered into an agreement with a related party fund investor to amend the operating agreements of three of our investment funds to allow for deficit restoration obligations by the fund investor in all three funds and to adjust the yield target for one of the investment funds.

In April 2015, the total available financing under one of the existing investment funds was increased by $25.0 million.

Amendment to Non-Cancelable Operating Lease

In April 2015, we amended an existing non-cancellable operating lease in Orem, Utah to increase the leased premises by approximately 43,000 square feet in additional office space to meet our operational needs for one year until our new corporate headquarters building is completed, which is expected to be in the first quarter of 2016. Under the agreement, we will make lease payments of approximately $0.8 million over the one year term. There were no other material changes in our commitments under contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

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

•

Megawatts installed. Megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on customer premises in the period. Cumulative megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on customer premises.

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

	Three Months Ended
	March 31,
	2015	2014
Solar energy system installations	6,426	3,219
Megawatts installed	46.2	20.0

	March 31,	December 31,
	2015	2014
Cumulative solar energy system installations	42,146	35,720
Cumulative megawatts installed	274.4	228.2
Estimated nominal contracted payments remaining (in millions)	$1,204.8	$1,030.5
Estimated retained value under energy contracts (in millions)	$442.8	$383.1
Estimated retained value of renewal (in millions)	$117.2	$97.9
Estimated retained value (in millions)	$560.0	$480.9
Estimated retained value per watt	$2.05	$2.11

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. GAAP require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, cash flows and related footnote disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results materially differ from these estimates.

We believe that the assumptions and estimates associated with our principles of consolidation; revenue recognition; solar energy systems, net; solar energy performance guarantees; impairment analysis of long-lived assets; goodwill impairment analysis; stock-based compensation; provision for income taxes; and non-controlling interests and redeemable non-controlling interests have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Components of Results of Operations

Revenue

We classify and account for long-term customer contracts as operating leases. We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. We also apply for and receive solar renewable energy certificates, or SRECs, in certain jurisdictions for power generated by our solar energy systems. We generally recognize revenue related to the sale of SRECs upon delivery. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities and the timing and volume of our SREC sales may lead to fluctuations in our quarterly results. During the three months ended March 31, 2015 and 2014, approximately 19% and 5% of our revenue was attributable to SREC sales and approximately 1% of our revenue was attributable to state and local rebates and incentives. On occasion we have sold solar energy systems for cash. In these instances, the revenue is recognized upon the solar energy system passing inspection by the responsible city department. We also recognize revenue related to the sale of photovoltaic installation software products and devices, a portion of which consists of post-contract customer support. The following table sets forth our revenue by major product (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Operating leases and incentives	$8,580	$2,863
Photovoltaic installation devices and software	889	598
Solar energy system sales	76	46
Total revenue	$9,545	$3,507

Operating Expenses

Cost of Revenue.     Cost of operating leases and incentives is comprised of the depreciation of the cost of the solar energy systems, which are depreciated for accounting purposes over 30 years; the amortization of initial direct costs, which are amortized over the term of the long-term customer contract; and the indirect costs related to the processing, account creation, design, installation, interconnection and servicing of solar energy systems, which are not capitalized, such as personnel costs not directly associated to a solar energy system installation, warehouse rent; utilities and fleet vehicle executory costs. Under our direct sales model, a vast majority of payments to our direct sales personnel consist of commissions attributable to customer acquisition. Capitalized initial direct costs consist of these commissions and other customer acquisition expenses. The cost of operating leases and incentives related to the sales of SRECs is limited to broker fees, which are only paid in connection with certain transactions. Accordingly, the sale of SRECs in a quarter favorably impacts our operating results for that period. Over time we anticipate that our costs on a per watt basis will decrease due to expected decreases in material costs. However, we expect our cost of operating leases and incentives revenue will continue to increase in absolute dollars as we continue to grow our volume of installations and increase headcount related to support and operations.

Cost of solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of the photovoltaic installation software products and devices.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel and professional services. In future periods, we anticipate sales and marketing costs to increase significantly in absolute dollars as we continue to grow our headcount for sales employees and undertake new sales channels and marketing initiatives to continue to grow our business.

Research and Development.     Research and development expense is comprised primarily of the salaries and benefits of certain employees and other costs related to the development of photovoltaic installation software products and devices. Research and development costs are charged to expense when incurred. In future periods, we anticipate research and development costs to increase slightly in absolute dollars.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and certain allocated corporate overhead costs related to facilities and information technology. In future periods, we expect that general and administrative expenses will increase in absolute dollars in order to support the growth in our business, to continue building our corporate infrastructure separate from Vivint and to manage an increasing number of investment fund arrangements. Our financial results have included charges for the use of services provided by Vivint centralized departments and shared facilities. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from the Vivint businesses during the periods presented. However, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. In future periods, we expect to continue to use certain of these services, such as information and technology resources and systems, from Vivint as part of the transition services agreements, which provide that we continue to be charged for actual costs incurred.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved. Such intangible assets are amortized over their estimated useful lives.

Impairment of Intangible Assets.     During the three months ended March 31, 2015, we discontinued the external sale of two Solmetric products. This discontinuance was considered an indicator of impairment, and we performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, we recorded an impairment charge of $4.5 million in the three months ended March 31, 2015.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness and the interest component of capital lease obligations. In the future, we may incur additional indebtedness to fund our operations and our interest expense would correspondingly increase.

Other Expense.     Other expense has primarily consisted of interest and penalties associated with employee payroll withholding and federal and state income tax payments that were not paid in a timely manner.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available to Common Stockholders

We determine the net income available to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests. The net loss attributable to non-controlling interests and redeemable non-controlling interests represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Revenue:
Operating leases and incentives	$8,580	$2,863
Solar energy system and product sales	965	644
Total revenue	9,545	3,507
Operating expenses:
Cost of revenue—operating leases and incentives	23,880	11,187
Cost of revenue—solar energy system and product sales	438	398
Sales and marketing	6,433	5,219
Research and development	582	472
General and administrative	18,630	12,354
Amortization of intangible assets	3,763	3,737
Impairment of intangible assets	4,506	—
Total operating expenses	58,232	33,367
Loss from operations	(48,687)	(29,860)
Interest expense	2,127	1,401
Other expense	313	888
Loss before income taxes	(51,127)	(32,149)
Income tax expense	8,848	4,394
Net loss	(59,975)	(36,543)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(72,124)	(43,584)
Net income available to common stockholders	$12,149	$7,041

Comparison of Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended
	March 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Total Revenue	$9,545	$3,507	$6,038

The $6.0 million increase in total revenue was primarily attributable to a $4.0 million increase in operating leases and incentives as the number of installed solar energy systems in service increased 155%. In addition, revenue from the sale of SRECs increased $1.7 million and revenue from the sale of photovoltaic installation software products increased $0.3 million.

Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$23,880	$11,187	$12,693
Cost of revenue—solar energy system and product sales	438	398	40
Sales and marketing	6,433	5,219	1,214
Research and development	582	472	110
General and administrative	18,630	12,354	6,276
Amortization of intangible assets	3,763	3,737	26
Impairment of intangible assets	4,506	—	4,506
Total operating expenses	$58,232	$33,367	$24,865

Cost of Revenue. The $12.7 million increase in cost of revenue—operating leases and incentives was in part due to a $6.8 million increase in compensation and benefit costs, including $0.3 million of stock-based compensation, that were expensed in the period related to the design, installation and interconnection of solar energy systems to the power grid primarily due to growth in installation and operations employee headcount of 66% and the increase in the number of installed solar energy systems. Depreciation and amortization of solar energy systems also increased $2.6 million primarily due to the increase in the number of installed solar energy systems consistent with the significant growth in revenue over these periods. Fleet vehicle maintenance, insurance, warehouse and other related costs increased $1.4 million due to increased installations and headcount. Other direct installation costs increased $1.1 million and were comprised of items such as rentals and purchases of tools and equipment, inventory obsolescence and supplies. Facility and information technology expenses increased $0.8 million due to our increased headcount and utilization of office space by our employees.

Sales and Marketing Expense. The $1.2 million increase in sales and marketing expense was attributable primarily to our continued efforts to grow our business by entering into new markets, opening new sales offices in various locations and increased hiring of sales and marketing personnel, resulting in a sales and marketing employee headcount increase of 47% over the prior year period. The increase in expenses was primarily due to increased compensation and benefits expense of $0.9 million due to the increased headcount, including an increase of $0.2 million related to stock-based compensation. Additionally, sales and marketing management costs increased by $0.8 million, including contracted services and customer-related costs of cancelled contracts. These increases were partially offset by decreases in marketing and brand awareness activities, housing and travel expenses totaling $0.5 million.

Research and Development Expense. The $0.1 million increase in research and development expense was primarily attributable to three months of activity in 2015 compared to two months of activity in 2014 as the acquisition of Solmetric occurred in January 2014.

General and Administrative Expense. The $6.3 million increase in general and administrative expenses primarily resulted from an increase in compensation and benefits expense of $5.8 million, including an increase of $1.7 million in stock-based compensation, due to growth in general and administrative employee headcount of 186%. Other factors contributing to the increase in general and administrative expenses were a $1.1 million increase in other administrative costs, including banking service charges, new office equipment, travel and franchise tax expense; a $0.9 million increase in professional services fees; a $0.6 million increase in insurance costs and a $0.5 million increase in depreciation expense. These increases were partially offset by a $2.6 million decrease in professional fees related to the initiation of tax equity investment funds.

Impairment of Intangible Assets. An impairment charge of $4.5 million was recorded in 2015 to write down the value of intangible assets associated with two Solmetric products for which external sales were discontinued in 2015. See Note 6—Intangible Assets for additional information.

Non-Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Interest expense	$2,127	$1,401	$726
Other expense	313	888	(575)

Interest Expense. The $0.7 million increase in interest expense was primarily the result of additional borrowings. Interest expense related to our Aggregation Facility entered into with Bank of America in September 2014 increased by $2.1 million. This expense was partially offset by a decrease of $1.4 million related to our revolving lines of credit with Vivint that was paid off in October 2014. Of the $2.1 million in interest expense related to our Aggregation Facility with Bank of America, $0.8 million related to the amortization of loan origination fees.

Other Expense. The $0.6 million decrease in other expenses primarily due to a decrease in incurred tax-related interest and penalties.

Net Loss Attributable to Non-controlling Interests and Redeemable Non-controlling Interests

	Three Months Ended
	March 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(72,124)	$(43,584)	$(28,540)

The allocation of net loss to non-controlling interests and redeemable non-controlling interests as a percentage of our total net loss was 120% and 119% for the three months ended March 31, 2015 and 2014. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. This includes the difference between the cash received by us from the investment funds and the carrying value of the solar energy systems contributed to the investment funds. The change in losses allocated to the fund investors from the prior year period was primarily driven by a larger number of investment funds for which the fund investors’ claims on net assets were reduced due to the receipt of ITCs and tax depreciation benefits that were primarily allocated to fund investors in relation to the net assets of the respective investment funds.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $194.2 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. We have financed our operations primarily from investment fund arrangements that we have formed with fund investors, from the issuance of common stock and from borrowings. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles. If we are unable to raise financing when needed, our operations and ability to execute our business strategy could be materially adversely affected. We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and available borrowings as further described below, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Sources of Funds

Investment Fund Commitments

As of April 30, 2015, we have raised 14 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $798 million, which will enable us to install solar energy systems of total fair market value approximating $2.0 billion. The undrawn committed capital for these funds as of April 30, 2015 is approximately $211 million, which includes approximately $89 million in payments that will be received from fund investors upon interconnection to the respective utility grid of solar energy systems that have already been allocated to investment funds. As of April 30, 2015, we had tax equity commitments to fund approximately 115 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $532 million.

Debt Instruments

Working Capital Credit Facility.     In March 2015, and subsequently increased in May 2015, we entered into the Working Capital Facility pursuant to which we may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued under Working Capital Facility for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of March 31, 2015, we had no borrowings outstanding under this credit facility.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, our ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that we may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. We are also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of March 31, 2015, we were in compliance with such covenants.

Aggregation Credit Facility.     In September 2014, we entered into the Aggregation Facility which was subsequently amended in February 2015, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of March 31, 2015, we had incurred an aggregate of $122.5 million in term loan borrowings under this agreement and we had a remaining borrowing capacity of $252.5 million under this facility. There were no significant changes to other terms of the Aggregation Facility during the three months ended March 31, 2015.

Prepayments are permitted under the Aggregation Facility and the principal and accrued interest on any outstanding loans mature on March 12, 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which we may incur borrowings and 3.50% after such period plus either of (2)(a) the London Interbank Offer Rate, or LIBOR, or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. As of March 31, 2015, the borrowings under the Aggregation Facility accrued interest at 3.5%.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. As of March 31, 2015, we were in compliance with such covenants.

Uses of Funds

Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Over the past two years, our operating expenses have increased from year to year due to the significant growth of our business. We expect our capital expenditures to continue to increase as we continue to grow our business.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Consolidated cash flow data:	(In thousands)
Net cash used in operating activities	$(44,060)	$(28,054)
Net cash used in investing activities	(115,027)	(71,744)
Net cash provided by financing activities	91,673	107,185
Net increase in cash and cash equivalents	$(67,414)	$7,387

Operating Activities

In the three months ended March 31, 2015, we had a net cash outflow from operations of $44.1 million. This outflow was primarily due to a $60.0 million net loss that was partially offset by noncash adjustments of $8.3 million for impairment and amortization of intangible assets and $4.2 million for depreciation and amortization.

Investing Activities

In the three months ended March 31, 2015, we used $115.0 million in investing activities primarily to purchase $108.2 million associated with the design, acquisition and installation of solar energy systems.

Financing Activities

In the three months ended March 31, 2015, we generated $91.7 million from financing activities, of which $81.2 million was due to proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds and $17.5 million was from proceeds from long-term debt.

Contractual Obligations

As of March 31, 2015, there were no material changes in our commitments under contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are evaluating what impact this update will have on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. This update simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented as a direct reduction from the carrying amount of that debt liability similar to debt discounts. Existing recognition and measurement guidance is not impacted. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. We have debt issuance costs and will apply the new presentation per the update upon its effectiveness beginning with the first quarter of 2016.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update makes some targeted changes to current consolidation guidance. These changes impact both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are variable interest entities. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. We currently consolidate several variable interest entities, and we do not anticipate that ASU 2015-02 will have a significant impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

As of March 31, 2015, we had cash and cash equivalents of $194.2 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

In September 2014, we entered into the Aggregation Facility, which was subsequently amended in February 2015, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of March 31, 2015, we incurred an aggregate of $122.5 million in term loan borrowings under this agreement, which currently accrues interest at a rate of approximately 3.5%. If the Aggregation Facility had been fully drawn at December 31, 2014 and remained outstanding for all of 2015, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $1.3 million.

In March 2015, and subsequently increased in May 2015, we entered into the Working Capital Facility pursuant to which we may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction and acquisition of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. As of March 31, 2015, no borrowings were outstanding under the Working Capital Facility. If the Working Capital Facility had been signed and fully drawn at December 31, 2014 and remained outstanding for all of 2015, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $0.5 million.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures were not effective as of March 31, 2015.

Material Weakness

In connection with the preparation, audits and interim reviews of our consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. This material weakness was evidenced by errors discovered during the preparation and review of our consolidated financial statements as of and for the six months ended June 30, 2014 which resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2013 and as of and for the three months ended March 31, 2014. These errors included, but were not limited to: (1) incorrectly accounting for income taxes, (2) incorrect inputs in the hypothetical liquidation at book value, or HLBV, method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and (3) the incorrect classification of paid-in-kind interest in our statement of cash flows.

Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically and in addition to the errors that resulted in the restatement discussed above, we and our independent registered public accounting firm identified a number of material errors and other audit adjustments in connection with the preparation, audits and interim reviews of our consolidated financial statements which resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2013 and as of and for the three months ended March 31, 2014. Additionally, the nature of our investment funds increases the complexity of our accounting for the allocation of net income (loss) between our stockholders and non-controlling interests under the HLBV method and the calculation of our tax provision. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the calculation under the HLBV method and the calculation of our tax provision could become increasingly complicated. This additional complexity could increase the chance that we experience additional errors in the future, particularly because we have a material weakness in internal controls. In addition, our need to devote our resources to addressing this complexity could delay or prolong our remediation efforts and thereby prolong the existence of the material weakness. As a result, we and our independent registered public accounting firm determined that we do not have adequate procedures and controls to ensure that accurate financial statements could be prepared on a timely basis.

We continue to take steps to remediate the underlying causes of the material weakness. As of March 31, 2015, we are in process of designing, implementing and improving our controls and processes. We continue to hire additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We are also in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We continue to engage third-party consultants to provide support over our accounting, tax and financial reporting process to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. We are working diligently on this remediation process; however, we cannot estimate how long it will take to remediate this material weakness. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness and may take more than a year to complete. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weakness will result in additional errors in or restatements of our financial statements.

We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, we will be required to engage an independent registered public accounting firm to opine on the effectiveness of our internal control over financial reporting beginning at the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is adverse if such firm is not satisfied with the level at which our controls are documented, designed, operated or reviewed. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, as a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2013, one of our former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of our subsidiaries, and unnamed John Doe defendant alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, we filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to terms of settlement to resolve this case, depending on class participation. Based on the Court's initial review of the settlement agreement, the parties are discussing modifications relative to class participation and other terms. Any final settlement agreement is subject to court approval, which we anticipate to occur sometime in late 2015. We have recorded a $0.4 million reserve related to this proceeding in our condensed consolidated financial statements.

In May 2014, Vivint made us aware that the U.S. Attorney’s office for the State of Utah is engaged in an investigation that Vivint believes relates to certain political contributions made by some of Vivint’s executive officers that are our directors and some of Vivint’s employees. We have no reason to believe that Vivint Solar, our executive officers or our employees are targets of such investigation.

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

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us, our directors, certain of our officers and the underwriters of our initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, we filed a motion to dismiss the complaint. We believe this lawsuit is without merit, and we intend to defend the case vigorously. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of April 30, 2015, we had raised 14 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $798 million which will enable us to install solar energy systems of total fair market value approximating $2.0 billion. As of April 30, 2015, we had remaining tax equity commitments to fund approximately 115 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $532 million. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects.

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

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption as evidenced by the fact that distributed solar has penetrated less than 1% of its total addressable market in the U.S. residential sector as of December 31, 2014.

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

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would make our current products less competitive with the price of electricity from the power grid. For example, the California Public Utilities Commission recently issued a proposed decision that would transition residential rates from a four-tiered structure to a two-tiered structure, with only a 20% differential between the two rates. This change could have the effect of lowering the incentive for residential customers of California’s large investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reduce demand for our products. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our offerings. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection process have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, California has adopted and is in the process of implementing Assembly Bill 327, which has lifted the capacity caps on net metering applicable to each utility in the state, but also allows fixed charges or minimum bills of up to $10 to be imposed on future net metering customers and allows the California Public Utilities Commission to alter the net metering rates. This may result in monthly charges being imposed on our customers in California and less favorable rates for the export of electricity by California customers. Additionally, certain utilities in Arizona have recently approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation as well as the state’s net metering program. In January 2015, Hawaiian Electric Company proposed material changes to the net metering program on the islands of Hawaii, Oahu and Maui. On March 31, 2015, Hawaii’s Public Utilities Commission declined to rule on this proposal, but set forth a schedule for investigating a transition from the existing distributed generation policies (including net metering) to new tariffs for distributed energy resources in Hawaii. These policy changes may be less favorable to our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

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

Forty-four states, Puerto Rico and the District of Columbia have adopted some form of net metering. Each of the states where we currently serve customers has adopted some form of a net metering policy. In recent years, net metering programs have been subject to regulatory scrutiny in some states, such as Arizona, California, Colorado, Hawaii and Utah. Generally, the programs have been upheld in their current form, though some were subject to minor modification and others, including Arizona, California and Hawaii, are undergoing additional regulatory review. In California, for example, the current net metering rules, as applied to the state’s three large investor-owned utilities (San Diego Gas and Electric Company, Southern California Edison Company and Pacific Gas and Electric Company), would generally be grandfathered for a period of 20 years, but only for systems installed prior to the earlier of July 1, 2017 or the date the applicable utility reaches its statutory net metering cap. This net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 607 megawatts for San Diego Gas and Electric Company; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. Once the net metering cap is reached for one of the three investor-owned utilities, customers of that utility seeking to net meter will be required to take service under the new net metering tariff. As reflected in their April 30, 2015 reports required by statute, these investor-owned utilities have approximately 34%, 51% and 39% of capacity remaining under their respective net metering caps. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities.

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

Technical and regulatory limits may curb our growth in certain key markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in parts of their service territories. In the first half of 2014, Hawaii was the second largest market in which we operated as measured by total installations. However, despite legislative and regulatory actions to allow further distributed electricity penetration, these limitations constrained growth of distributed residential solar energy in Hawaii in the second half of 2014 and beyond, and Hawaii has become a less important market to us as a result. While our growth in other markets has more than offset the impact of these limitations in Hawaii, if we experienced similar or other limitations on the deployment of solar energy systems, our business, operating results and growth prospects could be materially adversely affected. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the grid. While the prospect of such curtailment is somewhat speculative, the adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

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

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, Florida, Georgia, Kentucky, North Carolina and Utah and in Los Angeles, California, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement, in some cases, leading residential solar energy system providers to use leases in lieu of power purchase agreements. Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

Solar energy systems that began construction or satisfied a safe harbor by incurring eligible project costs prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the “American Recovery and Reinvestment Act of 2009,” or the U.S. Treasury grant. Separate from the IRS fair market value determination for purposes of ITCs, the U.S. Treasury Department has issued subpoenas related to its cash grant program and reviewed the fair market value determinations of a number of other significant participants in residential solar investment funds. Although we were not a target of this investigation, after discussions with the U.S. Treasury Department in early 2013, we accepted approximately $2.5 million less in cash grant payments than we had originally anticipated, a reduction of approximately 12%, which reduction affected a single investment fund. Although we were not obligated to make any payments to the investor in such fund, this resulted in a reduction of the fund investor’s overall investment by approximately $1.0 million. We had no other existing cash grant investment funds as of March 31, 2015, but if we were to enter into such funds in the future we may be required to engage in further discussions with, or otherwise be subject to investigation by, the U.S. Treasury Department in relation to applications for cash grants made by such funds.

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

Solar energy system owners are currently allowed to claim the ITC that is equal to 30% of the system’s eligible tax basis, which is generally the fair market value of the system. By statute, the ITC is scheduled to decrease to 10% on January 1, 2017. Moreover, potential fund investors must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments. We cannot assure you that this type of financing will continue to be available to us. Alternatively, new investment fund structures or other financing mechanisms may become available, and if we are unable to take advantage of these fund structures and financing mechanisms it may place us at a competitive disadvantage. If, for any reason, we are unable to finance solar energy systems through tax-advantaged structures or if we are unable to realize or monetize depreciation benefits, or if we are otherwise unable to structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In September 2014, we entered into an aggregation credit facility, which was subsequently amended in February 2015, pursuant to which we may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an aggregate of $175.0 million in additional borrowings. In addition, in March 2015, and subsequently increased in May 2015, we entered into a revolving credit facility pursuant to which we may borrow up to an aggregate of $150.0 million. These credit facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar restrictions. In addition, certain of our affiliates, including our sister company Vivint Inc., or Vivint, are and may in the future be restricted in engaging in transactions with us pursuant to the terms of the instruments governing indebtedness incurred by them. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of March 31, 2015, approximately 47% of our cumulative installations and approximately 51% of our total offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

In connection with the preparation, audits and interim reviews of our consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. This material weakness was evidenced by errors discovered during the preparation and review of our consolidated financial statements as of and for the six months ended June 30, 2014 which resulted in the restatement of our consolidated financial statements as of and for the year ended December 31, 2013 and as of and for the three months ended March 31, 2014. These errors included, but were not limited to: (1) incorrectly accounting for income taxes, (2) incorrect inputs in the hypothetical liquidation at book value, or HLBV, method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and (3) the incorrect classification of paid-in-kind interest in our statement of cash flows.

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

Specifically and in addition to the errors that resulted in the restatement discussed above, we and our independent registered public accounting firm identified a number of material errors and other audit adjustments and determined that we did not design and implement sufficient controls and processes and did not have a sufficient number of qualified accounting and finance personnel. Additionally, the nature of our investment funds increases the complexity of our accounting for the allocation of net income (loss) between our stockholders and non-controlling interests under the HLBV method and the calculation of our tax provision. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the calculation under the HLBV method and the calculation of our tax provision could become increasingly complicated. This additional complexity could increase the chance that we experience additional errors in the future, particularly because we have a material weakness in internal controls. In addition, our need to devote our resources to addressing this complexity could delay or prolong our remediation efforts and thereby prolong the existence of the material weakness. As a result, we and our independent registered public accounting firm determined that we do not have adequate procedures and controls and adequate personnel to ensure that accurate financial statements could be prepared on a timely basis.

We continue to take steps to remediate the underlying causes of the material weakness. As of March 31, 2015, we are in process of designing, implementing and improving our controls and processes. We continue to hire additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We are also in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We continue to engage third-party consultants to provide support over our accounting, tax and financial reporting process to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. We are working diligently on this remediation process; however, we cannot estimate how long it will take to remediate this material weakness. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness and may take more than a year to complete. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weakness will result in additional errors in or restatements of our financial statements. If in future periods we determine that this material weakness has not been remediated or we identify other material weaknesses in internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective, which could result in the loss of investor confidence. In addition, to date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. When we cease to be an emerging growth company we will be required to have our independent registered accounting firm perform such an evaluation, and additional material weaknesses or other control deficiencies may be identified.

If we are unable to successfully remediate our current material weakness or avoid or remediate any future material weakness, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We have incurred operating losses and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses since our inception. We incurred net losses of $165.9 million and $60.0 million for the year ended December 31, 2014 and the three months ended March 31, 2015. We expect to continue to incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further lowering our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems; and
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The vast majority of our business is conducted primarily using one channel, direct-selling.

Historically, our primary sales channel has been a direct sales model. Recently, we have opened a new retail sales channel as a new means of reaching customers. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Additionally, we are vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations and growth prospects will be adversely affected.

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

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the relevant markets. Competition for qualified personnel in our industry has increased substantially and we expect it to continue to do so, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. Our current compensation plans for installers and electricians contain incentives related to their installation volume. Companies with whom we compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. We periodically assess the compensation plans and policies for our service providers, including our installers and electricians, and, if deemed necessary, may decide to revise those plans and policies. Our installers and electricians may not react well to any such revisions, which in turn could adversely affect retention, motivation and productivity.

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

Expansion into new markets could be costly and time-consuming. Historically, we have only provided our offerings to residential customers, which could put us at a disadvantage relative to companies who also compete in other markets.

We have historically only provided our offerings to residential customers. We compete with companies who sell solar energy systems in the commercial, industrial and government markets, in addition to the residential market. While we are preparing to enter the commercial and industrial market, and while we believe that in the future we may have opportunities to expand our operations into other markets, there are no assurances that our design and installation systems will work for non-residential customers or that we will be able to compete successfully with companies with historical presences in such markets we may not realize the anticipated benefits of entering such markets, and entering new markets has numerous risks, including the following:

•	incurring significant costs if we are required to adapt our current or develop new design and installation processes for use in non-residential applications;
•	diversion of our management and employees from our core residential business;
•	difficulty adapting our current or developing new marketing strategies and sales channels to non-residential customers;
•	inability to obtain key customers, brand recognition and market share and compete successfully with companies with historical presences in such markets; and
•	inability to achieve the financial and strategic goals for such market.

If we are unable to successfully enter and compete in the commercial and industrial market, our operating results and growth prospects could be materially adversely affected. Additionally, there is intense competition in the residential solar energy market in the markets in which we operate. As new entrants continue to enter into these markets, we may be unable to gain or maintain market share and we may be unable to compete with companies that earn revenue in both the residential market and non-residential markets.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2014, Trina Solar Limited and Yingli Green Energy Americas, Inc. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. accounted for substantially all of our inverter purchases. In the three months ended March 31, 2015, Trina Solar Limited and Yingli Green Energy Americas, Inc. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

Historically, we purchased the components for our solar energy systems on an as-needed basis and did not operate under long-term supply agreements. Recently, we have entered into multi-year agreements with certain of our major suppliers. These purchase orders are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase almost all of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. In addition, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan. These tariffs, and any tariffs or duties, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand. Further, certain of these multi-year agreements require us to make minimum volume purchases on a quarterly basis. As of March 31, 2015, the Company has met these minimum purchase requirements. However, if we fail to meet such minimum purchases in the future, we may be required to make additional payments or breach our contracts, which could adversely affect our results of operations and damage our relationships with these suppliers.

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

We intend to amortize the costs of our solar energy systems over a 30-year estimated useful life, which exceeds the period of the component warranties and the corresponding payment streams from our contracts with our customers. If we incur repair and maintenance costs on these systems after the warranties have expired, and if they then fail or malfunction, we will be liable for the expense of repairing these systems without a chance of recovery from our suppliers. We are also contractually obligated to remove, store and reinstall the solar energy systems for a nominal fee if customers need to replace or repair their roofs. The nominal fee is market standard; however, it may not cover our costs to remove, store and reinstall the solar energy systems. In addition, we typically bear the cost of removing the solar energy systems at the end of the term of the customer contract if the customer does not renew his or her contract at the end of its term. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate all or some of the remaining unamortized costs. This could materially impair our future operating results and estimated retained value.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of approximately 510 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because our current compensation structure contains volume related components, our installation employees may be incentivized to work more quickly than installers that are compensated differently. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

Our failure to accurately predict future liabilities related to material quality or performance expenses could result in unexpected volatility in our financial condition. Because of the limited operating history of our solar energy systems, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of our solar energy systems. We have made these assumptions based on the historic performance of similar systems or on accelerated life cycle testing. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their performance guarantees. Equipment defects, serial defects or operational deficiencies also would reduce our revenue from customer contracts because the customer payments under such agreements are dependent on system production or would require us to make refunds under performance guarantees. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

We are responsible for providing maintenance, repair and billing on solar energy systems that are owned or leased by our investment funds on a fixed fee basis, and our financial performance could be adversely affected if our cost of providing such services is higher than we project.

We typically provide a five-year workmanship warranty to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system, and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the lease or power purchase agreement with the covered customers. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, a majority of which are located in California, are damaged in the event of a natural disaster beyond our control, such as an earthquake, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

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

We have experienced significant growth in recent periods with the cumulative capacity of our solar energy systems growing from 72.8 megawatts as of December 31, 2013 to 274.4 megawatts as of March 31, 2015, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

In addition, our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner.

If we cannot manage our growth, we may be unable to meet our or industry analysts’ expectations regarding growth, opportunity and financial targets, take advantage of market opportunities, execute our business strategies or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future which will increase our costs and expenses. Moreover, in the preparation of our financial statements, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting in connection with the preparation, audits and interim reviews of our consolidated financial statements, and if we fail to remediate this material weakness or, in the future, we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Our solar energy customers purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of March 31, 2015, the average FICO score of our customers was approximately 755. However, as we grow our business, we expect that the risk of customer defaults will increase. As a result, our reserve for this exposure is estimated to be $0.7 million as of March 31, 2015, and our future exposure may exceed the amount of such reserves.

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

Our business substantially focuses on contracts and transactions with residential customers. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. For example, Arizona recently enacted a new statute that will require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. This new law, which will take effect on December 31, 2015, will require us to amend the standard legal-form lease we provide customers in Arizona to, among other things, include an acknowledgement by the customer of any restrictions on the ability to transfer ownership of the solar energy system or underlying property and provide contact information for any party that has the right to review or approve such as transfer. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, members of the U.S. House of

Representatives have recently sent letters to the Consumer Financial Protection Board, or CFPB, and the Federal Trade Commission, or FTC, requesting that these agencies investigate the sales practices of companies providing solar energy system leases to residential consumers. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if the CFPB or FTC were to initiate an investigation against us or enact regulations relating to the marketing of solar leases to residential consumers, responding to such investigation or complying with such regulations could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations. Additionally, we cannot ensure that our sales force will comply with our standard practices and policies, and any such non-compliance which violates applicable laws or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations.

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

In addition, in November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us, our directors, certain of our officers and the underwriters of our initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, we filed a motion to dismiss the complaint. We believe this lawsuit is without merit, and we intend to defend the case vigorously.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to April 30, 2015, the closing price of our common stock has ranged from a high of $16.01 to a low of $7.94. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As of March 31, 2015, we had 105.3 million outstanding shares of common stock. We, 313 Acquisition LLC and all of our directors and officers, as well as the other holders of substantially all shares of our common stock outstanding immediately prior to the completion of our initial public offering, agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock until 180 days following the date of such offering, except with the prior written consent of the representatives of the underwriters. As of March 29, 2015, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144. Participants in the reserved share program, which provided for the sale of up to 5% of the shares offered in our initial public offering, have agreed to similar restrictions for 180 days following the date of such offering, which restrictions may be waived with the prior written consent of the representatives of the underwriters.

In addition, 0.6 million shares of our common stock reserved for future issuance under our Long-Term Incentive Plan were issued, vested and became immediately tradable without restriction on April 15, 2015. Approximately 2.7 million additional shares of our common stock reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction at the later of (1) the date that The Blackstone Group L.P., our sponsor, and its affiliates achieve a specified return on their invested capital and (2) the date that is six months after the closing of our initial public offering. On the date that is 18 months after the closing of our initial public offering, approximately 0.7 million shares reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction. For more information regarding the shares reserved under our Long Term Incentive Plan see the section of the Prospectus captioned “Shares Eligible for Future Sale.”

Further, options to purchase 10.0 million shares of common stock remained outstanding as of March 31, 2015, one-third of which are subject to ratable time-based vesting over a five year period and will become immediately tradable once vested. The remaining two-thirds are subject to vesting upon certain performance conditions and the achievement of certain investment return thresholds by 313 Acquisition LLC and will vest and become immediately tradable as follows: (1) one-half of the shares vest (a) if 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $250 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012) or (b) if 240 days after the completion of our initial public offering, our aggregate equity market capitalization exceeds $1 billion and (2) one-half of the shares vest when 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $500 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012). In addition, options to purchase 0.1 million shares of common stock remained outstanding of March 31, 2015, all of which were subject to time-based vesting over a four year period with 25% vesting after 1 year and 6.25% vesting quarterly thereafter. As of March 31, 2015, 0.2 million restricted stock units remained outstanding, which vest over four years with 25% vesting after 1 year and 6.25% vesting quarterly thereafter.

Following March 29, 2015, the date that is 180 days after the completion of our initial public offering, stockholders owning an aggregate of 84.7 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. On October 1, 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements. Upon effectiveness of this registration statement, subject to the satisfaction of applicable exercise periods and, in certain cases, lock-up agreements with the representatives of the underwriters referred to above, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Our sponsor and its affiliates control us and their interests may conflict with ours or yours in the future.

As of March 31, 2015, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 78% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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
•

requiring our sponsor to consent to certain actions, as described under the section of our 2014 Proxy Statement captioned “Related Party Transactions—Agreements with Our Sponsor,” for so long as our sponsor, Summit Partners, Todd Pedersen and Alex Dunn or their respective affiliates collectively own, in the aggregate, at least 30% of our outstanding shares of common stock;

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

Item 6. Exhibits

10.1#

Credit Agreement among Vivint Solar, Inc., as Borrower, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, and Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Barclays Bank plc, Citibank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, dated March 3, 2015

10.2#	Third Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC between Vivint Solar Mia Manager, LLC and Blackstone Holdings I, L.P., dated April 15, 2015
10.3	First Amendment to Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC, dated April 15, 2015
10.4	Third Amendment to Development, EPC and Purchase Agreement, between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Mia Project Company, LLC, dated April 15, 2015
10.5	Second Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Mia Company, LLC between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation, dated April 15, 2015
10.6	First Amendment to Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC, dated April 15, 2015
10.7	Third Amendment to Development, EPC and Purchase Agreement, between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Aaliyah Project Company, LLC, dated April 15, 2015
10.8	First Amendment to Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC between Vivint Solar Mia Manager, LLC and Blackstone Holdings I, L.P., dated April 15, 2015
10.9	First Amendment to Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC, dated April 15, 2015
10.10	First Amendment to Development, EPC and Purchase Agreement, between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC, dated April 15, 2015
31.1*	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

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

#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIVINT SOLAR, INC.

Date: May 14, 2015	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2015	/s/ DANA C. RUSSELL
Dana C. Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)