Form 10-Q
period 2015-06-30
Vivint Solar, Inc.
filed 2015-08-11
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, 106,477,391 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,224	$261,649
Accounts receivable, net	5,423	1,837
Inventories	342	774
Prepaid expenses and other current assets	20,209	16,806
Total current assets	178,198	281,066
Restricted cash and cash equivalents	12,648	6,516
Solar energy systems, net	848,604	588,167
Property and equipment, net	24,403	13,024
Intangible assets, net	6,827	18,487
Goodwill	36,601	36,601
Prepaid tax asset, net	199,103	111,910
Other non-current assets, net	9,534	8,553
TOTAL ASSETS(1)	$1,315,918	$1,064,324
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$79,452	$51,354
Accounts payable—related party	1,978	2,132
Distributions payable to non-controlling interests and redeemable non-controlling interests	5,805	6,780
Accrued compensation	26,087	16,794
Current portion of deferred revenue	399	314
Current portion of capital lease obligation	4,473	3,502
Accrued and other current liabilities	25,710	14,016
Total current liabilities	143,904	94,892
Capital lease obligation, net of current portion	7,851	6,176
Long-term debt	208,500	105,000
Deferred tax liability, net	168,114	112,227
Deferred revenue, net of current portion	7,132	4,466
Build-to-suit lease liability	6,600	—
Total liabilities(1)	542,101	322,761
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	153,901	128,427
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 106,477 shares issued and outstanding as of June 30, 2015; 1,000,000 authorized, 105,303 shares issued and outstanding as of December 31, 2014	1,065	1,053
Additional paid-in capital	525,638	502,785
Accumulated deficit	(47)	(25,849)
Total stockholders' equity	526,656	477,989
Non-controlling interests	93,260	135,147
Total equity	619,916	613,136
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$1,315,918	$1,064,324

(1)

The Company’s assets as of June 30, 2015 and December 31, 2014 include $750.6 million and $540.1 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $732.5 million and $525.9 million as of June 30, 2015 and December 31, 2014; cash and cash equivalents of $12.8 million and $12.6 million as of June 30, 2015 and December 31, 2014; and accounts receivable, net, of $5.3 million and $1.5 million as of June 30, 2015 and December 31, 2014. The Company’s liabilities as of June 30, 2015 and December 31, 2014 included $13.3 million and $11.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $5.8 million and $6.8 million as of June 30, 2015 and December 31, 2014; deferred revenue of $7.5 million and $4.6 million as of June 30, 2015 and December 31, 2014; and accrued and other current liabilities of $0.1 million and $0 as of June 30, 2015 and December 31, 2014. For further information see Note 10—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Operating leases and incentives	$15,301	$5,804	$23,881	$8,667
Solar energy system and product sales	834	754	1,799	1,398
Total revenue	16,135	6,558	25,680	10,065
Operating expenses:
Cost of revenue—operating leases and incentives	33,295	16,459	57,175	27,646
Cost of revenue—solar energy system and product sales	476	485	914	883
Sales and marketing	18,697	5,790	25,130	11,009
Research and development	920	500	1,502	972
General and administrative	31,364	13,752	49,994	26,106
Amortization of intangible assets	3,721	3,691	7,484	7,428
Impairment of intangible assets	—	—	4,506	—
Total operating expenses	88,473	40,677	146,705	74,044
Loss from operations	(72,338)	(34,119)	(121,025)	(63,979)
Interest expense	2,730	2,673	4,857	4,074
Other expense	60	277	373	1,165
Loss before income taxes	(75,128)	(37,069)	(126,255)	(69,218)
Income tax expense	14,577	2,542	23,425	6,936
Net loss	(89,705)	(39,611)	(149,680)	(76,154)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(103,358)	(45,104)	(175,482)	(88,688)
Net income available to common stockholders	$13,653	$5,493	$25,802	$12,534
Net income available per share to common stockholders:
Basic	$0.13	$0.07	$0.24	$0.17
Diluted	$0.12	$0.07	$0.24	$0.16
Weighted-average shares used in computing net income available per share to common stockholders:
Basic	105,988	75,000	105,647	75,000
Diluted	109,794	76,267	109,424	76,194

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,680)	$(76,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,753	3,009
Amortization of intangible assets	7,484	7,501
Impairment of intangible assets	4,506	—
Stock-based compensation	20,610	816
Amortization of deferred financing costs	1,672	667
Noncash contributions for services	—	119
Noncash interest expense	—	2,877
Deferred income taxes	54,203	35,865
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,586)	(1,701)
Inventories	432	16
Prepaid expenses and other current assets	252	(8,928)
Prepaid tax asset, net	(87,193)	(23,800)
Other non-current assets, net	(228)	(6,271)
Accounts payable	1,051	5,091
Accounts payable—related party	(154)	(761)
Accrued compensation	3,611	(3,351)
Deferred revenue	2,751	680
Accrued and other current liabilities	10,927	6,108
Net cash used in operating activities	(123,589)	(58,217)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(234,050)	(150,449)
Payment in connection with business acquisition, net of cash acquired	—	(12,040)
Payments for property and equipment	(3,402)	(148)
Change in restricted cash and cash equivalents	(6,132)	(1,600)
Purchase of intangible assets	(329)	—
Proceeds from U.S. Treasury grants	—	190
Net cash used in investing activities	(243,913)	(164,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	168,783	157,446
Distributions paid to non-controlling interests and redeemable non-controlling interests	(10,689)	(1,932)
Proceeds from long-term debt	103,500	—
Proceeds from short-term debt	—	75,500
Payments for debt issuance costs	(3,078)	—
Proceeds from revolving lines of credit—related party	—	114,000
Payments on revolving lines of credit—related party	—	(101,000)
Principal payments on capital lease obligations	(2,070)	(1,115)
Proceeds from issuance of common stock	588	—
Payments for deferred offering costs	(589)	(1,443)
Excess tax effects from stock-based compensation	1,632	—
Net cash provided by financing activities	258,077	241,456
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109,425)	19,192
CASH AND CASH EQUIVALENTS—Beginning of period	261,649	6,038
CASH AND CASH EQUIVALENTS—End of period	$152,224	$25,230
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in accounts payable, accrued compensation and other accrued liabilities	$40,437	$29,109
Property acquired under build-to-suit agreements	$6,619	$18,641
Vehicles acquired under capital leases	$4,728	$5,014
Receivable for tax credit recorded as a reduction to solar energy system costs	$1,318	$643
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(975)	$2,365

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. was incorporated as a Delaware corporation on August 12, 2011. Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company commenced operations in May 2011. The Company offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements and solar energy system leases. The Company enters into these long-term customer contracts and legal-form leases through a sales organization that primarily uses a direct-to-home sales model. The long-term customer contracts are typically for 20 years and require the customer to make monthly payments to the Company. In May 2015, the Company began offering solar energy systems to commercial and industrial (“C&I”) customers through long-term customer contracts.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2015. The unaudited condensed consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other interim period or other future year.

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

Other Changes

During the six months ended June 30, 2015, the Company reassessed its reportable segments as discussed in Note 17—Segment Information. There have been no other changes to the Company’s significant accounting policies as described in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This update will replace most existing revenue recognition guidance in GAAP when it becomes effective. On July 9, 2015, the FASB voted to defer the effective date of this standard for one year, and the standard is now effective for the Company on January 1, 2018. The deferral allows for early adoption of the standard, which for the Company would be on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Money market funds	607	—	—	607
Total financial assets	$607	$1,900	$—	$2,507

The carrying amounts of certain financial instruments of the Company, consisting of cash and cash equivalents excluding time deposits; accounts receivable; accounts payable; accounts payable—related party and distributions payable to redeemable non-controlling interests (all Level I) approximate fair value due to their relatively short maturities. Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s long-term debt is carried at cost and was $208.5 million and $105.0 million as of June 30, 2015 and December 31, 2014. The Company estimated the fair values of long-term debt to approximate its carrying values as interest accrues at a floating rate based on market rates. The Company did not realize gains or losses related to financial assets for any of the periods presented.

4.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
System equipment costs	$678,741	$478,502
Initial direct costs related to solar energy systems	120,973	75,349
	799,714	553,851
Less: Accumulated depreciation and amortization	(18,915)	(10,186)
	780,799	543,665
Solar energy system inventory	67,805	44,502
Solar energy systems, net	$848,604	$588,167

The Company recorded depreciation and amortization expense related to solar energy systems of $4.9 million and $1.7 million for the three months ended June 30, 2015 and 2014. Depreciation and amortization expense related to solar energy systems of $8.7 million and $3.0 million was recorded for the six months ended June 30, 2015 and 2014.

5.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2015	2014
Vehicles acquired under capital leases	3 years	$17,991	$13,351
Furniture and computer and other equipment	3 years	4,557	2,183
Leasehold improvements	1-3 years	3,114	2,088
		25,662	17,622
Less: Accumulated depreciation and amortization		(7,878)	(4,598)
		17,784	13,024
Build-to-suit assets		6,619	—
Property and equipment, net		$24,403	$13,024

The Company recorded depreciation and amortization expense related to property and equipment of $1.9 million and $0.7 million for the three months ended June 30, 2015 and 2014. Depreciation and amortization expense related to property and equipment of $3.4 million and $1.2 million was recorded for the six months ended June 30, 2015 and 2014.

The Company leases fleet vehicles that are accounted for as capital leases. Depreciation on vehicles under capital leases totaling $1.2 million and $0.7 million was capitalized in solar energy systems, net for the three months ended June 30, 2015 and 2014. Depreciation on vehicles under capital leases totaling $2.4 million and $1.2 million was capitalized in solar energy systems, net for the six months ended June 30, 2015 and 2014. For the three and six months ended June 30, 2015 and 2014, a de minimis amount of depreciation was also expensed.

Because of its involvement in certain aspects of the construction of a new headquarters building in Lehi, UT, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $6.6 million as of June 30, 2015. See Note 15—Commitments and Contingencies.

6.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Cost:
Customer contracts	$43,783	$43,783
Customer relationships	164	738
Trademarks/trade names	201	1,664
Developed technology	522	1,295
In-process research and development	—	2,097
Internal-use software	692	370
Total carrying value	45,362	49,947
Accumulated amortization:
Customer contracts	(38,310)	(31,013)
Customer relationships	(47)	(135)
Trademarks/trade names	(28)	(152)
Developed technology	(93)	(160)
Internal-use software	(57)	—
Total accumulated amortization	(38,535)	(31,460)
Total intangible assets, net	$6,827	$18,487

The Company recorded amortization expense of $3.7 million for the three months ended June 30, 2015, which was included in amortization of intangible assets in the condensed consolidated statements of operations. Amortization expense was $3.8 million for the three months ended June 30, 2014, of which $0.1 million was recorded in cost of revenue-solar energy system and product sales. The Company recorded amortization expense of $7.5 million for the six months ended June 30, 2015. Amortization expense was $7.5 million for the six months ended June 30, 2014, of which $0.1 million was recorded in cost of revenue-solar energy system and product sales.

In February 2015, the Company decided to discontinue the external sales of the SunEye and PV Designer products, the rights to which the Company acquired when it acquired Solmetric Corporation, or Solmetric, in January 2014. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. In-process research and development, which was intended to generate Solmetric product sales in the residential market, was discontinued and deemed fully impaired resulting in a charge of $2.1 million. The Solmetric, SunEye and PV Designer trade names will no longer be utilized and were deemed fully impaired resulting in a charge of $1.3 million. The SunEye and PV Designer developed technology assets were deemed fully impaired resulting in a charge of $0.7 million. Customer relationships were deemed partially impaired by $0.4 million due to the loss of external customers who purchased the discontinued products. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the six months ended June 30, 2015.

7.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll	$16,159	$10,219
Accrued commissions	9,928	6,575
Total accrued compensation	$26,087	$16,794

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Income tax payable	$7,093	$4,097
Sales and use tax payable	6,412	5,052
Accrued professional fees	6,022	1,289
Deferred rent	1,232	1,090
Accrued unused commitment fees and interest	623	478
Fleet expenses	479	470
Other accrued expenses	3,849	1,540
Total accrued and other current liabilities	$25,710	$14,016

9.	Debt Obligations

Debt obligations consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Aggregation credit facility	$158,500	$105,000
Working capital credit facility	50,000	—
Total debt	$208,500	$105,000

Working Capital Credit Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $131.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. As of June 30, 2015, the Company had incurred an aggregate of $50.0 million in borrowings under the Working Capital Facility. The remaining borrowing capacity was $100.0 million as of June 30, 2015.

The Company has pledged the interests in the assets of the Company and its subsidiaries, excluding Vivint Solar Financing I, LLC, as security for its obligations under the Working Capital Facility. Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that the Company may elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of June 30, 2015, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $0.4 million for the three and six months ended June 30, 2015. No interest expense was recorded for the three and six months ended June 30, 2014. As of June 30, 2015, the current portion of deferred debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred debt issuance costs of $2.0 million was recorded in other non-current assets, net in the condensed consolidated balance sheet.

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

As of June 30, 2015, the Company had incurred an aggregate of $158.5 million in term loan borrowings under the Aggregation Facility. The remaining borrowing capacity was $216.5 million as of June 30, 2015. However, the Company does not have immediate access to the remaining $216.5 million balance as future borrowings are dependent on when it has solar energy system revenue to collateralize the borrowings.

The borrower under the Aggregation Facility is Vivint Solar Financing I, LLC, one of the Company’s indirect wholly owned subsidiaries, that in turn holds the Company’s interests in the majority of the managing members of the Company’s existing investment funds. These managing members guarantee the borrower’s obligations under the Aggregation Facility. In addition, Vivint Solar Holdings, Inc. has pledged its interests in the borrower, and the borrower has pledged its interests in the guarantors as security for the borrower’s obligations under the Aggregation Facility. The related solar energy systems are not subject to any security interest of the lenders, and there is no recourse to the Company in the case of a default.

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

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of June 30, 2015, the Company was in compliance with such covenants.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense for this facility was approximately $2.3 million and $4.4 million in the three and six months ended June 30, 2015. No interest expense was recorded for this facility in the three and six months ended June 30, 2014. As of June 30, 2015, the current portion of deferred debt issuance costs of $3.0 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred debt issuance costs of $5.2 million was recorded in other non-current assets, net in the condensed consolidated balance sheet. In addition, an interest reserve of $2.6 million was held in an account with the administrative agent and was included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Bank of America, N.A. Term Loan Credit Facility

In May 2014, the Company entered into a term loan credit facility for an aggregate principal amount of $75.5 million with certain financial institutions for which Bank of America, N.A. acted as administrative agent. In September 2014 and in connection with the closing of the Aggregation Facility, the Company repaid the then outstanding $75.5 million in aggregate borrowings and terminated the agreement. There was no interest expense incurred for the three and six months ended June 30, 2015 under this agreement. Interest expense was $0.5 million for the three and six months ended June 30, 2014 under this agreement.

Revolving Lines of Credit—Related Party

On October 9, 2014, the Company repaid $58.8 million in aggregate borrowings and interest owed to Vivint under two loan agreements, which were terminated upon repayment. There was no interest expense incurred for the three and six months ended June 30, 2015 under these agreements. Interest expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2014 under these agreements.

10.	Investment Funds

As of June 30, 2015, the Company had formed 17 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,830	$12,641
Accounts receivable, net	5,261	1,542
Total current assets	18,091	14,183
Solar energy systems, net	732,484	525,903
Total assets	$750,575	$540,086
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$5,805	$6,780
Current portion of deferred revenue	390	237
Accrued and other current liabilities	69	—
Total current liabilities	6,264	7,017
Deferred revenue, net of current portion	7,064	4,335
Total liabilities	$13,328	$11,352

Residential Investment Funds

As of June 30, 2015, the Company had formed 16 residential investment funds. Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of June 30, 2015 and December 31, 2014, the cumulative total of contributions into the VIEs by all investors was $649.0 million and $480.2 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods.

All residential investment funds except for two were operational as of June 30, 2015. The Company did not have any assets, liabilities or activity associated with those two funds. Total available committed capital under those two funds was $275.0 million as of June 30, 2015.

C&I Investment Fund

In May 2015, a wholly owned subsidiary of the Company entered into a C&I solar investment fund arrangement with a fund investor. The fund was not operational as of June 30, 2015, and as such, the Company did not have any assets or liabilities associated with the fund. The total available committed capital under the fund is $150.0 million, which is expected to be contributed through 2016.

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

As of December 31, 2014, the Company accrued an estimated $4.0 million distribution to reimburse a fund investor a portion of its capital contribution in order to true-up the investor’s expected rate of return primarily due to a delay in solar energy systems being interconnected to the utility grid and other factors. During the three months ended June 30, 2015, the Company accrued an additional $1.0 million and paid the contractually agreed upon distribution of $5.0 million to the fund investor.

As a result of the guaranty arrangements in certain funds, the Company is required to hold minimum cash balances of $10.0 million and $5.0 million as of June 30, 2015 and December 31, 2014, which are classified as restricted cash and cash equivalents on the condensed consolidated balance sheets.

11.Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30,	December 31,
	2015	2014
Stock options issued and outstanding	9,344	10,053
Restricted stock units issued and outstanding	752	22
Shares available for grant under equity incentive plans	12,476	8,783
Long-term incentive plan	3,382	4,059
Total	25,954	22,917

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2014	$128,427
Contributions from redeemable non-controlling interests	35,763
Distributions to redeemable non-controlling interests	(2,422)
Net loss	(7,867)
Balance as of June 30, 2015	$153,901

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2014	$477,989	$135,147	$613,136
Stock-based compensation expense	20,610	—	20,610
Excess tax effects from stock-based compensation	1,632	—	1,632
Issuance of common stock	623	—	623
Contributions from non-controlling interests	—	133,020	133,020
Distributions to non-controlling interests	—	(7,292)	(7,292)
Net income (loss)	25,802	(167,615)	(141,813)
Balance as of June 30, 2015	$526,656	$93,260	$619,916

Seven of the investment funds include a right for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund after a stated period of time (each, a “Put Option”). In one of the investment funds, the Company’s wholly owned subsidiary has the right to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (a “Call Option”) after the expiration of the non-controlling interest holder’s Put Option. In the six other investment funds that have Put Options, the Company’s wholly owned subsidiary has a Call Option for a stated period prior to the effectiveness of the Put Option. In nine other investment funds there is a Call Option which is exercisable after a stated period of time. One investment fund has neither a Put Option nor a Call Option.

The purchase price for the fund investor’s interest in the seven investment funds under the Put Options is the greater of fair market value at the time the option is exercised and a specified amount, ranging from $0.7 million to $4.1 million. The Put Options for these seven investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Put Options are expected to become exercisable prior to 2019.

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying values of redeemable non-controlling interests at June 30, 2015 and December 31, 2014 was greater than the redemption values.

The purchase price for the fund investors’ interests under the Call Options varies by fund, but is generally the greater of a specified amount, which ranges from approximately $0.7 million to $7.0 million, the fair market value of such interest at the time the option is exercised, or an amount that causes the fund investor to achieve a specified return on investment. The Call Options are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Call Options are expected to become exercisable prior to 2019.

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

During the three months ended June 30, 2015, the first performance condition was met and 3.3 million performance-based options immediately vested and became exercisable. The Company accelerated all remaining expense for the vested performance-based options, resulting in additional stock-based compensation expense of approximately $7.4 million.

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4.1 million shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). The purpose of the LTIP is to attract and retain key service providers and strengthen their commitment to the Company by providing incentive compensation measured by reference to the value of the shares of the Company’s common stock. Eligible participants include nonemployee direct sales personnel who sell the solar energy system contracts, employees that install and maintain the solar energy systems and employees that recruit new employees to the Company. During the three months ended June 30, 2015, 0.6 million shares of common stock were awarded to participants under the LTIP. The Company recognized $8.3 million of expense related to these shares in the three months ended June 30, 2015. No shares were awarded and no expense was recognized under the LTIP prior to the three months ended June 30, 2015.

Stock Options

Stock Option Activity

Stock options are granted under the 2014 Plan and Omnibus Plan as described above. Stock option activity for the six months ended June 30, 2015 was as follows (in thousands, except term and per share amounts):

			Weighted
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2014	10,053	$1.21		$80,790
Granted	114	12.56
Exercised	(535)	1.10
Cancelled	(288)	1.00
Outstanding—June 30, 2015	9,344	$1.36	8.3	$101,135
Options vested and exercisable—June 30, 2015	3,669	$1.22	8.3	$40,191
Options vested and expected to vest—June 30, 2015	8,884	$1.36	8.3	$96,220

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $9.39 and $2.44 per share. The weighted-average grant date fair value of time-based stock options exercised during the six months ended June 30, 2015 was $2.34 per share. The weighted-average grant date fair value of performance-based options exercised during the six months ended June 30, 2015 was $6.78 per share. There were no options exercised for the six months ended June 30, 2014. Intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

As of June 30, 2015, there was approximately $6.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested time-based and performance condition stock options. As of June 30, 2015, the time-based awards are expected to be recognized over the weighted-average period of 3.5 years. As of June 30, 2015, the performance-based awards are expected to be recognized over a weighted-average period of 1.7 years.

The total fair value of stock options vested for the six months ended June 30, 2015 and 2014 was $13.8 million and a de minimis amount.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition. The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2015	2014
Expected term (in years)	6.2	6.2
Volatility	89.0%	87.1%
Risk-free interest rate	1.8%	1.9%
Dividend yield	0.0%	0.0%

Restricted Stock Units

Restricted Stock Units, or RSUs, are granted under the 2014 Plan and the LTIP as described above. RSU activity for the six months ended June 30, 2015 was as follows (awards in thousands):

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2014	22	$16.00
Granted	1,386	13.33
Vested	(648)	13.42
Forfeited	(8)	12.00
Outstanding at June 30, 2015	752	13.35

The total grant date fair value of RSUs vested was $8.7 million for the six months ended June 30, 2015. No RSUs vested in the six months ended June 30, 2014. The Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date. As of June 30, 2015, there was approximately $8.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over the weighted-average period of 3.4 years.

Stock-based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue—operating leases and incentives	$2,295	$37	$2,573	$55
Sales and marketing	9,070	96	9,303	190
General and administrative	6,432	246	8,610	571
Research and development	106	—	124	—
Total stock-based compensation	$17,903	$379	$20,610	$816

13.	Income Taxes

The income tax expense for the three months ended June 30, 2015 and 2014 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (19.4)% and (6.9)%. For the six months ended June 30, 2015 and 2014, the Company’s consolidated effective income tax rate was (18.6)% and (10.0)%. The variations between the consolidated effective income tax rates and the U.S. federal statutory rate for the three and six months ended June 30, 2015 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests and to reduced ITC allocations to the Company. The variations between the consolidated effective income tax rates and the U.S. federal statutory rate for the three and six months ended June 30, 2014 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests.

The Company recognizes sales of solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax asset. As of June 30, 2015 and December 31, 2014, the Company recorded a long-term prepaid tax asset of $199.1 million and $111.9 million, net of amortization.

Uncertain Tax Positions

As of June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits. There was no interest and penalties accrued for any uncertain tax positions as of June 30, 2015 and December 31, 2014. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

14.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue—operating leases and incentives	$1,439	$1,110	$2,929	$2,405
Sales and marketing	883	808	1,261	997
General and administrative	4,589	733	4,802	3,239
Interest expense(1)	—	1,478	—	2,878
(1)	Includes revolving lines of credit—related party. See Note 9—Debt Obligations.

Vivint Services

In 2014, the Company negotiated and entered into a number of agreements with its sister company, Vivint Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint provides the Company with information technology and infrastructure, employee benefits and certain other services. Prior to the new agreements, under full service sublease and trademark agreements, Vivint provided to the Company various administrative services, such as management, human resources, information technology, facilities and use of corporate office space, and rights to use certain trademarks. The Company incurred fees under these agreements of $2.3 million and $2.5 million for the three months ended June 30, 2015 and 2014, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $4.1 million for the six months ended June 30, 2015 and 2014.

Payables to Vivint recorded in accounts payable—related party were $2.0 million and $2.1 million as of June 30, 2015 and December 31, 2014. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables including freight, healthcare cost reimbursements and ancillary purchases.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $1.2 million as of June 30, 2015 and December 31, 2014. The Company provided a reserve of $1.0 million and $0.9 million as of June 30, 2015 and December 31, 2014 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

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

The Company incurred fees under these agreements of $4.4 million and zero for the three months ended June 30, 2015 and 2014. The Company incurred fees of $4.4 million and $2.2 million for the six months ended June 30, 2015 and 2014. This amount was recorded in general and administrative expense in the Company’s condensed consolidated statements of operations.

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

Non-Cancellable Operating Leases

The Company has entered into lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $2.4 million and $1.0 million for the three months ended June 30, 2015 and 2014. The aggregate expense incurred under these operating leases was $4.7 million and $1.4 million for the six months ended June 30, 2015 and 2014.

Build-to-Suit Lease Arrangements

In September 2014, the Company entered into a non-cancellable lease whereby the Company will terminate the current lease for its corporate headquarters in Lehi, UT and move into another building being constructed in the same general location. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $6.6 million as of June 30, 2015, included in property and equipment, net, and a corresponding build-to-suit lease liability related to the new lease.

Long-term Purchase Agreements

In 2015, the Company entered into long term purchase agreements with certain key suppliers. These agreements require the Company to make minimum volume purchases on a quarterly basis. As of June 30, 2015, the Company has met these minimum purchase requirements, and no additional liability has been incurred or recorded.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. The Company has not recorded a liability related to these indemnification provisions and the indemnification agreements have not had any significant impact to the Company’s condensed consolidated financial statements to date.

Legal Proceedings

In December 2013, one of the Company’s former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of the Company’s subsidiaries, and unnamed John Doe defendants alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, the Company filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to preliminary terms of settlement, which were subsequently revised in mid 2015. The proposed settlement agreement contemplates a settlement payment from the Company in the amount of $0.4 million. A hearing to consider court approval of the proposed settlement agreement is scheduled for August 14, 2015. The Company has recorded a $0.4 million reserve related to this proceeding in its consolidated financial statements.

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

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against the Company’s directors, SunEdison Inc. (“SunEdison”), and TerraForm Power (“TerraForm”), alleging that the proposed acquisition by SunEdison is unfair to the Company’s stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. The Company anticipates that both cases will be consolidated into one case. In view of the Company’s indemnification obligation to its directors, the Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

The following table sets forth the computation of the Company’s basic and diluted net income available per share to common stockholders for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common stockholders	$13,653	$5,493	$25,802	$12,534
Denominator:
Shares used in computing net income available per share to common stockholders, basic	105,988	75,000	105,647	75,000
Weighted-average effect of potentially dilutive shares to purchase common stock	3,806	1,267	3,777	1,194
Shares used in computing net income available per share to common stockholders, diluted	109,794	76,267	109,424	76,194
Net income available per share to common stockholders
Basic	$0.13	$0.07	$0.24	$0.17
Diluted	$0.12	$0.07	$0.24	$0.16

As of June 30, 2015 and 2014, stock options and RSUs for 3.3 million and 6.5 million underlying shares of common stock were subject to performance conditions which had not yet been met. Accordingly, these performance-based stock options and RSUs were not included in the computation of diluted net income per share as of June 30, 2015 and 2014. In addition, options remaining to be granted under the LTIP Pools were not included in the computation of diluted net income per share in either period as these shares had not been granted as of June 30, 2015. As of June 30, 2015, a de minimis number of shares was excluded from the dilutive share calculations as the effect on net income per share would have been antidilutive. As of June 30, 2014, there were no antidilutive shares.

17.	Segment Information

Prior to the second quarter 2015, the Company had one business activity that was focused primarily on providing service to customers in the residential market. During the second quarter of 2015, the Company closed its first C&I investment fund with plans to service customers in the C&I market. As of June 30, 2015, the C&I fund was not operational, i.e., no projects had been initiated within the fund. During the three and six months ended June 30, 2015, the Company has aligned its operations as two reporting segments: (1) Residential and (2) C&I.

As of June 30, 2015, the Company recorded no assets related to the C&I segment. Segment loss from operations is comprised of operating unit revenue less operating expenses attributable to each operating segment. For the three and six months ended June 30, 2015, no revenue was recognized in the C&I segment as the C&I investment fund was not operational. Operating expenses in the C&I segment included fees related to the closing of the C&I fund and personnel costs of employees directly involved in the development of C&I. Prior to the three months ended June 30, 2015, all reported results related to the Residential segment, and as such, no restatement of prior period segment results was necessary. Operating results by reporting segment in 2015 were as follows:

	Three Months Ended
	June 30, 2015
	Residential	C&I	Total
Revenue:
Operating leases and incentives	$15,301	$—	$15,301
Solar energy system and product sales	834	—	834
Total revenue	16,135	—	16,135
Operating expenses:
Cost of revenue—operating leases and incentives	33,295	—	33,295
Cost of revenue—solar energy system and product sales	476	—	476
Sales and marketing	18,461	236	18,697
Research and development	920	—	920
General and administrative	29,363	2,001	31,364
Amortization of intangible assets	3,721	—	3,721
Total operating expenses	86,236	2,237	88,473
Loss from operations	(70,101)	(2,237)	(72,338)

	Six Months Ended
	June 30, 2015
	Residential	C&I	Total
Revenue:
Operating leases and incentives	$23,881	$—	$23,881
Solar energy system and product sales	1,799	—	1,799
Total revenue	25,680	—	25,680
Operating expenses:
Cost of revenue—operating leases and incentives	57,175	—	57,175
Cost of revenue—solar energy system and product sales	914	—	914
Sales and marketing	24,894	236	25,130
Research and development	1,502	—	1,502
General and administrative	47,993	2,001	49,994
Amortization of intangible assets	7,484	—	7,484
Impairment of intangible assets	4,506	—	4,506
Total operating expenses	144,468	2,237	146,705
Loss from operations	(118,788)	(2,237)	(121,025)

18.	Subsequent Events

Proposed Acquisition by SunEdison

On July 20, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with SunEdison, the world’s largest renewable energy development company, and SEV Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of SunEdison. The Merger Agreement provides that SunEdison will acquire the Company for approximately $2.2 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. The Merger Agreement has been approved by the Company’s board of directors and the boards of directors of SunEdison and Merger Sub.

Upon completion of the transactions contemplated by the Merger Agreement, the Company’s shareholders are expected to receive $16.50 per share of the Company’s common stock comprised of $9.89 per share in cash, $3.31 per share in SunEdison stock and $3.30 per share in SunEdison convertible notes.

The consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and termination rights. The Company anticipates that the transactions contemplated by the Merger Agreement will be consummated in the fourth quarter of 2015. However, the Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

Under certain circumstances, including if the Merger Agreement is terminated by SunEdison as a result of the Company’s board of directors failing to recommend the Merger Agreement to the Company’s stockholders, making or notifying SunEdison of its intention to make a change of recommendation or if the Company has breached in any material respect its obligations under the non-solicitation provision of the Merger Agreement, including its obligation to call a meeting of the Company’s stockholders to adopt the Merger Agreement or by the Company as a result of its board of directors making a change of recommendation in order to enter into a definitive agreement with respect to a superior proposal, the Company shall be obligated to pay SunEdison a termination fee equal to $62 million. This termination fee is also payable if, after an alternative proposal is made by a third party, the Company’s stockholders fail to approve the Merger Agreement at a meeting of the Company’s stockholders, and the Company subsequently enters into an agreement in respect of such alternative proposal within 12 months of termination of the Merger Agreement.

In connection with SunEdison’s proposed acquisition, SunEdison has entered into a definitive purchase agreement with a subsidiary of TerraForm, an owner and operator of clean energy power plants, which, concurrently with the completion of SunEdison’s acquisition of the Company, will acquire the Company’s rooftop solar portfolio, consisting of 523 megawatts expected to be installed by year-end 2015, for $922 million in cash. In addition, TerraForm will acquire future completed residential and small commercial projects from SunEdison’s expanded residential and small commercial business unit. The rooftop solar portfolio is expected to add a growing, high-quality, long-term contracted and geographically diverse asset base to SunEdison.

Non-Cancellable Operating Leases

In July 2015, the Company amended the existing non-cancellable operating lease for its new corporate headquarters building that is under construction and expected to be completed in the first quarter of 2016. These amendments included an extension of the lease term to 12 years from five years with the option to extend for two additional periods of five years, an increase in the leased premises by approximately 32,000 square feet and a change in the base rent that will commence at approximately $0.3 million per month and increase over the term of the lease, as amended, at a rate of 2.5% annually. As a result of the amendment, the Company expects to make additional minimum lease payments of $36.1 million over the initial term of the lease.

The Company also entered into new non-cancellable operating leases for the construction of a second office building and a studio building on the corporate headquarters campus that will increase the leased premises by approximately 160,000 square feet. The studio building is expected to be available in the second quarter 2016. The second office building is expected to be available in the first quarter of 2018, and the Company has the option to move the commencement date forward by providing a 12-month notice. Both leases have a term of 12 years with the option to extend for two additional periods of five years. The aggregate monthly rent payments under both leases will commence at approximately $0.4 million and increase at a rate of 2.5% annually. As a result of these new leases, the Company expects to make additional minimum lease payments of $56.8 million over the initial terms of the leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These forward-looking statements include, but are not limited to:

•	the proposed acquisition of us by SunEdison, Inc., or SunEdison;
•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the income tax credit, or ITC, beginning in 2017;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to sustain and manage growth;
•	our ability to further penetrate existing markets, expand into new markets and expand into markets for non-residential solar energy systems, such as the commercial and industrial market, or C&I;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint Inc., or Vivint, and The Blackstone Group L.P., our sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	our ability to maintain our brand and protect our intellectual property; and
•	our expectations regarding remediation of the material weakness in our internal control over financial reporting.

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

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and investment tax credits, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” As of July 31, 2015, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of July 31, 2015, we had residential tax equity commitments to fund approximately 209 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $934 million.

In May 2015, we closed our first C&I investment fund with an investor capital commitment of $150.0 million. We have since offered distributed solar energy to C&I customers through long-term contracts. As of July 31, 2015, no long-term C&I customer contracts had been executed, and this investment fund was not operational. As such, no revenue was recognized related to C&I activity during the three and six months ended June 30, 2015.

Our investment funds have adopted either the partnership flip or inverted lease structures. We have determined that we are the primary beneficiary in the operational partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these entities in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.

Recent Developments

Proposed Acquisition by SunEdison

On July 20, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SunEdison, the world’s largest renewable energy development company, and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison. The Merger Agreement provides that SunEdison will acquire us for approximately $2.2 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. The Merger Agreement has been approved by our board of directors and the boards of directors of SunEdison and SEV Merger Sub, Inc.

Upon completion of the transactions contemplated by the Merger Agreement, our shareholders are expected to receive $16.50 per share of our common stock comprised of $9.89 per share in cash, $3.31 per share in SunEdison stock and $3.30 per share in SunEdison convertible notes.

The consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and termination rights. We anticipate that the transactions contemplated by the Merger Agreement will be consummated in the fourth quarter of 2015. However, we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

Under certain circumstances, including if the Merger Agreement is terminated by SunEdison as a result of our board of directors failing to recommend the Merger Agreement to our stockholders, making or notifying SunEdison of its intention to make a change of recommendation or if we have breached in any material respect its obligations under the non-solicitation provision of the Merger Agreement, including its obligation to call a meeting of our stockholders to adopt the Merger Agreement or by us as a result of our board of directors making a change of recommendation in order to enter into a definitive agreement with respect to a superior proposal, we shall be obligated to pay SunEdison a termination fee equal to $62 million. This termination fee is also payable if, after an alternative proposal is made by a third party, our stockholders fail to approve the Merger Agreement at a meeting of our stockholders, and we subsequently enter into an agreement in respect of such alternative proposal within 12 months of termination of the Merger Agreement.

In connection with SunEdison’s proposed acquisition, SunEdison has entered into a definitive purchase agreement with a subsidiary of TerraForm Power, Inc., or TerraForm, an owner and operator of clean energy power plants, which, concurrently with the completion of SunEdison’s acquisition of us, will acquire our rooftop solar portfolio, consisting of 523 megawatts expected to be installed by year-end 2015, for $922 million in cash. In addition, TerraForm will acquire future completed residential and small commercial projects from SunEdison’s expanded residential and small commercial business unit. The rooftop solar portfolio is expected to add a growing, high-quality, long-term contracted and geographically diverse asset base to SunEdison.

Non-Cancellable Operating Leases

In July 2015, we amended the existing non-cancellable operating lease for our new corporate headquarters building that is under construction and expected to be completed in the first quarter of 2016. These amendments included an extension of the lease term to 12 years from five years with the option to extend for two additional periods of five years, an increase in the leased premises by approximately 32,000 square feet and a change in the base rent that will commence at approximately $0.3 million per month and increase over the term of the lease, as amended, at a rate of 2.5% annually. As a result of the amendment, we expect to make additional minimum lease payments of $36.1 million over the initial term of the lease.

We also entered into new non-cancellable operating leases for the construction of a second office building and a studio building on the corporate headquarters campus that will increase the leased premises by approximately 160,000 square feet. The studio building is expected to be available in the second quarter 2016. The second office building is expected to be available in the first quarter of 2018, and we have the option to move the commencement date forward by providing a 12-month notice. Both leases have a term of 12 years with the option to extend for two additional periods of five years. The aggregate monthly rent payments under both leases will commence at approximately $0.4 million, and increase at a rate of 2.5% annually. As a result of these new leases, we expect to make additional minimum lease payments of $56.8 million over the initial terms of the leases.

Investment Funds

During the second quarter of 2015, we entered into two residential investment and one C&I fund arrangements with fund investors. The total commitment under these investment fund arrangements was $275.0 million in residential and $150.0 million in C&I.

Residential Market Expansion

In July 2015, we expanded into two new states by opening sales and installation offices in Nevada and New Mexico. Subsequent to entering Nevada, the available net metering was exhausted. As a result, we have suspended operations in Nevada pending a reformation to the availability of net metering within the state. Excluding Nevada, this increases the number of states in which we operate to ten.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates. These estimates are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, these estimates are based on a combination of assumptions that may not prove to be accurate over time, particularly given that a number of them involve estimates of cash flows up to 30 years in the future. Underperformance of the solar energy systems, payment defaults by our customers, cancellation of signed contracts, competition from other distributed solar energy companies, development in the distributed solar energy market and the energy market more broadly, technical innovation or other factors described under the section of this report captioned “Risk Factors” could cause our actual results to differ materially from our calculations. Furthermore, while we believe we have calculated these key metrics in a manner consistent with those used by others in our industry, other companies may in fact calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure. As our C&I fund was not operational as of June 30, 2015, the following metrics only include the activity of our residential segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Solar energy system installations	9,312	5,406	15,738	8,625
Megawatts installed	65.5	36.8	111.7	56.8

	June 30,	December 31,
	2015	2014
Cumulative solar energy system installations	51,458	35,720
Cumulative megawatts installed	339.9	228.2
Estimated nominal contracted payments remaining (in millions)	$1,442.5	$1,030.5
Estimated retained value under energy contracts (in millions)	$531.3	$383.1
Estimated retained value of renewal (in millions)	$148.7	$97.9
Estimated retained value (in millions)	$680.0	$480.9
Estimated retained value per watt	$2.00	$2.11

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

During the six months ended June 30, 2015, we reassessed our reportable segments and will report our new C&I business as a separate segment. See Note 17—Segment Information in the notes to our condensed consolidated financial statements. There have been no other material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

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

Components of Results of Operations

Revenue

We classify and account for long-term customer contracts as operating leases. We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. We also apply for and receive solar renewable energy certificates, or SRECs, in certain jurisdictions for power generated by our solar energy systems. We generally recognize revenue related to the sale of SRECs upon delivery. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities and the timing and volume of our SREC sales may lead to fluctuations in our quarterly results. During the three months ended June 30, 2015 and 2014, approximately 9% of our revenue was attributable to SREC sales. During the six months ended June 30, 2015 and 2014, approximately 13% and 8% of our revenue was attributable to SREC sales. Less than 1% of our revenue was attributable to state and local rebates and incentives in all periods presented. There were no C&I revenues recognized in the periods presented. On occasion we have sold solar energy systems for cash. In these instances, the revenue is recognized upon the solar energy system passing inspection by the responsible city department. We also recognize revenue related to the sale of photovoltaic installation software products and devices, a portion of which has consisted of post-contract customer support in prior periods. The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Operating leases and incentives	$15,301	$5,804	$23,881	$8,667
Photovoltaic installation devices and software	609	704	1,498	1,302
Solar energy system sales	225	50	301	96
Total revenue	$16,135	$6,558	$25,680	$10,065

Operating Expenses

Cost of Revenue.     Cost of operating leases and incentives is comprised of the depreciation of the cost of the solar energy systems, which are depreciated for accounting purposes over 30 years; the amortization of initial direct costs, which are amortized over the term of the long-term customer contract; and the indirect costs related to the processing, account creation, design, installation, interconnection and servicing of solar energy systems, which are not capitalized, such as personnel costs not directly associated to a solar energy system installation, warehouse rent; utilities and fleet vehicle executory costs. Under our direct sales model, a vast majority of payments to our direct sales personnel consist of commissions attributable to customer acquisition. Capitalized initial direct costs consist of these commissions and other customer acquisition expenses. The cost of operating leases and incentives related to the sales of SRECs is limited to broker fees, which are only paid in connection with certain transactions. Accordingly, the sale of SRECs in a quarter favorably impacts our operating results for that period. Over time we anticipate that our costs on a per watt basis will decrease due to expected decreases in material costs. However, we expect our cost of operating leases and incentives revenue will continue to increase in absolute dollars in the second half of 2015 as we continue to grow our volume of installations and increase headcount related to support and operations.

Cost of solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of the photovoltaic installation software products and devices.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel and professional services. In the second half of 2015, we anticipate sales and marketing costs to decrease in absolute dollars compared to the first half of 2015 as we expect stock-based compensation to decrease comparatively.

Research and Development.     Research and development expense is comprised primarily of the salaries and benefits of certain employees and other costs related to the development of photovoltaic installation software products and devices and the development of other solar technologies. Research and development costs are charged to expense when incurred. In the second half of 2015, we anticipate research and development costs to remain consistent in absolute dollars with the first half of 2015.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and certain allocated corporate overhead costs related to facilities and information technology. In the second half of 2015, we expect that general and administrative expenses will increase in absolute dollars compared to the first half of 2015 in order to support the growth in our business, to continue building our information technology infrastructure separate from Vivint and to manage an increasing number of investment fund arrangements. Our financial results have included charges for the use of services provided by Vivint, including shared facilities. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from the Vivint businesses during the periods presented. However, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. In future periods, we expect to continue to use certain of these services, such as information and technology resources and systems, from Vivint as part of the transition services agreements, which provide that we continue to be charged for actual costs incurred.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved. Such intangible assets are amortized over their estimated useful lives.

Impairment of Intangible Assets.     During the six months ended June 30, 2015, we discontinued the external sale of two Solmetric products. This discontinuance was considered an indicator of impairment, and we performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, we recorded an impairment charge of $4.5 million in the six months ended June 30, 2015.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness and the interest component of capital lease obligations. In the future, we expect to incur additional indebtedness to fund our operations and our interest expense would correspondingly increase.

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

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenue:
Operating leases and incentives	$15,301	$5,804	$23,881	$8,667
Solar energy system and product sales	834	754	1,799	1,398
Total revenue	16,135	6,558	25,680	10,065
Operating expenses:
Cost of revenue—operating leases and incentives	33,295	16,459	57,175	27,646
Cost of revenue—solar energy system and product sales	476	485	914	883
Sales and marketing	18,697	5,790	25,130	11,009
Research and development	920	500	1,502	972
General and administrative	31,364	13,752	49,994	26,106
Amortization of intangible assets	3,721	3,691	7,484	7,428
Impairment of intangible assets	—	—	4,506	—
Total operating expenses	88,473	40,677	146,705	74,044
Loss from operations	(72,338)	(34,119)	(121,025)	(63,979)
Interest expense	2,730	2,673	4,857	4,074
Other expense	60	277	373	1,165
Loss before income taxes	(75,128)	(37,069)	(126,255)	(69,218)
Income tax expense	14,577	2,542	23,425	6,936
Net loss	(89,705)	(39,611)	(149,680)	(76,154)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(103,358)	(45,104)	(175,482)	(88,688)
Net income available to common stockholders	$13,653	$5,493	$25,802	$12,534

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Total revenue	$16,135	$6,558	$9,577

The $9.6 million increase was primarily due to an $8.6 million increase in operating lease revenue as the total megawatts of installed solar energy systems placed in service increased 197%. In addition, revenue from the sale of SRECs increased $0.8 million related to the increased solar energy systems in service.

Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$33,295	$16,459	$16,836
Cost of revenue—solar energy system and product sales	476	485	(9)
Sales and marketing	18,697	5,790	12,907
Research and development	920	500	420
General and administrative	31,364	13,752	17,612
Amortization of intangible assets	3,721	3,691	30
Total operating expenses	$88,473	$40,677	$47,796

Cost of Revenue—operating leases and incentives. The $16.8 million increase was in part due to a $8.0 million increase in compensation and benefits related to the design, installation and interconnection of solar energy systems to the power grid primarily due to employee headcount growth and the increase in installed solar energy systems. Installation and operations employee headcount increased 43%. Stock-based compensation increased $2.3 million primarily due to a performance condition being met in 2015. Depreciation and amortization of solar energy systems also increased $3.3 million in line with the increase in the number of solar energy systems installed and consistent with revenue growth. Fleet vehicle maintenance, insurance, warehouse and other related costs increased $1.9 million due to increased installations and a 71% increase in warehouses in operation. Administrative costs increased $0.8 million primarily due to headcount growth and related personnel supplies.

Sales and Marketing Expense. The $12.9 million increase was primarily due to our continued efforts to grow the business by entering into new markets, opening new sales offices and hiring sales and marketing personnel. Sales and marketing employee headcount increased 73%. Of the $12.9 million increase in expenses, stock-based compensation increased $9.0 million primarily due to the grant and vesting of shares issued to sales personnel under the Long-Term Incentive Plan, or LTIP, and a performance condition being met in 2015. Compensation and benefits increased $2.1 million primarily due to headcount growth. Additionally, sales and marketing management costs increased by $1.4 million due to increases in contracted services and customer cancellations.

Research and Development Expense. The $0.4 million increase was primarily due to growth in research and development employee headcount, which increased 50%, due to additional development activities to optimize and accelerate business growth.

General and Administrative Expense. The $17.6 million increase included a $7.2 million increase in professional services fees related to initiating and servicing tax equity investment funds and a $6.1 million increase in stock-based compensation primarily due to a performance condition being met in 2015. Compensation and benefits increased $4.4 million due to general and administrative employee headcount growth, which increased 105%. Additionally, other administrative costs, including banking service charges and new office equipment, increased $0.9 million; we incurred $0.7 million related to the proposed acquisition by SunEdison; insurance costs increased $0.6 million; and depreciation expense increased $0.6 million consistent with business growth. These increases were partially offset by a $3.2 million decrease in other professional fees due to higher costs being incurred in 2014 as we prepared to operate as a public company.

Non-Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Interest expense	$2,730	$2,673	$57
Other expense	60	277	(217)

Interest Expense. Interest expense increased slightly as the cost of financing additional borrowings was offset by lower interest rates year over year.

Other Expense. The decrease in other expenses was primarily due to a decrease in incurred tax-related interest and penalties.

Net Loss Attributable to Non-controlling Interests and Redeemable Non-controlling Interests

	Three Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(103,358)	$(45,104)	$(58,254)

The allocation of net loss to non-controlling interests and redeemable non-controlling interests as a percentage of our total net loss was 115% and 114% for the three months ended June 30, 2015 and 2014. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. This includes the difference between the timing of cash received by us from the investment funds and the carrying value of the solar energy systems contributed to the investment funds and the timing of tax benefits, such as the receipt of ITCs and tax depreciation benefits, received by fund investors in relation to the net assets of the respective investment funds. In 2015, the increase in losses allocated to the fund investors was primarily driven by additional investment funds for which the fund investors’ claims on net assets were reduced due to the differences in the timing of cash contributions, system contributions or purchases, and receipt of ITCs and tax depreciation benefits that were primarily allocated to fund investors in relation to the net assets of the respective investment funds.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Total revenue	$25,680	$10,065	$15,615

The $15.6 million increase was primarily due to a $12.6 million increase in operating lease revenue as the total megawatts of installed solar energy systems placed in service increased 197%. In addition, revenue from the sale of SRECs increased $2.5 million related to the increased solar energy systems in service.

Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$57,175	$27,646	$29,529
Cost of revenue—solar energy system and product sales	914	883	31
Sales and marketing	25,130	11,009	14,121
Research and development	1,502	972	530
General and administrative	49,994	26,106	23,888
Amortization of intangible assets	7,484	7,428	56
Impairment of intangible assets	4,506	—	4,506
Total operating expenses	$146,705	$74,044	$72,661

Cost of Revenue—operating leases and incentives. The $29.5 million increase was in part due to a $14.5 million increase in compensation and benefits related to the design, installation and interconnection of solar energy systems to the power grid primarily due to employee headcount growth and the increase in installed solar energy systems. Installation and operations employee headcount increased 43%. Depreciation and amortization of solar energy systems also increased $5.8 million primarily in line with the increase in installed solar energy systems and consistent with revenue growth. Fleet vehicle maintenance, insurance, warehouse and other installation costs increased $4.9 million due to increased installations and a 71% increase in warehouses in operation. Stock-based compensation increased $2.5 million primarily due to a performance condition being met in 2015. Administrative costs increased $1.1 million primarily due to employee headcount growth and an increase in miscellaneous office expenses, such as office and personnel supplies, and telecommunications.

Sales and Marketing Expense. The $14.1 million increase was primarily due to our continued efforts to grow the business by entering into new markets, opening new sales offices and hiring sales and marketing personnel. Sales and marketing employee headcount increased 73%. Of the $14.1 million increase in expenses, stock-based compensation increased $9.2 million primarily due to the grant and vesting of shares issued to sales personnel under the LTIP and a performance condition being met in 2015. Compensation and benefits increased $2.8 million due to headcount growth. Additionally, sales and marketing management costs increased $2.2 million primarily due to increases in contracted services and customer cancellations.

Research and Development Expense. The $0.5 million increase was primarily due to growth in research and development employee headcount, which increased 50%, due to additional development activities to optimize and accelerate business growth.

General and Administrative Expense. The $23.9 million increase included an $8.5 million increase in compensation and benefits due to general and administrative employee headcount growth, which increased 105%. Stock-based compensation increased $7.8 million primarily due to a performance condition being met in 2015. Additionally, professional services fees increased $4.6 million related to the initiation and servicing of tax equity investment funds; other administrative costs, including banking service charges, new office equipment and franchise tax expense increased $1.8 million; insurance costs increased $1.2 million; depreciation increased $1.1 million consistent with business growth; and we incurred $0.7 million related to the proposed acquisition by SunEdison. These increases were partially offset by a $2.0 million decrease in professional fees due to higher costs being incurred in 2014 as we prepared to operate as a public company.

Impairment of Intangible Assets. An impairment charge of $4.5 million was recorded in 2015 to write down the value of intangible assets associated with two Solmetric products for which external sales were discontinued in 2015. See Note 6—Intangible Assets for additional information.

Non-Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Interest expense	$4,857	$4,074	$783
Other expense	373	1,165	(792)

Interest Expense. Interest expense increased $0.8 million primarily as the cost of financing additional borrowings was offset by lower interest rates year over year.

Other Expense. The $0.8 million decrease in other expenses was primarily due to a decrease in incurred tax-related interest and penalties.

Net Loss Attributable to Non-controlling Interests and Redeemable Non-controlling Interests

	Six Months Ended
	June 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(175,482)	$(88,688)	$(86,794)

The allocation of net loss to non-controlling interests and redeemable non-controlling interests as a percentage of our total net loss was 117% and 116% for the six months ended June 30, 2015 and 2014. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. This includes the difference between the timing of cash received by us from the investment funds and the carrying value of the solar energy systems contributed to the investment funds and the timing of tax benefits, such as the receipt of ITCs and tax depreciation benefits, received by fund investors in relation to the net assets of the respective investment funds. In 2015, the increase in losses allocated to the fund investors was primarily driven by additional investment funds for which the fund investors’ claims on net assets were reduced due to the differences in the timing of cash contributions, system contributions or purchases, and receipt of ITCs and tax depreciation benefits that were primarily allocated to fund investors in relation to the net assets of the respective investment funds.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $152.2 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. We have financed our operations primarily from investment fund arrangements that we have formed with fund investors, from the issuance of common stock and from borrowings. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

If the proposed acquisition by SunEdison does not occur and we are unable to raise financing when needed, our operations and ability to execute our business strategy could be materially adversely affected. We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and our current debt facilities as further described below, in addition to financing that we may obtain from other sources, including our financial sponsors, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Sources of Funds

Investment Fund Commitments

As of July 31, 2015, we have raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. The undrawn committed capital for these funds as of July 31, 2015 is approximately $387 million, which includes approximately $115 million in payments that will be received from fund investors upon interconnection to the respective utility grid of solar energy systems that have already been allocated to investment funds. As of July 31, 2015, we had tax equity commitments to fund approximately 209 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $934 million. As of July 31, 2015, we had entered into one C&I investment fund with a total committed capital amount of $150.0 million. The C&I investment fund was not operational as of July 31, 2015.

Debt Instruments

Working Capital Credit Facility.     In March 2015, we entered into the Working Capital Facility pursuant to which we may borrow up to an aggregate principal amount of $131.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued under Working Capital Facility for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of June 30, 2015, we had incurred $50.0 million in borrowings under this credit facility and had a remaining borrowing capacity of $100.0 million under this facility.

Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that we elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. As of June 30, 2015, the borrowings under the Working Capital Facility accrued interest at 3.4%.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, our ability to incur indebtedness, incur liens, make investments, make fundamental changes to our business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that we may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. We are also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of June 30, 2015, we were in compliance with such covenants.

Aggregation Credit Facility.     In September 2014, we entered into the Aggregation Facility which was subsequently amended in February 2015, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of June 30, 2015, we had incurred an aggregate of $158.5 million in term loan borrowings under this agreement and we had a remaining borrowing capacity of $216.5 million under this facility. There were no significant changes to other terms of the Aggregation Facility during the six months ended June 30, 2015.

Prepayments are permitted under the Aggregation Facility and the principal and accrued interest on any outstanding loans mature on March 12, 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which we may incur borrowings and 3.50% after such period plus either of (2)(a) the London Interbank Offer Rate, or LIBOR, or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. As of June 30, 2015, the borrowings under the Aggregation Facility accrued interest at 3.5%.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. As of June 30, 2015, we were in compliance with such covenants.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
Consolidated cash flow data:	(In thousands)
Net cash used in operating activities	$(123,589)	$(58,217)
Net cash used in investing activities	(243,913)	(164,047)
Net cash provided by financing activities	258,077	241,456
Net (decrease) increase in cash and cash equivalents	$(109,425)	$19,192

Operating Activities

In the six months ended June 30, 2015, we had a net cash outflow from operations of $123.6 million. This outflow was primarily due to a $149.7 million net loss and a $87.2 million increase in prepaid tax assets that was partially offset by noncash adjustments of $54.2 million for deferred income taxes, $20.6 million for stock-based compensation, $12.0 million for impairment and amortization of intangible assets, $9.8 million for depreciation and amortization, a $10.9 million increase in accrued and other current liabilities, a $3.6 million increase in accrued compensation and a $2.8 million increase in deferred revenue.

Investing Activities

In the six months ended June 30, 2015, we used $243.9 million in investing activities primarily to purchase $234.1 million associated with the design, acquisition and installation of solar energy systems. In addition, our restricted cash increased by $6.1 million and we paid $3.4 million for property and equipment.

Financing Activities

In the six months ended June 30, 2015, we generated $258.1 million from financing activities, of which $168.8 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds and $103.5 million was received in proceeds from long-term debt. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $10.7 million and payments for obligations of $5.1 million.

Contractual Obligations

As of June 30, 2015, there were no additional material changes in our commitments under contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are evaluating the impact this update will have on our consolidated financial statements and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This update will replace most existing revenue recognition guidance in GAAP when it becomes effective. On July 9, 2015, the FASB voted to defer the effective date of this standard for one year, and the standard is now effective for us on January 1, 2018. The deferral allows for early adoption of the standard, which for us would be on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

As of June 30, 2015, we had cash and cash equivalents of $152.2 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of June 30, 2015, we had incurred an aggregate of $158.5 million in term loan borrowings under the Aggregation Facility, which currently accrues interest at a rate of approximately 3.5%. If the Aggregation Facility had been fully drawn at December 31, 2014 and remained outstanding for all of 2015, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $1.3 million.

As of June 30, 2015, we had incurred $50.0 million of borrowings under the Working Capital Facility, which currently accrues interest at a rate of 3.4%. If the Working Capital Facility had been signed and fully drawn at December 31, 2014 and remained outstanding for all of 2015, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $0.5 million.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures were not effective as of June 30, 2015.

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

We continue to take steps to remediate the underlying causes of the material weakness. As of June 30, 2015, we are in process of designing, implementing and improving our controls and processes. We continue to hire additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We are also in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We continue to engage third-party consultants to provide support over our accounting, tax and financial reporting process to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2013, one of our former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of our subsidiaries, and unnamed John Doe defendant alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, we filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to preliminary terms of settlement which were subsequently revised in mid-2015. The proposed settlement agreement contemplates a settlement payment from Vivint Solar in the amount of $0.4 million. A hearing to consider court approval of the proposed settlement agreement is scheduled for August 14, 2015. We have recorded a $0.4 million reserve related to this proceeding in our condensed consolidated financial statements.

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

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against our directors, SunEdison Inc. (“SunEdison”), and TerraForm Power (“TerraForm”), alleging that the proposed acquisition by SunEdison is unfair to our stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. We anticipate that both cases will be consolidated into one case. In view of our indemnification obligation to our directors, we are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

Risk Related to our Proposed Acquisition by SunEdison

Failure to complete, or delays in completing, the acquisition by SunEdison could materially and adversely affect our results of operations and stock price.

On July 20, 2015, we entered into an Agreement and Plan of Merger, or Merger Agreement, with SunEdison, and SEV Merger Sub Inc., or Merger Sub, which contemplates the acquisition of our company by SunEdison. Pursuant to the Merger Agreement, we will merge with Merger Sub, with us being the surviving corporation and a wholly owned subsidiary of SunEdison. In connection with the acquisition, our stockholders would receive a combination of cash, SunEdison common stock and SunEdison convertible notes in exchange for such stockholders’ shares of our common stock. Consummation of the acquisition is subject to a number of conditions including, (1) the effectiveness of the registration statement on Form S-4 to be filed with the SEC with respect to the SunEdison common stock and convertible notes to be issued in connection with the acquisition; (2) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (3) the approval of the listing on the New York Stock Exchange of the shares of SunEdison common stock and convertible notes to be issued in connection with the acquisition; and (4) the absence of any law, regulation or order that has the effect of making the acquisition illegal or otherwise preventing the consummation of the acquisition. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give SunEdison the ability to not complete the acquisition. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. Risks related to the failure, or delay, of the proposed acquisition include the following:

•

we would not realize any or all of the potential benefits of the acquisition, including any synergies that could result from combining the resources of us and SunEdison, which could have a negative effect on our stock price;

•

we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the transaction regardless of whether the acquisition is consummated;

•	under some circumstances, we may have to pay a termination fee to SunEdison equal to $62 million if the acquisition is not completed;
•	the attention of our management and employees may be diverted from day-to-day operations during the period up to the completion of the acquisition;
•	our business may be disrupted by customer uncertainty over when or if the acquisition will be completed or customers’ and investors’ perception of us as a standalone company;
•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the acquisition, which restrictions could adversely affect our ability to conduct business as we otherwise would have done if we were not subject to these restrictions;

•	our ability to raise additional financing when needed; and
•	our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the proposed acquisition.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and stock price.

If the SunEdison acquisition is completed, the combined company may not perform as we expect, or as the market expects, which could have an adverse effect on the price of SunEdison stock and the value of the SunEdison convertible notes, which our stockholders will own following such completion.

The integration of our company into SunEdison’s existing operations will be a complex, time-consuming and expensive process and may disrupt SunEdison’s existing operations if it is not completed in a timely and efficient manner. If SunEdison’s management is unable to minimize the potential disruption to its business during the integration process, SunEdison may not realize the anticipated benefits of the acquisition. Realizing the benefits of the acquisition will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on SunEdison’s core businesses. SunEdison may encounter substantial difficulties, costs and delays in integrating us including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•	conflicts between business cultures;
•	difficulties and delays in the integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;
•	the diversion of management’s attention from normal daily operations of the business;

•	the incurrence of contingent liabilities;
•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;
•	loss of key employees and disruptions among employees that may erode employee morale;
•	inability to implement uniform standards, controls, policies and procedures; and
•	failure to achieve anticipated levels of revenue, profitability or productivity.

SunEdison’s operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and changes related to the acquisition. To the extent that the expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, SunEdison’s business, operating results and financial condition may be adversely affected. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of SunEdison’s common stock and the value of the SunEdison convertible notes which will be issued in connection with the acquisition.

In addition, SunEdison intends to finance the cash consideration that will be paid in connection with the acquisition from the proceeds of a debt financing. If SunEdison is unable to obtain the debt financing needed to fund the cash consideration in the acquisition, or is unable to do so in a timely manner, SunEdison may be obligated to take any and all necessary actions to obtain alternative financing in an amount necessary to consummate the acquisition. If SunEdison is required to arrange such alternate financing, there can be no assurances that such financing will be available on terms that are attractive to SunEdison. Difficulties or failure in securing financing on attractive terms may adversely affect SunEdison’s results of operations and the trading price of SunEdison’s common stock.

The announcement and pendency of the acquisition could cause disruptions in our business or the business of SunEdison, which could have an adverse effect on the respective businesses and financial results, and consequently on the combined company.

We and SunEdison have operated and, until the consummation of the acquisition, will continue to operate, independently. Uncertainty about the effect of the acquisition on customers and employees may have an adverse effect on SunEdison or us and consequently on the combined company. In response to the announcement of the Transaction, existing or prospective customers or suppliers of SunEdison or us may:

•	delay, defer or cease purchasing products or services from or providing products or services to SunEdison, us or the combined company;
•	delay or defer other decisions concerning SunEdison, us or the combined company; or
•	otherwise seek to change the terms on which they do business with SunEdison, us or the combined company.

Any such delays or changes to terms could seriously harm the business of each company or, if the acquisition is completed, the combined company.

In addition, as a result of the acquisition, current and prospective employees could experience uncertainty about their future with SunEdison, us or the combined company. These uncertainties may impair the ability of each company to retain, recruit or motivate key personnel, and may negatively impact the productivity of current employees.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Transaction that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units and for executive officers, change of control and severance agreements. In addition, certain of our directors hold interests in our sponsor, 313 Acquisition, LLC, which beneficially owns approximately 77% of the outstanding shares of our common stock. As a result of the control of our sponsor, minority holders of our outstanding common stock will have little control over the outcome of any stockholder voting regarding the approval of the acquisition.

Because the value of the SunEdison common stock issuable in connection with the acquisition, and upon conversion of the SunEdison notes issuable in connection with the acquisition, are subject to collars, the value of the shares of SunEdison common stock and convertible notes to be received by our stockholders in connection with the acquisition may not fully reflect the value of SunEdison common stock at the time of the closing of such transactions.

The stock portion of the consideration issuable in the acquisition is calculated by reference to the volume weighted average of the sale prices for SunEdison common stock as reported on the New York Stock Exchange for each of the 30 consecutive trading days ending on and including the third trading day prior to the closing of the acquisition, or the closing date average price. Notwithstanding the foregoing, the closing date average price shall be no greater than $33.62 and no less than $27.51. As a result of such collar, the number of shares of SunEdison common stock received in the offer and the merger may not fully reflect the value of SunEdison common stock. Similarly, the number of shares of SunEdison common stock issued upon conversion of the SunEdison convertible notes will be determined by the volume weighted average of the sale prices for SunEdison common stock as reported on the New York Stock Exchange for each of the 30 consecutive trading days ending on and including the third trading day prior to the closing of the acquisition, or the closing date average price, subject to adjustment as set forth in the indenture governing the terms of the convertible notes and the same collar as set forth above. Accordingly, the value of the convertible notes cannot be determined until the conversion of such convertible notes.

Changes in stock price may result from a variety of factors, including, among others, general market and economic conditions, changes in SunEdison’s business, operations and prospects, market assessment of the likelihood that the acquisition will be completed as anticipated or at all and regulatory considerations. Many of these factors are beyond SunEdison’s control. As a result of any such changes in stock price, the market value of the shares of SunEdison common stock that the our stockholders will receive at the time that the acquisition is completed and upon conversion of the convertible notes could vary significantly from the value of such shares immediately prior to the public announcement of the acquisition, on the date of this report or on the date on which our stockholders actually receive shares of SunEdison common stock or convert the convertible notes issued in connection with the acquisition. Accordingly, as of the date of this report, our stockholders will not know, or be able to calculate, the exact market value of the consideration that such stockholders will receive upon consummation of the acquisition.

The SunEdison convertible notes issued in connection with the acquisition may not have an active market and their price may be volatile. You may be unable to sell the SunEdison notes at the price you desire or at all.

There is no existing trading market for the SunEdison notes that will be issued in connection with the acquisition. Although the sale and issuance of the SunEdison notes in the acquisition will be registered with the SEC and the notes will be freely tradable, there can be no assurance that a liquid market will develop or be maintained for such notes, that you will be able to sell any of the notes you receive in the acquisition at a particular time (if at all) or that the price you receive if or when you sell such notes will be at or above the value of such notes at the closing of the acquisition. The liquidity of any trading market that may develop for the notes, and the price quoted for such notes, may be adversely affected by, among other things:

•	changes in the overall market for debt securities;
•	changes in SunEdison’s financial performance or prospects;
•	the prospects for companies in SunEdison’s industry generally;
•	the number of holders of the notes; and
•	prevailing interest rates.

The following risk factors assume that we remain a stand-alone company except as otherwise noted.

Risks Related to our Business

We need to enter into substantial additional financing arrangements to facilitate our customers’ access to our solar energy systems, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of July 31, 2015, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion which will enable us to install solar energy systems of total fair market value approximating $2.6 billion.

As of July 31, 2015, we had remaining residential tax equity commitments to fund approximately 209 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $934 million. As of July 31, 2015, we had entered into one C&I investment fund with a total committed capital amount of $150.0 million. The C&I investment fund was not operational as of July 31, 2015. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects.

To meet the capital needs of our growing business, we will need to obtain additional financing from new investors and investors with whom we currently have arrangements. If any of the financial institutions that currently provide financing decide not to invest in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to provide financing and negotiate new financing terms. In addition, the pendency of the SunEdison acquisition and the risks and uncertainties associated with it may adversely affect the willingness of parties to enter into financing arrangements with us. Furthermore, the Merger Agreement provides that, during pendency of the SunEdison acquisition, we will not, without the prior consent of SunEdison, incur, assume or guarantee any indebtedness, or make any loans or advances to any other person. If the SunEdison acquisition is not completed, or if we are unable to obtain SunEdison’s consent, these restrictions could limit our ability to meet our capital needs.

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

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would make our current products less competitive with the price of electricity from the power grid. For example, the California Public Utilities Commission recently issued a decision that will transition residential rates over the next four years from a four-tiered structure to a two-tiered structure, with only a 25% differential between the two rates and a surcharge for very high energy users. It is possible that this change could have the effect of lowering the incentive for residential customers of California’s large investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reduce demand for our products. In addition, California is in the process of shifting to a time-of-use rate structure in the coming years. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our offerings. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection process have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, California has adopted and is in the process of implementing Assembly Bill 327, which has lifted the capacity caps on net metering applicable to each utility in the state, but also allows fixed charges or minimum bills of up to $10 to be imposed on future net metering customers. The California Public Utilities Commission recently issued a decision that allowed utilities to impose a minimum $10 monthly bill for residential customers, approved the concept of fixed charges and will permit the utilities to propose such fixed charges again in 2018. This may result in monthly charges being imposed on our customers in California. Additionally, certain utilities in Arizona have recently approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation as well as the state’s net metering program. These policy changes may be less favorable to our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives could adversely impact our business.

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these governmental and regulatory programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy with those customers as an alternative to utility-provided power. However, these programs may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated. These reductions or terminations often occur without warning. For example, the Arizona Department of Revenue recently decided that it will begin to collect property taxes in 2015 on rooftop solar energy systems such as ours. In addition, the financial value of certain incentives decreases over time. For example, the value of solar renewable energy certificates, or SRECs, in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our financial results.

The federal government currently offers a 30% investment tax credit, or the ITC, under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; the 30% rate continues until December 31, 2016. By statute, the ITC is scheduled to decrease to 10% of the fair market value of a solar energy system on January 1, 2017, and the amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction, the rate of growth of installations of our residential solar energy systems could be negatively impacted. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2017, unless modified by an intervening change in law, will significantly impact the attractiveness of solar energy to these investors and could potentially harm our business. In addition, as we approach the scheduled decrease in the ITC, delays in obtaining interconnection approval from the local utility as a result of changes to regulations, policies or interconnection process or other reasons may result in the loss of our ability to obtain the higher 30% ITC for systems installed in the months and weeks approaching the end of 2016, which would be harmful to our business.

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

Forty-four states, Puerto Rico and the District of Columbia have adopted some form of net metering. Each of the states where we currently serve customers has adopted some form of a net metering policy. In recent years, net metering programs have been subject to regulatory scrutiny in some states, such as Arizona, California, Colorado, Hawaii and Utah. Generally, the programs have been upheld in their current form, though some were subject to minor modification and others, including Arizona, California and Hawaii, are undergoing additional regulatory review. In California, for example, changes to the current net metering tariff have the effect of lowering the rate associated with a customer’s export of electricity to the grid. California’s current net metering rules, as applied to the state’s three large investor-owned utilities (San Diego Gas and Electric Company, Southern California Edison Company and Pacific Gas and Electric Company), would generally be grandfathered for a period of 20 years, but only for systems installed prior to the earlier of July 1, 2017 or the date the applicable utility reaches its statutory net metering cap. This net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 607 megawatts for San Diego Gas and Electric Company; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. Once the net metering cap is reached for one of the three investor-owned utilities, customers of that utility seeking to net meter will be required to take service under the new net metering tariff. As reflected in their June 30, 2015 reports required by statute, these investor-owned utilities have approximately 30%, 46% and 36%, respectively, of capacity remaining under their respective net metering caps. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities.

In January 2015, Hawaiian Electric Company proposed material changes to the net metering program on the islands of Hawaii, Oahu and Maui. On March 31, 2015, Hawaii’s Public Utilities Commission declined to rule on this proposal, but set forth a schedule for investigating a transition from the existing distributed generation policies (including net metering) to new tariffs for distributed energy resources in Hawaii. If net metering caps in certain jurisdictions are reached while they are still in effect, if the value of the credit that customers receive for net metering is significantly reduced, if utility rate structures are altered, or if fees are imposed on net metering customers, future customers may be unable to recognize the same level of cost savings associated with net metering that current customers enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would significantly limit customer demand for our solar energy systems and the electricity they generate and could adversely impact our business, results of operations and future growth. For example, shortly after expanding our operations into Nevada, the state’s primary electric utility reached its net metering cap. As a result, we have suspended operations in Nevada pending revisions to the net metering available in the state.

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

We are not regulated as an electric utility in any of the markets in which we currently operate. As a result, we are not subject to the various federal, state and local standards, restrictions and regulatory requirements applicable to traditional utilities. Any federal, state, or local regulations that cause us to be treated as an electric utility, or to otherwise be subject to a similar regulatory regime of commission-approved operating tariffs, rate limitations, and related mandatory provisions, could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting, restricting or otherwise regulating our sale of electricity. If we were subject to the same state or federal regulatory authorities as electric utilities in the United States or if new regulatory bodies were established to oversee our business in the United States, then our operating costs would materially increase.

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

Solar energy systems that began construction or satisfied a safe harbor by incurring eligible project costs prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the “American Recovery and Reinvestment Act of 2009,” or the U.S. Treasury grant. Separate from the IRS fair market value determination for purposes of ITCs, the U.S. Treasury Department has issued subpoenas related to its cash grant program and reviewed the fair market value determinations of a number of other significant participants in residential solar investment funds. Although we were not a target of this investigation, after discussions with the U.S. Treasury Department in early 2013, we accepted approximately $2.5 million less in cash grant payments than we had originally anticipated, a reduction of approximately 12%, which reduction affected a single investment fund. Although we were not obligated to make any payments to the investor in such fund, this resulted in a reduction of the fund investor’s overall investment by approximately $1.0 million. We had no other existing cash grant investment funds as of June 30, 2015, but if we were to enter into such funds in the future we may be required to engage in further discussions with, or otherwise be subject to investigation by, the U.S. Treasury Department in relation to applications for cash grants made by such funds.

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

Our fund investors expect returns partially in the form of cash and, to enable such returns, our investment funds contain terms that contractually require the investment funds to make priority distributions to the fund investor, to the extent cash is available, until it achieves its targeted rate of return. The amounts of potential future distributions under these arrangements depends on the amounts and timing of receipt of cash flows into the investment fund, almost all of which is generated from customer payments related to solar energy systems that have been previously purchased (or leased, as applicable) by such fund. If such cash flows are lower than expected, the priority distributions to the investor may continue for longer than initially anticipated. Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to, or make capital contributions to the fund, so that such distributions owed to us, or additional capital contributions made by us, can be redirected to the fund investor such that it achieves the targeted return. For example, as of December 31, 2014, we accrued an estimated $4.0 million capital contribution to reimburse a fund investor a portion of its capital contribution in order to true-up the investor’s expected rate of return primarily due to a delay in solar energy systems being interconnected to the utility grid and other factors.

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

In September 2014, we entered into an aggregation credit facility, which was subsequently amended in February 2015, pursuant to which we may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an aggregate of $175.0 million in additional borrowings. In addition, in March 2015, we entered into a revolving credit facility pursuant to which we may borrow up to an aggregate of $131.0 million. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. These credit facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar restrictions. In addition, certain of our affiliates, including our sister company Vivint Inc., or Vivint, are and may in the future be restricted in engaging in transactions with us pursuant to the terms of the instruments governing indebtedness incurred by them. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of June 30, 2015, approximately 45% of our cumulative installations and approximately 49% of our total offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

We continue to take steps to remediate the underlying causes of the material weakness. As of June 30, 2015, we are in process of designing, implementing and improving our controls and processes. We continue to hire additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We are also in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We continue to engage third-party consultants to provide support over our accounting, tax and financial reporting process to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

We have incurred operating losses since our inception. We incurred net losses of $165.9 million and $149.7 million for the year ended December 31, 2014 and the six months ended June 30, 2015. We expect to continue to incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

We have historically only provided our offerings to residential customers. We compete with companies who sell solar energy systems in the commercial, industrial and government markets, in addition to the residential market. While we have recently entered the commercial and industrial market, and while we believe that in the future we may have opportunities to expand our operations into other markets, there are no assurances that our design and installation systems will work for non-residential customers or that we will be able to compete successfully with companies with historical presences in such markets we may not realize the anticipated benefits of entering such markets, and entering new markets has numerous risks, including the following:

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

If we are unable to successfully compete in the commercial and industrial market, our operating results and growth prospects could be materially adversely affected. Additionally, there is intense competition in the residential solar energy market in the markets in which we operate. As new entrants continue to enter into these markets, we may be unable to gain or maintain market share and we may be unable to compete with companies that earn revenue in both the residential market and non-residential markets.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2014, Trina Solar Limited and Yingli Green Energy Americas, Inc. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. accounted for substantially all of our inverter purchases. In the six months ended June 30, 2015, Trina Solar Limited and Yingli Green Energy Americas, Inc. accounted for all of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

Historically, we purchased the components for our solar energy systems on an as-needed basis and did not operate under long-term supply agreements. Recently, we have entered into multi-year agreements with certain of our major suppliers. These purchase orders are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase almost all of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. In addition, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan. These tariffs, and any tariffs or duties, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand. Further, certain of these multi-year agreements require us to make minimum volume purchases on a quarterly basis. As of June 30, 2015, we have met these minimum purchase requirements. However, if we fail to meet such minimum purchases in the future, we may be required to make additional payments or breach our contracts, which could adversely affect our results of operations and damage our relationships with these suppliers.

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

Even if this support were to continue, the U.S. government could impose additional tariffs on solar cells manufactured in China. In 2012, the U.S. government imposed anti-dumping tariffs on Chinese crystalline silicon photovoltaic cells on a manufacturer specific basis with rates ranging from approximately 18.3% to 250.0%, and applicable countervailing duty rates ranging from approximately 14.8% to 16.0%. In 2014, the U.S. government broadened its investigation of Chinese pricing practices in this area to include solar panels and modules produced in China containing solar cells manufactured in other countries. In July 2015, the U.S. government announced antidumping duties ranging from 9.67% to 238.95% on imports of the majority of solar panels made in China, and, in December 2014, rates ranging from 11.5% to 27.6% on imported solar cells made in Taiwan. Countervailing duties ranging from 15.43% to 49.8% for Chinese modules have also been announced, and in July 2015 were set at 20.94% for most Chinese modules. In January 2015, the antidumping duties were confirmed by a determination of the U.S. International Trade Commission that material harm to the U.S. solar industry had occurred. These combined tariffs would make such solar cells less competitively priced in the United States, and the Chinese and Taiwanese manufacturers may choose to limit the amount of solar equipment they sell into the United States. As a result, it may be easier for solar cell manufacturers located outside of China or Taiwan to increase the prices of the solar cells they sell into the United States. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, our financial results will be adversely affected.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of approximately 615 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because our current compensation structure contains volume related components, our installation employees may be incentivized to work more quickly than installers that are compensated differently. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

We have experienced significant growth in recent periods with the cumulative capacity of our solar energy systems growing from 72.8 megawatts as of December 31, 2013 to 339.9 megawatts as of June 30, 2015, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer, Greg Butterfield. We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. In the three months ended June 30, 2015, one-third of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan vested. In addition, one-third of the options remained outstanding and will vest if 313 Acquisition LLC receives a return on its invested capital at a pre-established threshold, subject to the employee’s continued service through the receipt of such return. While our initial public offering did not itself constitute an event that would trigger vesting, subsequent sales by 313 Acquisition LLC of our common stock could result in the vesting of such options. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time or times. This decrease in retention incentive could cause significant turnover after these options vest. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our solar energy customers purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of June 30, 2015, the average FICO score of our customers was approximately 755. However, as we grow our business, we expect that the risk of customer defaults will increase. As a result, our reserve for this exposure is estimated to be $0.7 million as of June 30, 2015, and our future exposure may exceed the amount of such reserves.

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

Our business substantially focuses on contracts and transactions with residential customers. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. For example, Arizona recently enacted a new statute that will require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. This new law, which will take effect on December 31, 2015, will require us to amend the standard legal-form lease we provide customers in Arizona to, among other things, include an acknowledgement by the customer of any restrictions on the ability to transfer ownership of the solar energy system or underlying property and provide contact information for any party that has the right to review or approve such as transfer. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, members of the U.S. House of Representatives have recently sent letters to the Consumer Financial Protection Board, or CFPB, and the Federal Trade Commission, or FTC, requesting that these agencies investigate the sales practices of companies providing solar energy system leases to residential consumers. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if the CFPB or FTC or other regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of solar leases to residential consumers, responding to such investigation or complying with such regulations could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers. Additionally, we cannot ensure that our sales force will comply with our standard practices and policies, and any such non-compliance which violates applicable laws or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to June 30, 2015, the closing price of our common stock has ranged from a high of $16.01 to a low of $7.94. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	changes in laws or regulations applicable to our industry or offerings;
•	additions or departures of key personnel;
•	the failure of securities analysts to cover our common stock;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our stockholders;
•	the expiration of contractual lock-up agreements;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions; and
•	potential acquisitions.

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

As of June 30, 2015, we had 106.5 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, 0.6 million shares of our common stock reserved for future issuance under our Long-Term Incentive Plan were issued, vested and became immediately tradable without restriction on April 15, 2015. Approximately 2.7 million additional shares of our common stock reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction on the date that The Blackstone Group L.P., our sponsor, and its affiliates achieve specified returns on their invested capital. On the date that is 18 months after the closing of our initial public offering, approximately 0.7 million shares reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction. For more information regarding the shares reserved under our Long Term Incentive Plan see the section of the Prospectus captioned “Shares Eligible for Future Sale.”

Further, options to purchase 9.3 million shares of common stock remained outstanding as of June 30, 2015, with 3.7 million of those shares being vested and exercisable as of June 30, 2015. Of the 5.6 million shares that are not yet vested, 2.2 million shares are subject to ratable time-based vesting over a five year period and 0.2 million shares are subject to time-based vesting over a four year period with 25% vesting after 1 year and 6.25% vesting quarterly thereafter. All shares subject to time-based vesting will become immediately tradable once vested. The remaining 3.2 million shares are subject to vesting upon certain performance conditions and will vest and become immediately tradable when 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $500 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012). As of June 30, 2015, 0.8 million restricted stock units remained outstanding, most of which are time-based and vest over four years with 25% vesting after 1 year and 6.25% vesting quarterly thereafter.

Stockholders owning an aggregate of 84.7 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. On October 1, 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements. Upon effectiveness of this registration statement, subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Our sponsor and its affiliates control us and their interests may conflict with ours or yours in the future.

As of June 30, 2015, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 77% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

VIVINT SOLAR, INC.

Date: August 11, 2015	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2015	/s/ DANA C. RUSSELL
Dana C. Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)