Form 10-Q
period 2015-09-30
Vivint Solar, Inc.
filed 2015-11-16
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, 106,537,391 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,755	$261,649
Accounts receivable, net	5,464	1,837
Inventories	472	774
Prepaid expenses and other current assets	20,861	16,806
Total current assets	108,552	281,066
Restricted cash and cash equivalents	13,172	6,516
Solar energy systems, net	986,908	588,167
Property and equipment, net	34,048	13,024
Intangible assets, net	4,462	18,487
Goodwill	36,601	36,601
Prepaid tax asset, net	247,861	111,910
Other non-current assets, net	9,409	8,553
TOTAL ASSETS(1)	$1,441,013	$1,064,324
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$87,890	$51,354
Accounts payable—related party	1,544	2,132
Distributions payable to non-controlling interests and redeemable non-controlling interests	8,316	6,780
Accrued compensation	21,102	16,794
Current portion of deferred revenue	423	314
Current portion of capital lease obligation	5,147	3,502
Accrued and other current liabilities	34,286	14,016
Total current liabilities	158,708	94,892
Capital lease obligation, net of current portion	9,801	6,176
Long-term debt	253,000	105,000
Deferred tax liability, net	193,692	112,227
Deferred revenue, net of current portion	30,118	4,466
Other non-current liabilities	15,255	—
Total liabilities(1)	660,574	322,761
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	171,179	128,427
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 106,537 shares issued and outstanding as of September 30, 2015; 1,000,000 authorized, 105,303 shares issued and outstanding as of December 31, 2014	1,065	1,053
Additional paid-in capital	528,252	502,785
Retained earnings (accumulated deficit)	421	(25,849)
Total stockholders' equity	529,738	477,989
Non-controlling interests	79,522	135,147
Total equity	609,260	613,136
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$1,441,013	$1,064,324

(1)

The Company’s assets as of September 30, 2015 and December 31, 2014 include $914.1 million and $540.1 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $883.0 million and $525.9 million as of September 30, 2015 and December 31, 2014; cash and cash equivalents of $25.9 million and $12.6 million as of September 30, 2015 and December 31, 2014; and accounts receivable, net, of $5.3 million and $1.5 million as of September 30, 2015 and December 31, 2014. The Company’s liabilities as of September 30, 2015 and December 31, 2014 included $42.8 million and $11.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $8.3 million and $6.8 million as of September 30, 2015 and December 31, 2014; deferred revenue of $30.5 million and $4.6 million as of September 30, 2015 and December 31, 2014; accrued and other current liabilities of $0.9 million and $0 as of September 30, 2015 and December 31, 2014; and other non-current liabilities of $3.1 million and $0 as of September 30, 2015 and December 31, 2014. For further information see Note 10—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Operating leases and incentives	$21,781	$7,131	$45,662	$15,798
Solar energy system and product sales	693	1,202	2,492	2,600
Total revenue	22,474	8,333	48,154	18,398
Operating expenses:
Cost of revenue—operating leases and incentives	37,624	19,515	94,799	47,161
Cost of revenue—solar energy system and product sales	470	627	1,384	1,510
Sales and marketing	12,051	5,220	37,181	16,229
Research and development	1,047	431	2,549	1,403
General and administrative	21,954	37,170	71,948	63,276
Amortization of intangible assets	3,711	3,727	11,195	11,155
Impairment of intangible assets	—	—	4,506	—
Total operating expenses	76,857	66,690	223,562	140,734
Loss from operations	(54,383)	(58,357)	(175,408)	(122,336)
Interest expense	3,351	3,261	8,208	7,335
Other expense	26	297	399	1,462
Loss before income taxes	(57,760)	(61,915)	(184,015)	(131,133)
Income tax (benefit) expense	(7,448)	(10,222)	15,977	(3,286)
Net loss	(50,312)	(51,693)	(199,992)	(127,847)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(50,780)	(16,415)	(226,262)	(105,103)
Net income available (loss attributable) to common stockholders	$468	$(35,278)	$26,270	$(22,744)
Net income available (loss attributable) per share to common stockholders:
Basic	$0.00	$(0.45)	$0.25	$(0.30)
Diluted	$0.00	$(0.45)	$0.24	$(0.30)
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	106,492	78,428	105,932	76,160
Diluted	110,223	78,428	109,694	76,160

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199,992)	$(127,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,771	5,435
Amortization of intangible assets	11,195	11,270
Impairment of intangible assets	4,506	—
Loss on removal of solar energy systems	1,169	—
Stock-based compensation	23,206	20,846
Amortization of deferred financing costs	2,557	1,522
Noncash contributions for services	—	181
Noncash interest expense	—	4,280
Deferred income taxes	77,480	45,567
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,627)	(1,893)
Inventories	302	21
Prepaid expenses and other current assets	1,498	(11,610)
Prepaid tax asset, net	(135,951)	(45,817)
Other non-current assets, net	(990)	(11,350)
Accounts payable	6,570	1,243
Accounts payable—related party	(588)	(3,061)
Accrued compensation	3,713	(2,786)
Deferred revenue	25,761	1,340
Accrued and other current liabilities	21,785	7,788
Net cash used in operating activities	(144,635)	(104,871)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(383,674)	(249,612)
Payment in connection with business acquisition, net of cash acquired	—	(12,040)
Payments for property and equipment	(5,282)	(3,056)
Change in restricted cash and cash equivalents	(6,656)	(1,516)
Purchase of intangible assets	(1,675)	(269)
Proceeds from U.S. Treasury grants	—	190
Net cash used in investing activities	(397,287)	(266,303)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	232,071	240,863
Distributions paid to non-controlling interests and redeemable non-controlling interests	(17,146)	(5,484)
Proceeds from long-term debt	148,000	87,000
Proceeds from short-term debt	—	75,500
Payments on short-term debt	—	(75,500)
Payments for debt issuance costs	(3,078)	—
Proceeds from lease pass-through financing obligation	4,005	—
Proceeds from revolving lines of credit—related party	—	154,500
Payments on revolving lines of credit—related party	—	(141,500)
Principal payments on capital lease obligations	(3,600)	(1,810)
Proceeds from issuance of common stock	648	103,500
Payments for deferred offering costs	(589)	(5,784)
Excess tax effects from stock-based compensation	1,717	—
Net cash provided by financing activities	362,028	431,285
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(179,894)	60,111
CASH AND CASH EQUIVALENTS—Beginning of period	261,649	6,038
CASH AND CASH EQUIVALENTS—End of period	$81,755	$66,149
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in accounts payable, accrued compensation and other accrued liabilities	$28,619	$33,596
Property acquired under build-to-suit agreements	$12,250	$—
Vehicles acquired under capital leases	$8,882	$6,421
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$1,536	$2,302
Receivable for tax credit recorded as a reduction to solar energy system costs	$914	$3,380

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. was incorporated as a Delaware corporation on August 12, 2011. Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company commenced operations in May 2011. The Company offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements and solar energy system leases. The Company enters into these long-term customer contracts and legal-form leases through a sales organization that primarily uses a direct-to-home sales model. The long-term customer contracts are typically for 20 years and require the customer to make monthly payments to the Company. In May 2015, the Company began offering solar energy systems to commercial and industrial (“C&I”) customers through long-term customer contracts. On July 20, 2015, the Company entered into an Agreement and Plan of Merger with SunEdison, the world’s largest renewable energy development company, and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2015. The unaudited condensed consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015 or for any other interim period or other future year.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary in all but one of its operational VIEs, which are consolidated by the Company. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 10—Investment Funds.

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

Comprehensive Income (Loss)

As the Company has no other comprehensive income or loss, comprehensive income (loss) is the same as net income available (loss attributable) to common stockholders for all periods presented.

Other Changes

During the nine months ended September 30, 2015, the Company reassessed its reportable segments as discussed in Note 17—Segment Information. There have been no other changes to the Company’s significant accounting policies as described in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, an acquirer is required to retrospectively adjust any provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments to provisional amounts, the update eliminates the requirement to retrospectively account for those adjustments. This update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company does not currently have acquisitions which would be affected by this update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which addresses an omission in ASU 2015-03. In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a direct reduction from the carrying amount of that debt liability similar to debt discounts. Existing recognition and measurement guidance is not impacted. However, ASU 2015-15 acknowledges that ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Per ASU 2015-15, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective immediately. ASU 2015-03 is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company has debt issuance costs related to line-of-credit arrangements and has adopted ASU 2015-15, which resulted in no change of presentation. If the Company enters into other debt arrangements that fall under ASU 2015-03, the Company will account for any related debt issuance costs per the update upon its effectiveness in the first quarter of 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, and the standard is now effective for the Company on January 1, 2018. The deferral allows for early adoption of the standard, which for the Company would be on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is evaluating the impact this update will have on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update makes some targeted changes to current consolidation guidance. These changes impact both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are VIEs. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company currently consolidates all but one of its VIEs and does not anticipate that ASU 2015-02 will have a significant impact on its consolidated financial statements and related disclosures.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Money market funds	607	—	—	607
Total financial assets	$607	$1,900	$—	$2,507

The carrying amounts of certain financial instruments of the Company, consisting of cash and cash equivalents excluding time deposits, accounts receivable, accounts payable, accounts payable—related party and distributions payable to redeemable non-controlling interests (all Level I) approximate fair value due to their relatively short maturities. Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s long-term debt is carried at cost and was $253.0 million and $105.0 million as of September 30, 2015 and December 31, 2014. The Company estimated the fair values of long-term debt to approximate its carrying values as interest accrues at a floating rate based on market rates. The Company did not realize gains or losses related to financial assets for any of the periods presented.

4.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
System equipment costs	$784,725	$478,502
Initial direct costs related to solar energy systems	147,098	75,349
	931,823	553,851
Less: Accumulated depreciation and amortization	(25,173)	(10,186)
	906,650	543,665
Solar energy system inventory	80,258	44,502
Solar energy systems, net	$986,908	$588,167

The Company recorded depreciation and amortization expense related to solar energy systems of $6.3 million and $2.0 million for the three months ended September 30, 2015 and 2014. Depreciation and amortization expense related to solar energy systems of $15.0 million and $5.1 million was recorded for the nine months ended September 30, 2015 and 2014.

5.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	September 30,	December 31,
	Useful Lives	2015	2014
Vehicles acquired under capital leases	3 years	$22,034	$13,351
Furniture and computer and other equipment	3 years	5,730	2,183
Leasehold improvements	1-3 years	3,933	2,088
		31,697	17,622
Less: Accumulated depreciation and amortization		(9,899)	(4,598)
		21,798	13,024
Build-to-suit assets		12,250	—
Property and equipment, net		$34,048	$13,024

The Company recorded depreciation and amortization expense related to property and equipment of $2.2 million and $1.0 million for the three months ended September 30, 2015 and 2014. Depreciation and amortization expense related to property and equipment of $5.6 million and $2.2 million was recorded for the nine months ended September 30, 2015 and 2014.

The Company leases fleet vehicles that are accounted for as capital leases. Depreciation on vehicles under capital leases totaling $1.4 million and $0.8 million was capitalized in solar energy systems, net for the three months ended September 30, 2015 and 2014. Depreciation on vehicles under capital leases totaling $3.8 million and $2.0 million was capitalized in solar energy systems, net for the nine months ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2015 and 2014, a de minimis amount of depreciation was also expensed.

Because of its involvement in certain aspects of the construction of a new headquarters building in Lehi, UT, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $12.3 million as of September 30, 2015. See Note 15—Commitments and Contingencies.

6.	Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Cost:
Customer contracts	$43,783	$43,783
Customer relationships	164	738
Trademarks/trade names	201	1,664
Developed technology	522	1,295
In-process research and development	—	2,097
Internal-use software	2,038	370
Total carrying value	46,708	49,947
Accumulated amortization:
Customer contracts	(41,959)	(31,013)
Customer relationships	(55)	(135)
Trademarks/trade names	(33)	(152)
Developed technology	(109)	(160)
Internal-use software	(90)	—
Total accumulated amortization	(42,246)	(31,460)
Total intangible assets, net	$4,462	$18,487

The Company recorded amortization expense of $3.7 million for the three months ended September 30, 2015 and 2014, which was included in amortization of intangible assets in the condensed consolidated statements of operations. The Company recorded amortization expense of $11.2 million for the nine months ended September 30, 2015. Amortization expense was $11.3 million for the nine months ended September 30, 2014, of which $0.1 million was recorded in cost of revenue-solar energy system and product sales.

In February 2015, the Company decided to discontinue the external sales of the SunEye and PV Designer products, the rights to which the Company acquired when it acquired Solmetric Corporation, or Solmetric, in January 2014. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. In-process research and development, which was intended to generate Solmetric product sales in the residential market, was discontinued and deemed fully impaired resulting in a charge of $2.1 million. The Solmetric, SunEye and PV Designer trade names will no longer be utilized and were deemed fully impaired resulting in a charge of $1.3 million. The SunEye and PV Designer developed technology assets were deemed fully impaired resulting in a charge of $0.7 million. Customer relationships were deemed partially impaired by $0.4 million due to the loss of external customers who purchased the discontinued products. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the nine months ended September 30, 2015.

7.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll	$12,915	$10,219
Accrued commissions	8,187	6,575
Total accrued compensation	$21,102	$16,794

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Income tax payable	$19,031	$4,097
Accrued professional fees	4,593	1,289
Sales and use tax payable	3,023	5,052
Accrued litigation settlements	2,215	450
Deferred rent	1,173	1,090
Current portion of lease pass-through financing obligation	901	—
Accrued unused commitment fees and interest	582	478
Fleet expenses	558	470
Other accrued expenses	2,210	1,090
Total accrued and other current liabilities	$34,286	$14,016

9.	Debt Obligations

Debt obligations consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Aggregation credit facility	$183,000	$105,000
Working capital credit facility	70,000	—
Total debt	253,000	105,000

Working Capital Credit Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $131.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. As of September 30, 2015, the Company had incurred an aggregate of $70.0 million in borrowings under the Working Capital Facility. Further, the Company established a letter of credit under the Working Capital Facility for $3.3 million related to an insurance contract. As such, the remaining borrowing capacity was $76.7 million as of September 30, 2015.

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

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of September 30, 2015, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $0.7 million and $1.1 million for the three and nine months ended September 30, 2015. No interest expense was recorded for the three and nine months ended September 30, 2014. As of September 30, 2015, the current portion of deferred debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred debt issuance costs of $1.9 million was recorded in other non-current assets, net in the condensed consolidated balance sheet.

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

As of September 30, 2015, the Company had incurred an aggregate of $183.0 million in term loan borrowings under the Aggregation Facility. The remaining borrowing capacity was $192.0 million as of September 30, 2015. However, the Company does not have immediate access to the remaining $192.0 million balance as future borrowings are dependent on when it has solar energy system revenue to collateralize the borrowings.

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

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of September 30, 2015, the Company was in compliance with such covenants.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense for this facility was approximately $2.6 million and $0.3 million for the three months ended September 30, 2015 and 2014. Interest expense for this facility was approximately $7.0 million and $0.3 million for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, the current portion of deferred debt issuance costs of $3.0 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred debt issuance costs of $4.4 million was recorded in other non-current assets, net in the condensed consolidated balance sheet. In addition, an interest reserve of $3.2 million was held in an account with the administrative agent and was included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Bank of America, N.A. Term Loan Credit Facility

In May 2014, the Company entered into a term loan credit facility for an aggregate principal amount of $75.5 million with certain financial institutions for which Bank of America, N.A. acted as administrative agent. In September 2014 and in connection with the closing of the Aggregation Facility, the Company repaid the then outstanding $75.5 million in aggregate borrowings and terminated the agreement. There was no interest expense incurred for the three and nine months ended September 30, 2015 under this agreement. Interest expense from inception of the Term Facility in May 2014 through payoff in September 2014 was approximately $1.3 million.

Revolving Lines of Credit—Related Party

On October 9, 2014, the Company repaid $58.8 million in aggregate borrowings and interest owed to Vivint under two loan agreements, which were terminated upon repayment. There was no interest expense incurred for the three and nine months ended September 30, 2015 under these agreements. Interest expense was $1.4 million and $4.2 million for the three and nine months ended September 30, 2014 under these agreements.

10.	Investment Funds

As of September 30, 2015, the Company had formed 17 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$25,924	$12,641
Accounts receivable, net	5,264	1,542
Total current assets	31,188	14,183
Solar energy systems, net	882,961	525,903
Total assets	$914,149	$540,086
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$8,316	$6,780
Current portion of deferred revenue	413	237
Accrued and other current liabilities	930	—
Total current liabilities	9,659	7,017
Deferred revenue, net of current portion	30,047	4,335
Other non-current liabilities	3,104	—
Total liabilities	$42,810	$11,352

Residential Investment Funds

As of September 30, 2015, the Company had formed 16 residential investment funds. Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of September 30, 2015 and December 31, 2014, the cumulative total of contributions into the VIEs by all investors was $712.3 million and $480.2 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods.

All residential investment funds except for one were operational as of September 30, 2015. The Company did not have any assets, liabilities or activity associated with that fund. Total available committed capital under that fund was $175.0 million as of September 30, 2015.

C&I Investment Fund

In May 2015, a wholly owned subsidiary of the Company entered into a C&I solar investment fund arrangement with a fund investor. The fund was not operational as of September 30, 2015, and as such, the Company did not have any assets or liabilities associated with the fund. The total available committed capital under the fund is $150.0 million, which is expected to be contributed through 2016.

Lease Pass-Through Financing Obligation

In the three months ended September 30, 2015, a new lease pass-through fund arrangement became operational under which the Company contributes solar energy systems and the investor contributes cash. Contemporaneously, a subsidiary of the Company entered into a master lease arrangement to lease the solar energy systems and the associated customer lease or power purchase agreements to the fund investor. The Company’s subsidiary makes a tax election to pass-through the investment tax credits (“ITCs”) that accrue to the solar energy systems to the fund investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations. The solar energy systems are included under solar energy systems, net in the condensed consolidated balance sheets, and as of September 30, 2015, the net carrying value of the solar energy systems was $36.5 million.

Under the arrangement, the fund investor makes a large upfront payment to the Company’s subsidiary and subsequent periodic payments. The Company allocates a portion of the aggregate payments received from the fund investor to the estimated fair value of the assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investor. The Company’s subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, the Company recognizes revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The amounts allocated to ITCs are initially recorded as deferred revenue in the condensed consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives in the condensed consolidated statements of operations based on the anniversary of each solar energy system’s placed in service date over the next five years.

The Company accounts for the residual of the payments received from the fund investor, net of amounts allocated to ITCs, as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which will be repaid through customer payments that will be received by the investor. Under this approach, the Company continues to account for the arrangement with the customers in its condensed consolidated financial statements, whether the cash generated from the customer arrangements is received by the lessor or paid directly to the fund investor. A portion of the amounts received by the fund investor from customer payments is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The customer payments are recognized into revenue based on cash receipts during the period as required by GAAP. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by a fund investor over the master lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company. The lease pass-through financing obligation is nonrecourse once the associated assets have been placed in service and all the customer arrangements have been assigned to the fund investor.

The fund investor is responsible for services such as warranty support, accounting, lease servicing and performance reporting, which have been outsourced to the Company under administrative and maintenance service agreements.

Guarantees

With respect to the investment funds, the Company and the fund investors have entered into guaranty agreements under which the Company guarantees the performance of certain obligations of its subsidiaries to the investment funds. These guarantees do not result in the Company being required to make payments to the fund investors unless such payments are mandated by the investment fund governing documents and the investment fund fails to make such payment. The Company is also contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs.

As of December 31, 2014, the Company accrued an estimated $4.0 million distribution to reimburse a fund investor a portion of its capital contribution in order to true-up the investor’s expected rate of return primarily due to a delay in solar energy systems being interconnected to the utility grid and other factors. During the nine months ended September 30, 2015, the Company accrued an additional $1.0 million and paid the contractually agreed upon distribution of $5.0 million to the fund investor.

As a result of the guaranty arrangements in certain funds, the Company is required to hold minimum cash balances of $10.0 million and $5.0 million as of September 30, 2015 and December 31, 2014, which are classified as restricted cash and cash equivalents on the condensed consolidated balance sheets.

11.Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30,	December 31,
	2015	2014
Stock options issued and outstanding	9,284	10,053
Restricted stock units issued and outstanding	983	22
Shares available for grant under equity incentive plans	12,245	8,783
Long-term incentive plan	3,382	4,059
Total	25,894	22,917

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2014	$128,427
Contributions from redeemable non-controlling interests	79,356
Distributions to redeemable non-controlling interests	(5,099)
Net loss	(31,505)
Balance as of September 30, 2015	$171,179

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2014	$477,989	$135,147	$613,136
Stock-based compensation expense	23,206	—	23,206
Excess tax effects from stock-based compensation	1,717	—	1,717
Issuance of common stock	556	—	556
Contributions from non-controlling interests	—	152,715	152,715
Distributions to non-controlling interests	—	(13,583)	(13,583)
Net income (loss)	26,270	(194,757)	(168,487)
Balance as of September 30, 2015	$529,738	$79,522	$609,260

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

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying values of redeemable non-controlling interests at September 30, 2015 and December 31, 2014 was greater than the redemption values.

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

During the nine months ended September 30, 2015, the first performance condition was met and 3.3 million performance-based options immediately vested and became exercisable during the second quarter of 2015. The Company accelerated all remaining expense related to the vested options for the first performance condition, resulting in additional stock-based compensation expense of approximately $7.4 million in the second quarter of 2015.

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4.1 million shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). The purpose of the LTIP is to attract and retain key service providers and strengthen their commitment to the Company by providing incentive compensation measured by reference to the value of the shares of the Company’s common stock. Eligible participants include nonemployee direct sales personnel who sell the solar energy system contracts, employees that install and maintain the solar energy systems and employees that recruit new employees to the Company. During the nine months ended September 30, 2015, 0.6 million shares of common stock were awarded to participants under the LTIP. As of September 30, 2015, 3.4 million shares remained outstanding, as 0.1 million shares represented the exercise price that were returned to the 2014 Plan. The Company recognized zero and $8.3 million of expense related to these shares in the three and nine months ended September 30, 2015. No shares were awarded and no expense was recognized under the LTIP prior to the nine months ended September 30, 2015.

Stock Options

Stock Option Activity

Stock options are granted under the 2014 Plan and Omnibus Plan as described above. Stock option activity for the nine months ended September 30, 2015 was as follows (in thousands, except term and per share amounts):

			Weighted
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2014	10,053	$1.21		$80,790
Granted	114	12.56
Exercised	(595)	1.09
Cancelled	(288)	1.00
Outstanding—September 30, 2015	9,284	$1.37	8.1	$84,912
Options vested and exercisable—September 30, 2015	3,858	$1.21	8.1	$35,787
Options vested and expected to vest—September 30, 2015	8,899	$1.36	8.1	$81,452

The weighted-average grant date fair value of time-based stock options granted during the nine months ended September 30, 2015 and 2014 was $9.39 and $4.69 per share. No performance-based stock options were granted during the nine months ended September 30, 2015. The weighted-average grant date fair value of performance-based stock options granted during the nine months ended September 30, 2014 was $2.80 per share. The weighted-average grant date fair value of time-based stock options exercised during the nine months ended September 30, 2015 was $2.34 per share. The weighted-average grant date fair value of performance-based options exercised during the nine months ended September 30, 2015 was $6.92 per share. There were no options exercised for the nine months ended September 30, 2014. Intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

As of September 30, 2015, there was approximately $5.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to nonvested time-based and performance condition stock options. As of September 30, 2015, the time-based awards are expected to be recognized over the weighted-average period of 3.2 years. As of September 30, 2015, the performance-based awards are expected to be recognized over a weighted-average period of 1.4 years.

The total fair value of stock options vested for the nine months ended September 30, 2015 and 2014 was $14.1 million and $0.3 million.

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

Restricted Stock Units

Restricted stock units, or RSUs, are granted under the 2014 Plan and the LTIP as described above. RSU activity for the nine months ended September 30, 2015 was as follows (awards in thousands):

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2014	22	$16.00
Granted	1,623	13.06
Vested	(648)	13.42
Forfeited	(14)	12.97
Outstanding at September 30, 2015	983	12.89

The total grant date fair value of RSUs vested was $8.7 million for the nine months ended September 30, 2015. No RSUs vested in the nine months ended September 30, 2014. The Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date. As of September 30, 2015, there was approximately $8.8 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs, which is expected to be recognized over the weighted-average period of 3.0 years.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue—operating leases and incentives	$181	$710	$2,754	$765
Sales and marketing	751	421	10,054	611
General and administrative	1,512	18,899	10,122	19,470
Research and development	152	—	276	—
Total stock-based compensation	$2,596	$20,030	$23,206	$20,846

13.	Income Taxes

The income tax expense for the three months ended September 30, 2015 and 2014 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of 12.9% and 16.5%. For the nine months ended September 30, 2015 and 2014, the Company’s consolidated effective income tax rate was (8.7)% and 2.5%. The variations between the consolidated effective income tax rates and the U.S. federal statutory rate for the three and nine months ended September 30, 2015 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, the domestic production activities deduction and to reduced ITC allocations to the Company. The variations between the consolidated effective income tax rates and the U.S. federal statutory rate for the three and nine months ended September 30, 2014 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, nondeductible expenses and ITC allocations to the Company.

The Company recognizes sales of solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the assets has been eliminated in the condensed consolidated financial statements. These transactions are treated as intercompany sales and any tax expense incurred related to these sales is being deferred and amortized over the estimated useful life of the underlying systems which has been estimated to be 30 years. The deferral of the tax expense results in recording of a prepaid tax asset. As of September 30, 2015 and December 31, 2014, the Company recorded a long-term prepaid tax asset of $247.9 million and $111.9 million, net of amortization.

Uncertain Tax Positions

As of September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits. There was no interest and penalties accrued for any uncertain tax positions as of September 30, 2015 and December 31, 2014. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

14.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue—operating leases and incentives	$1,447	$2,139	$4,376	$5,524
Sales and marketing	328	610	1,589	956
General and administrative	211	310	5,013	3,220
Interest expense(1)	—	1,460	—	4,338

(1)	Includes revolving lines of credit—related party. See Note 9—Debt Obligations.

Vivint Services

In 2014, the Company negotiated and entered into a number of agreements with its sister company, Vivint Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint provides the Company with information technology and infrastructure, employee benefits and certain other services. Prior to the new agreements, under full service sublease and trademark agreements, Vivint provided to the Company various administrative services, such as management, human resources, information technology, facilities and use of corporate office space, and rights to use certain trademarks. The Company incurred fees under these agreements of $1.8 million and $2.4 million for the three months ended September 30, 2015 and 2014, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $5.3 million and $6.6 million for the nine months ended September 30, 2015 and 2014.

Payables to Vivint recorded in accounts payable—related party were $1.5 million and $2.1 million as of September 30, 2015 and December 31, 2014. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables including freight, healthcare cost reimbursements and ancillary purchases.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $1.6 million and $1.2 million as of September 30, 2015 and December 31, 2014. The Company provided a reserve of $1.2 million and $0.9 million as of September 30, 2015 and December 31, 2014 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

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

No fees were incurred under these agreements for the three months ended September 30, 2015 and 2014. The Company incurred fees of $4.4 million and $2.2 million for the nine months ended September 30, 2015 and 2014. This amount was recorded in general and administrative expense in the Company’s condensed consolidated statements of operations.

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

Non-Cancellable Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $3.0 million and $1.2 million for the three months ended September 30, 2015 and 2014. The aggregate expense incurred under these operating leases was $9.4 million and $2.6 million for the nine months ended September 30, 2015 and 2014.

In September 2014, the Company entered into a non-cancellable lease whereby the Company will terminate the current lease for its corporate headquarters in Lehi, UT and move into another building being constructed in the same general location. In July 2015, the Company amended the new lease for its new corporate headquarters building that is under construction. These amendments included an extension of the lease term to 12 years from five years with the option to extend for two additional periods of five years, an increase in the leased premises by approximately 32,000 square feet and a change in the base rent that will commence at approximately $0.3 million per month and increase over the term of the lease, as amended, at a rate of 2.5% annually. As a result of the amendment, the Company expects to make additional lease payments of $36.1 million over the initial term of the lease.

The Company also entered into new non-cancellable leases for the construction of a second office building and a studio building on the corporate headquarters campus that will increase the leased premises by approximately 160,000 square feet. The studio building is expected to be available in the second quarter 2016. The second office building is expected to be available in the first quarter of 2018, and the Company has the option to move the commencement date forward by providing a 12-month notice. Both leases have a term of 12 years with the option to extend for two additional periods of five years. The aggregate monthly rent payments under both leases will commence at approximately $0.4 million and increase at a rate of 2.5% annually. As a result of these new leases, the Company expects to make additional lease payments of $57.5 million over the initial terms of the leases.

Build-to-Suit Lease Arrangements

As discussed in Non-Cancellable Leases above, in September 2014, the Company entered into a non-cancellable lease whereby the Company will terminate the current lease for its corporate headquarters in Lehi, UT and move into another building being constructed in the same general location. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, as of September 30, 2015, the Company recorded a build-to-suit asset of $12.3 million included in property and equipment, net, which also includes $0.1 million in capitalized interest, and a $12.2 million build-to-suit lease liability included in other non-current liabilities.

Long-Term Purchase Agreements

In 2015, the Company entered into long term purchase agreements with certain key suppliers. These agreements require the Company to make minimum volume purchases on a quarterly basis. As of September 30, 2015, the Company has met these minimum purchase requirements, and no additional liability has been incurred or recorded.

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

Legal Proceedings

In December 2013, one of the Company’s former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of the Company’s subsidiaries, and unnamed John Doe defendants alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, the Company filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to preliminary terms of settlement, which were subsequently revised in mid-2015. The proposed settlement agreement contemplates a settlement payment from the Company in the amount of $0.4 million. On October 30, 2015, the Court entered a final order approving the settlement agreement. The Company has recorded a $0.4 million reserve related to this proceeding in its consolidated financial statements.

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

In September 2014, two former installation technicians of the Company, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against the Company and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for the Company’s payment of $1.7 million to be paid out to the purported class members. The settlement agreement must be approved by the Court, after notice to the purported class. A $1.7 million reserve was recorded related to this proceeding in the Company’s condensed consolidated financial statements.

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

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against the Company’s directors, SunEdison Inc. (“SunEdison”), and TerraForm Power (“TerraForm”), alleging that the proposed acquisition by SunEdison is unfair to the Company’s stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. On or about September 10, 2015, two purported class action lawsuits were also filed in Utah's Fourth District State Court (the "Utah Actions"), alleging similar claims to the complaints previously filed in the Delaware Chancery Court. On September 22, 2015, the Company, through counsel notified plaintiff's counsel in the Utah Actions that pursuant to the Company's Articles of Incorporation, any such derivative action was subject to exclusive jurisdiction in the Delaware Chancery Court, and accordingly, the Utah Actions should be dismissed. In the event the Utah Actions are not voluntarily dismissed, the Company anticipates the cases will ultimately be consolidated into one case. In view of the Company’s indemnification obligation to its directors, the Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In September 2015, a putative class action lawsuit was filed in the Kern County Superior Court of the State of California, seeking declaratory and injunctive relief with regard to the Company’s customer agreements in California. The complaint essentially alleges that certain versions of customer contracts fail to satisfy California Code provisions including home solicitation and home improvement laws. The Company believes that it has strong defenses to the claims asserted in this matter. Although the Company cannot predict with certainty the ultimate resolution of this suit, it does not believe this matter will have a material adverse effect on the Company’s business, results of operations, cash flows or financial condition. It is not possible to estimate the amount or range of potential loss, if any, at this time.

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

The following table sets forth the computation of the Company’s basic and diluted net income available per share to common stockholders for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income available (loss attributable) to common stockholders	$468	$(35,278)	$26,270	$(22,744)
Denominator:
Shares used in computing net income available (loss attributable) per share to common stockholders, basic	106,492	78,428	105,932	76,160
Weighted-average effect of potentially dilutive shares to purchase common stock	3,731	—	3,762	—
Shares used in computing net income available (loss attributable) per share to common stockholders, diluted	110,223	78,428	109,694	76,160
Net income available (loss attributable) per share to common stockholders
Basic	$0.00	$(0.45)	$0.25	$(0.30)
Diluted	$0.00	$(0.45)	$0.24	$(0.30)

As of September 30, 2015, stock-based awards for 3.4 million underlying shares of common stock were subject to performance conditions which had not yet been met. Accordingly, these performance-based stock awards were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2015. In addition, options remaining to be granted under the LTIP Pools were not included in the computation of diluted net income per share as these shares had not been granted as of September 30, 2015. For the three and nine months ended September 30, 2015, a de minimis number of shares was excluded from the dilutive share calculations as the effect on net income per share would have been antidilutive. For the three and nine months ended September 30, 2014, the Company incurred net losses attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted average number of common shares outstanding for those periods.

17.	Segment Information

Prior to the second quarter 2015, the Company had one business activity that was focused primarily on providing service to customers in the residential market. During the second quarter of 2015, the Company closed its first C&I investment fund with plans to service customers in the C&I market. As of September 30, 2015, the C&I fund was not operational, i.e., no projects had been initiated within the fund. During the nine months ended September 30, 2015, the Company has aligned its operations as two reporting segments: (1) Residential and (2) C&I.

As of September 30, 2015, the Company recorded no assets related to the C&I segment. Segment loss from operations is comprised of operating unit revenue less operating expenses attributable to each operating segment. For the three and nine months ended September 30, 2015, no revenue was recognized in the C&I segment as the C&I investment fund was not operational. Operating expenses in the C&I segment included fees related to the closing of the C&I fund and personnel costs of employees directly involved in the development of C&I. Prior to the three months ended June 30, 2015, all reported results related to the Residential segment, and as such, no restatement of prior period segment results was necessary. Operating results by reporting segment in 2015 were as follows:

	Three Months Ended
	September 30, 2015
	Residential	C&I	Total
Revenue:
Operating leases and incentives	$21,781	$—	$21,781
Solar energy system and product sales	693	—	693
Total revenue	22,474	—	22,474
Operating expenses:
Cost of revenue—operating leases and incentives	37,624	—	37,624
Cost of revenue—solar energy system and product sales	470	—	470
Sales and marketing	11,802	249	12,051
Research and development	1,047	—	1,047
General and administrative	21,850	104	21,954
Amortization of intangible assets	3,711	—	3,711
Total operating expenses	76,504	353	76,857
Loss from operations	(54,030)	(353)	(54,383)

	Nine Months Ended
	September 30, 2015
	Residential	C&I	Total
Revenue:
Operating leases and incentives	$45,662	$—	$45,662
Solar energy system and product sales	2,492	—	2,492
Total revenue	48,154	—	48,154
Operating expenses:
Cost of revenue—operating leases and incentives	94,799	—	94,799
Cost of revenue—solar energy system and product sales	1,384	—	1,384
Sales and marketing	36,696	485	37,181
Research and development	2,549	—	2,549
General and administrative	69,843	2,105	71,948
Amortization of intangible assets	11,195	—	11,195
Impairment of intangible assets	4,506	—	4,506
Total operating expenses	220,972	2,590	223,562
Loss from operations	(172,818)	(2,590)	(175,408)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements include, but are not limited to:

•	the proposed acquisition of us by SunEdison, Inc., or SunEdison;
•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the income tax credit, or ITC, beginning in 2017;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to sustain and manage growth and costs;
•	our ability to further penetrate existing markets, expand into new markets and expand into markets for non-residential solar energy systems, such as the commercial and industrial market, or C&I;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint Inc., or Vivint, and The Blackstone Group L.P., our sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	our ability to maintain our brand and protect our intellectual property; and
•	our expectations regarding remediation of the material weakness in our internal control over financial reporting.

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

Overview

We offer distributed solar energy to residential customers based on long-term contracts at prices below their current utility rates. Our customer focus, neighborhood-driven direct-to-home sales model, brand and operational efficiency have driven our rapid growth in solar energy installations. We believe our continued growth is disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation. We sell the electricity that our solar energy systems produce through long-term power purchase agreements or we lease our solar energy systems through long-term leases. Prior to 2014, all of our long-term customer contracts were structured as power purchase agreements. In 2014, we began offering legal-form leases to residential customers. Under either contract type, we install our solar energy system at our customer’s home and bill the customer monthly. In the power purchase agreement structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. We provide our lease customers a performance guarantee, under which we agree to make a payment at the end of each year to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. The power purchase agreement and lease terms are typically for 20 years, and virtually all the prices that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. We do not believe that either form of long-term customer contract is materially more advantageous to us than the other.

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

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by monetizing the resulting customer receivables and investment tax credits, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” As of September 30, 2015, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of September 30, 2015, we had residential tax equity commitments to fund approximately 167 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $744 million.

In May 2015, we closed our first C&I investment fund with an investor capital commitment of $150.0 million. We have since offered distributed solar energy to C&I customers through long-term contracts. As of September 30, 2015, there has been no funding activity since the inception of the investment fund, and as such, the investment fund is not considered operational. As such, no revenue was recognized related to C&I activity during the three and nine months ended September 30, 2015.

Our investment funds have adopted the partnership flip, inverted lease or lease pass-through structures. We have determined that we are the primary beneficiary in all but one of the fund structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these entities in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.

Recent Developments

Proposed Acquisition by SunEdison

On July 20, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SunEdison, the world’s largest renewable energy development company, and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison. The Merger Agreement provides that SunEdison will acquire us with a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. The Merger Agreement has been approved by our board of directors and the boards of directors of SunEdison and SEV Merger Sub, Inc.

Upon completion of the transactions contemplated by the Merger Agreement, our shareholders are expected to receive the following merger consideration: (1) $9.89 per share in cash, (2) $3.30 per share in SunEdison convertible notes and (3) the number of shares of SunEdison common stock equal to the quotient obtained by dividing (a) $3.31 by (b) the volume weighted average price per share of SunEdison common stock (rounded down to the nearest cent) on the NYSE for thirty consecutive trading days ending on (and including) the third trading day immediately prior to the consummation of the merger, or the Measurement Price, and rounding to the nearest 1/100,000 of a share, or the Exchange Ratio; provided that, if the Measurement Price is less than $27.51, the Exchange Ratio will be 0.120 and if the Measurement Price is greater than $33.62, the Exchange Ratio will be 0.098.

The consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions and termination rights. We anticipate that the transactions contemplated by the Merger Agreement will be consummated in the fourth quarter of 2015 or first quarter of 2016. However, we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

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

In connection with its entry into the Merger Agreement, SunEdison entered into a purchase agreement with its controlled affiliate, TerraForm Power, LLC, or Terra LLC, pursuant to which SunEdison will sell to Terra LLC certain renewable power assets of Vivint Solar in exchange for $922 million in cash consideration, which would include an advance for projects expected to be acquired from SunEdison following the consummation of the asset acquisition to be paid concurrently with the consummation of the merger.

Residential Market Expansion

In the third quarter of 2015, we expanded into two new states by opening sales and installation offices in New Mexico and Pennsylvania. In October 2015, we also expanded into South Carolina. These openings increase the number of states in which we operate to 12.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates. These estimates are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, these estimates are based on a combination of assumptions that may not prove to be accurate over time, particularly given that a number of them involve estimates of cash flows up to 30 years in the future. Underperformance of the solar energy systems, payment defaults by our customers, cancellation of signed contracts, competition from other distributed solar energy companies, development in the distributed solar energy market and the energy market more broadly, technical innovation or other factors described under the section of this report captioned “Risk Factors” could cause our actual results to differ materially from our calculations. Furthermore, while we believe we have calculated these key metrics in a manner consistent with those used by others in our industry, other companies may in fact calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure. As our C&I fund was not operational as of September 30, 2015, the following metrics only include the activity of our residential segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Solar energy system installations	8,658	6,935	24,396	15,560
Megawatts installed	60.5	48.6	172.2	105.4

	September 30,	December 31,
	2015	2014
Cumulative solar energy system installations	60,116	35,720
Cumulative megawatts installed	400.4	228.2
Estimated nominal contracted payments remaining (in millions)	$1,656.5	$1,030.5
Estimated retained value under energy contracts (in millions)	$616.6	$383.1
Estimated retained value of renewal (in millions)	$176.0	$97.9
Estimated retained value (in millions)	$792.6	$480.9
Estimated retained value per watt	$1.98	$2.11

Solar energy system installations and megawatts installed during the three months ended September 30, 2015 were lower than expected, which we believe was due in large part to the distraction from the proposed acquisition by SunEdison. This distraction has exacerbated existing challenges faced by us, including competition in certain markets, particularly California – the largest market for solar energy systems, and the strains that our rapid growth has placed on our ability to achieve desired sales productivity. We have also been adversely impacted by changes in the legal and regulatory landscape affecting our industry. In addition, we have made investments in our sales, installation and administrative organizations to support expected growth and the megawatts installed have not grown rapidly enough to absorb those costs. As a result, despite improvements in costs of solar energy system components, our costs on a per watt basis have increased sequentially and are flat on a quarter-over-quarter basis.

We expect that solar energy system installations and megawatts installed will be affected by similar factors described above during the three months ending December 31, 2015, and may potentially affect future periods as well. The impact of such variable factors cannot be predicted with certainty or precision. We intend to closely monitor the size of our organization, particularly our installation and administrative functions to ensure that we are appropriately sized for our expected results; however, we may experience a similar impact on our costs on a per watt basis in the near term.

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

During the nine months ended September 30, 2015, we reassessed our reportable segments and will report our new C&I business as a separate segment. See Note 17—Segment Information in the notes to our condensed consolidated financial statements. There have been no other material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2015 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

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

Components of Results of Operations

Revenue

We classify and account for long-term customer contracts as operating leases. We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. We also apply for and receive solar renewable energy certificates, or SRECs, in certain jurisdictions for power generated by our solar energy systems. We generally recognize revenue related to the sale of SRECs upon delivery. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities, which may lead to fluctuations in our quarterly results. During the three months ended September 30, 2015 and 2014, approximately 25% and 8% of our revenue was attributable to SREC sales. During the nine months ended September 30, 2015 and 2014, approximately 18% and 8% of our revenue was attributable to SREC sales. Less than 1% of our revenue was attributable to state and local rebates and incentives in all periods presented. There were no C&I revenues recognized in the periods presented. On occasion we have sold solar energy systems for cash. In these instances, the revenue is recognized upon the solar energy system passing inspection by the responsible city department. We also recognize revenue related to the sale of photovoltaic installation software products and devices, a portion of which has consisted of post-contract customer support in prior periods. The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Operating leases and incentives	$21,781	$7,131	$45,662	$15,798
Photovoltaic installation devices and software	386	1,108	1,884	2,410
Solar energy system sales	307	94	608	190
Total revenue	$22,474	$8,333	$48,154	$18,398

Operating Expenses

Cost of Revenue.     Cost of operating leases and incentives is comprised of the depreciation over 30 years of the cost of the solar energy systems; the amortization over the term of customer contracts of initial direct costs; and the indirect costs related to the processing, account creation, design, installation, interconnection and servicing of solar energy systems, including personnel costs not directly associated to a solar energy system installation, warehouse rent, utilities and fleet vehicle executory costs. Under our direct sales model, a vast majority of payments to our direct sales personnel consist of commissions attributable to customer acquisition, which are capitalized as initial direct costs. The cost related to the sales of SRECs is limited to broker fees, which are only paid in connection with certain transactions. Accordingly, the sale of SRECs in a quarter favorably impacts our operating results for that period. Through the third quarter of 2015 our costs of materials have continued to decrease. However, these decreased costs of materials were offset by increases in our installation cost structure. We expect our cost of operating leases and incentives revenue will continue to increase slightly in absolute dollars through the fourth quarter of 2015 as we anticipate growing our volume of installations.

Cost of solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of the photovoltaic installation software products and devices.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel and professional services. Through the fourth quarter of 2015, we anticipate sales and marketing costs to increase in absolute dollars compared to the third quarter of 2015 due to increased sales and marketing efforts.

Research and Development.     Research and development expense is comprised primarily of the salaries and benefits of certain employees and other costs related to the development of photovoltaic installation software products and devices and the development of other solar technologies. Research and development costs are charged to expense when incurred. Through the fourth quarter of 2015, we anticipate research and development costs to remain consistent with the third quarter of 2015.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In the fourth quarter of 2015, we expect that general and administrative expenses will increase in absolute dollars compared to the third quarter of 2015 in order to support the growth in our business and to continue building our information technology infrastructure separate from Vivint. Our financial results have included charges for the use of services provided by Vivint, including shared facilities. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented. However, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. In future periods, we expect to continue to use certain of these services, such as information and technology resources and systems, as we continue to transition away from Vivint under the transition services agreements, which provide that we are charged for actual costs incurred.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved. Such intangible assets are amortized over their estimated useful lives. In the fourth quarter of 2015, amortization of intangible assets is expected to decrease in absolute dollars as our customer contracts asset becomes fully amortized during the quarter.

Impairment of Intangible Assets.     During 2015, we discontinued the external sale of two Solmetric products. This discontinuance was considered an indicator of impairment, and we performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, we recorded an impairment charge of $4.5 million in the first quarter of 2015.

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

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenue:
Operating leases and incentives	$21,781	$7,131	$45,662	$15,798
Solar energy system and product sales	693	1,202	2,492	2,600
Total revenue	22,474	8,333	48,154	18,398
Operating expenses:
Cost of revenue—operating leases and incentives	37,624	19,515	94,799	47,161
Cost of revenue—solar energy system and product sales	470	627	1,384	1,510
Sales and marketing	12,051	5,220	37,181	16,229
Research and development	1,047	431	2,549	1,403
General and administrative	21,954	37,170	71,948	63,276
Amortization of intangible assets	3,711	3,727	11,195	11,155
Impairment of intangible assets	—	—	4,506	—
Total operating expenses	76,857	66,690	223,562	140,734
Loss from operations	(54,383)	(58,357)	(175,408)	(122,336)
Interest expense	3,351	3,261	8,208	7,335
Other expense	26	297	399	1,462
Loss before income taxes	(57,760)	(61,915)	(184,015)	(131,133)
Income tax (benefit) expense	(7,448)	(10,222)	15,977	(3,286)
Net loss	(50,312)	(51,693)	(199,992)	(127,847)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(50,780)	(16,415)	(226,262)	(105,103)
Net income available (loss attributable) to common stockholders	$468	$(35,278)	$26,270	$(22,744)

Comparison of Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Total revenue	$22,474	$8,333	$14,141

The $14.1 million increase was primarily due to a $9.7 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 179%. In addition, revenue from the sale of SRECs increased $4.9 million primarily related to the increased solar energy systems in service. These increases were partially offset by a $0.7 million decrease in photovoltaic device and software revenue as a result of discontinuing external sales of certain Solmetric products.

Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$37,624	$19,515	$18,109
Cost of revenue—solar energy system and product sales	470	627	(157)
Sales and marketing	12,051	5,220	6,831
Research and development	1,047	431	616
General and administrative	21,954	37,170	(15,216)
Amortization of intangible assets	3,711	3,727	(16)
Total operating expenses	$76,857	$66,690	$10,167

Cost of Revenue—operating leases and incentives. The $18.1 million increase was primarily due to a $10.4 million increase in compensation and benefits primarily due to employee headcount growth and the increase in installed solar energy systems related to solar energy system installation activities. Installation and operations employee headcount increased 62%. Depreciation and amortization of solar energy systems increased $4.0 million primarily due to the increase in the number of solar energy systems installed. Warehouse, office and other building costs increased $1.2 million due to increased installations and a 90% increase in warehouses in operation. Accrued losses on system removals were $1.2 million in 2015. Other installation costs increased by $1.0 million and are primarily related to installation tools, insurance and contracted services. Administrative costs increased $0.7 million primarily due to headcount growth and related personnel supplies. These increases were partially offset by a decrease of $0.5 million in stock-based compensation, which was higher in 2014 due to a stock award performance condition being met.

Sales and Marketing Expense. The $6.8 million increase was primarily due to our continued efforts to grow the business by entering into new markets, opening new sales offices and hiring sales and marketing personnel. Compensation and benefits increased $4.3 million primarily due to headcount growth of 143%. Sales and marketing management costs increased $1.1 million due to increases in contracted services, customer cancellations and credit reporting costs. Marketing and brand awareness activity costs increased $0.9 million. Stock-based compensation increased $0.2 million.

Research and Development Expense. The $0.6 million increase was primarily due to a 38% growth in research and development employee headcount due to additional development activities to optimize and accelerate business growth.

General and Administrative Expense. The $15.2 million decrease was primarily due to a $17.3 million decrease in stock-based compensation primarily due to a charge related to the sale of stock to two directors in 2014, a $3.4 million decrease in professional fees related to initiating and servicing tax equity investment funds as no new funds were closed in the third quarter of 2015 and a $3.4 million decrease in other professional fees due to higher costs being incurred in 2014 as we prepared to operate as a public company. These decreases were partially offset by $4.5 million in costs related to the proposed acquisition by SunEdison, $1.7 million in accrued legal settlements and an increase in compensation and benefits of $1.0 million due to 105% increase in general and administrative employee headcount growth. Additionally, administrative costs, including banking service charges and new office equipment, increased $0.7 million; depreciation expense increased $0.6 million consistent with business growth; and insurance costs increased $0.6 million.

Non-Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Interest expense	$3,351	$3,261	$90
Other expense	26	297	(271)

Other Expense. The decrease in other expenses was primarily due to a decrease in tax-related interest and penalties.

Income Taxes

	Three Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Income tax benefit	(7,448)	(10,222)	2,774

The $2.8 million decrease in income tax benefit was primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, increased amortization of the prepaid tax asset and reduced ITC allocations to us.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(50,780)	$(16,415)	$(34,365)

The allocation of net loss to non-controlling interests and redeemable non-controlling interests as a percentage of our total net loss was 101% and 32% for the three months ended September 30, 2015 and 2014. Total operational funds included in the 2015 results increased by six compared to 2014. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. This includes the difference between the timing of cash received by us from the investment funds and the carrying value of the solar energy systems contributed to the investment funds and the timing of tax benefits, such as the receipt of ITCs and tax depreciation benefits, received by fund investors in relation to the net assets of the respective investment funds. In 2015, the increase in losses allocated to the fund investors was primarily driven by additional investment funds for which the fund investors’ claims on net assets were reduced due to the differences in the timing of cash contributions, system contributions or purchases, and receipt of ITCs and tax depreciation benefits that were primarily allocated to fund investors in relation to the net assets of the respective investment funds.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Total revenue	$48,154	$18,398	$29,756

The $29.8 million increase was primarily due to a $22.1 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 179%. In addition, revenue from the sale of SRECs increased $7.4 million primarily related to the increased solar energy systems in service.

Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$94,799	$47,161	$47,638
Cost of revenue—solar energy system and product sales	1,384	1,510	(126)
Sales and marketing	37,181	16,229	20,952
Research and development	2,549	1,403	1,146
General and administrative	71,948	63,276	8,672
Amortization of intangible assets	11,195	11,155	40
Impairment of intangible assets	4,506	—	4,506
Total operating expenses	$223,562	$140,734	$82,828

Cost of Revenue—operating leases and incentives. The $47.6 million increase was in part due to a $24.7 million increase in compensation and benefits primarily due to employee headcount growth and the increase in installed solar energy systems related to solar energy system installation activities. Installation and operations employee headcount increased 62%. Depreciation and amortization of solar energy systems also increased $9.8 million primarily due to the increase in installed solar energy systems. Fleet vehicle maintenance, information technology, warehouse and other installation costs increased $8.1 million due to increased installations and a 90% increase in warehouses in operation. Stock-based compensation increased $2.0 million primarily due to a performance condition being met in 2015. Administrative costs increased $1.7 million primarily due to employee headcount growth and an increase in miscellaneous office expenses, such as office and personnel supplies, and telecommunications. System removal costs were $1.2 million in 2015.

Sales and Marketing Expense. The $21.0 million increase was primarily due to our continued efforts to grow the business by entering into new markets, opening new sales offices and hiring sales and marketing personnel. Stock-based compensation increased $9.4 million primarily due to the grant and vesting of shares issued to sales personnel under the LTIP and a performance condition being met in 2015. Compensation and benefits increased $7.1 million due to headcount growth of 143%. Additionally, sales and marketing management costs increased $3.3 million primarily due to increases in contracted services and customer cancellations; and marketing and brand awareness activity costs increased by $1.1 million.

Research and Development Expense. The $1.1 million increase was primarily due to a 38% growth in research and development employee headcount due to additional development activities to optimize and accelerate business growth.

General and Administrative Expense. The $8.7 million increase included a $9.4 million increase in compensation and benefits due to general and administrative employee headcount growth of 105%, $5.3 million in costs related to the proposed acquisition by SunEdison and $1.7 million in accrued legal settlements. Additionally, other administrative costs, including banking service charges, new office equipment and franchise tax expense increased $2.4 million; insurance costs increased $1.7 million; depreciation increased $1.7 million due to growth in equipment and leasehold improvements; and professional services fees increased $1.2 million related to the initiation and servicing of tax equity investment funds. These increases were partially offset by a $9.5 million decrease in stock-based compensation primarily due to a charge related to the sale of stock to two directors in 2014 and a $5.5 million decrease in other professional fees due to higher costs being incurred in 2014 as we prepared to operate as a public company.

Impairment of Intangible Assets. An impairment charge of $4.5 million was recorded in 2015 to write down the value of intangible assets associated with two Solmetric products for which external sales were discontinued in 2015. See Note 6—Intangible Assets for additional information.

Non-Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Interest expense	$8,208	$7,335	$873
Other expense	399	1,462	(1,063)

Interest Expense. Interest expense increased $0.9 million primarily as the cost of financing additional borrowings was offset by lower interest rates year over year.

Other Expense. The $1.1 million decrease in other expenses was primarily due to a decrease in incurred tax-related interest and penalties.

Income Taxes

	Nine Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Income tax expense (benefit)	15,977	(3,286)	19,263

The $19.3 million change from income tax benefit to expense was primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, increased amortization of the prepaid asset and reduced ITC allocations to us.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Nine Months Ended
	September 30,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(226,262)	$(105,103)	$(121,159)

The allocation of net loss to non-controlling interests and redeemable non-controlling interests as a percentage of our total net loss was 113% and 82% for the nine months ended September 30, 2015 and 2014. Total operational funds included in the 2015 results increased by six compared to 2014. Generally, gains and losses that are allocated to the fund investors under the HLBV method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. This includes the difference between the timing of cash received by us from the investment funds and the carrying value of the solar energy systems contributed to the investment funds and the timing of tax benefits, such as the receipt of ITCs and tax depreciation benefits, received by fund investors in relation to the net assets of the respective investment funds. In 2015, the increase in losses allocated to the fund investors was primarily driven by additional investment funds for which the fund investors’ claims on net assets were reduced due to the differences in the timing of cash contributions, system contributions or purchases, and receipt of ITCs and tax depreciation benefits that were primarily allocated to fund investors in relation to the net assets of the respective investment funds.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $81.8 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 9—Debt Obligations and Note 10—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We have financed our operations primarily from investment fund arrangements that we have formed with fund investors, from the issuance of common stock and from borrowings. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

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

Sources of Funds

Investment Fund Commitments

As of September 30, 2015, we have raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. The undrawn committed capital for these funds as of September 30, 2015 is approximately $330 million, which includes approximately $100 million in payments that will be received from fund investors upon interconnection to the respective utility grid of solar energy systems that have already been allocated to investment funds. As of September 30, 2015, we had tax equity commitments to fund approximately 167 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $744 million. As of September 30, 2015, we had entered into one C&I investment fund with a total committed capital amount of $150.0 million. The C&I investment fund was not operational as of September 30, 2015.

Debt Instruments

Working Capital Credit Facility.     In March 2015, we entered into the Working Capital Facility pursuant to which we may borrow up to an aggregate principal amount of $131.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued under Working Capital Facility for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of September 30, 2015, we had incurred $70.0 million in borrowings under this credit facility and $3.3 million in a letter of credit, resulting in a remaining borrowing capacity of $76.7 million under this facility.

Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that we elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. As of September 30, 2015, the borrowings under the Working Capital Facility accrued interest at 3.4%.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, our ability to incur indebtedness, incur liens, make investments, make fundamental changes to our business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that we may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. We are also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of September 30, 2015, we were in compliance with such covenants.

Aggregation Credit Facility.     In September 2014, we entered into the Aggregation Facility which was subsequently amended in February 2015, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of September 30, 2015, we had incurred an aggregate of $183.0 million in term loan borrowings under this agreement and we had a remaining borrowing capacity of $192.0 million under this facility. There were no significant changes to other terms of the Aggregation Facility during the nine months ended September 30, 2015.

Prepayments are permitted under the Aggregation Facility and the principal and accrued interest on any outstanding loans mature on March 12, 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which we may incur borrowings and 3.50% after such period plus either of (2)(a) the London Interbank Offer Rate, or LIBOR, or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. As of September 30, 2015, the borrowings under the Aggregation Facility accrued interest at 3.5%.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. As of September 30, 2015, we were in compliance with such covenants.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
Consolidated cash flow data:	(In thousands)
Net cash used in operating activities	$(144,635)	$(104,871)
Net cash used in investing activities	(397,287)	(266,303)
Net cash provided by financing activities	362,028	431,285
Net (decrease) increase in cash and cash equivalents	$(179,894)	$60,111

Operating Activities

In the nine months ended September 30, 2015, we had a net cash outflow from operations of $144.6 million. This outflow was primarily due to a $200.0 million net loss and a $136.0 million increase in prepaid tax assets. The outflow was partially offset by noncash adjustments of $77.5 million for deferred income taxes, $23.2 million for stock-based compensation, $16.8 million for depreciation and amortization and $15.7 million for impairment and amortization of intangible assets. The outflow was further offset by increases in operating liabilities of $25.8 million in deferred revenue, $21.8 million in accrued and other current liabilities, $6.6 million in accounts payable and $3.7 million in accrued compensation.

Investing Activities

In the nine months ended September 30, 2015, we used $397.3 million in investing activities primarily to purchase $383.7 million associated with the design, acquisition and installation of solar energy systems. In addition, our restricted cash increased by $6.7 million and we paid $5.3 million for property and equipment and $1.7 million to develop internal-use software.

Financing Activities

In the nine months ended September 30, 2015, we generated $362.0 million from financing activities, of which $236.1 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds, including a lease pass-through financing obligation, $148.0 million was received in proceeds from long-term debt and $1.7 million was recognized as the excess tax benefit from stock option exercises. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $17.1 million and payments for debt issuance and capital lease obligations of $6.7 million.

Contractual Obligations

Our contractual commitments and obligations were as follows as of December 31, 2014:

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt(1)	$—	$—	$105,000	$—	$105,000
Distributions payable to non-controlling interests and redeemable non-controlling interests	6,780	—	—	—	6,780
Capital lease obligations and interest(2)	4,029	5,891	715	—	10,635
Operating lease obligations(2)	7,077	15,043	7,529	4,080	33,729
Total	$17,886	$20,934	$113,244	$4,080	$156,144

(1)

Does not include additional borrowings incurred during the nine months ended September 30, 2015. During the nine months ended September 30, 2015 we incurred $70.0 million in borrowings under the Working Capital Facility and $78.0 million in borrowings under the Aggregation Facility. The principal and accrued interest on any outstanding loans under the Working Capital Facility mature in March 2020. The principal and accrued interest on any outstanding loans under the Aggregation Facility mature in March 2018. Prepayments are permitted under both the Working Capital Facility and Aggregation Facility. See Note 9—Debt Obligations.

(2)

In July 2015, we amended the existing non-cancellable lease for our new corporate headquarters building that is under construction and expected to be completed in the first quarter of 2016. The amendment included an extension of the lease term to 12 years from five years and an increase in the leased premises by approximately 32,000 square feet. Payments are expected to range from $0.3 million to $0.4 million per month over the initial term of the lease. Additionally, we entered into two new non-cancellable leases for the construction of a second office building and a studio building that will increase the leased premises by approximately 160,000 square feet. Both leases have a 12 year initial term. Total payments for both leases are expected to range from $0.4 million to $0.5 million per month over the initial terms. Lease classification will be determined at lease commencement once the construction of each building is complete. See Note 15—Commitments and Contingencies.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, an acquirer is required to retrospectively adjust any provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments to provisional amounts, the update eliminates the requirement to retrospectively account for those adjustments. This update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. We do not currently have acquisitions which would be affected by this update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which addresses an omission in ASU 2015-03. In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a direct reduction from the carrying amount of that debt liability similar to debt discounts. Existing recognition and measurement guidance is not impacted. However, ASU 2015-15 acknowledges that ASU 2015-03 does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Per ASU 2015-15, an entity may defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective immediately. ASU 2015-03 is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. We have debt issuance costs related to line-of-credit arrangements and have adopted ASU 2015-15, which resulted in no change of presentation. If we enter into other debt arrangements that fall under ASU 2015-03, we will account for any related debt issuance costs per the update upon its effectiveness in the first quarter of 2016.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, and the standard is now effective for us on January 1, 2018. The deferral allows for early adoption of the standard, which for us would be on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are evaluating the impact this update will have on our consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update makes some targeted changes to current consolidation guidance. These changes impact both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are VIEs. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. We currently consolidate nearly all of our VIEs and do not anticipate that ASU 2015-02 will have a significant impact on our consolidated financial statements and related disclosures.

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

As of September 30, 2015, we had cash and cash equivalents of $81.8 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of September 30, 2015, we had incurred an aggregate of $253.0 million in borrowings under our debt facilities, which currently accrue interest at a weighted average rate of approximately 3.5%. If our debt facilities had been fully drawn at December 31, 2014 and remained outstanding for all of 2015, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $1.8 million.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2014, our disclosure controls and procedures were not effective as of September 30, 2015.

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

We continue to take steps to remediate the underlying causes of the material weakness. As of September 30, 2015, we are in process of implementing and improving our controls and processes. We have hired a number of additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We are also in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We continue to engage third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In December 2013, one of our former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of our subsidiaries, and unnamed John Doe defendant alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, we filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to preliminary terms of settlement which were subsequently revised in mid-2015. The proposed settlement agreement contemplates a settlement payment from Vivint Solar in the amount of $0.4 million. On October 30, 2015, the Court entered a final order approving the settlement agreement. We have recorded a $0.4 million reserve related to this proceeding in our condensed consolidated financial statements.

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

In September 2014, two of our former installation technicians, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against us and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for our payment of $1.7 million to be paid out to the purported class members. The settlement agreement must be approved by the Court, after notice to the purported class. We have recorded a $1.7 million reserve related to this proceeding in our condensed consolidated financial statements.

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

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against our directors, SunEdison Inc. (“SunEdison”), and TerraForm Power (“TerraForm”), alleging that the proposed acquisition by SunEdison is unfair to our stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. On or about September 10, 2015, two purported class action lawsuits were also filed in Utah's Fourth District State Court (the "Utah Actions"), alleging similar claims to the complaints previously filed in the Delaware Chancery Court. On September 22, 2015, the Company, through counsel notified plaintiff's counsel in the Utah Actions that pursuant to the Company's Articles of Incorporation, any such derivative action was subject to exclusive jurisdiction in the Delaware Chancery Court, and accordingly, the Utah Actions should be dismissed. In the event the Utah Actions are not voluntarily dismissed, we anticipate the cases will ultimately be consolidated into one case. In view of our indemnification obligation to our directors, we are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

In September 2015, a putative class action lawsuit was filed in the Kern County Superior Court of the State of California, seeking declaratory and injunctive relief with regard to our customer agreements in California. The complaint essentially alleges that certain versions of our customer contracts fail to satisfy California Code provisions including home solicitation and home improvement laws. We believe that we have strong defenses to the claims asserted in this matter. Although we cannot predict with certainty the ultimate resolution of this suit, we do not believe this matter will have a material adverse effect on our business, results of operations, cash flows or financial condition. We are not able to estimate the amount or range of potential loss, if any, at this time.

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

Risk Related to our Proposed Acquisition by SunEdison

Failure to complete, or further delays in completing, the acquisition by SunEdison could materially and adversely affect our results of operations and stock price.

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

•	under some circumstances, we may have to pay a termination fee to SunEdison equal to $62 million if the acquisition is not completed;
•	the attention of our management and employees has been diverted, and may continue to be diverted, from day-to-day operations during the period up to the completion of the acquisition;
•	our business may be disrupted by customer uncertainty over when or if the acquisition will be completed or customers’ and investors’ perception of us as a standalone company;
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

The occurrence, continuation or exacerbation of any of these events individually or in combination could materially and adversely affect our results of operations and stock price.

Pending litigation filed in connection with the SunEdison acquisition, the outcome of which is uncertain, could delay or prevent the completion of the SunEdison acquisition.

SunEdison, Terraform and the members of our board of directors have been named as defendants in two putative class action lawsuits filed on behalf of named plaintiffs and other holders of our common stock challenging the SunEdison acquisition and seeking injunctive relief and unspecified damages. Our controlling stockholder, 313 Acquisition, LLC, was also named as a defendant in one of these lawsuits. If a plaintiff in these or any other future litigation is successful in obtaining injunctive relief prohibiting the parties from completing the SunEdison acquisition on the terms currently contemplated, the injunction may prevent the completion of the SunEdison acquisition in the expected timeframe or altogether. If the SunEdison acquisition is prevented or delayed, it could result in substantial costs to us and could materially and adversely affect our results of operations and stock price. In addition, we may incur significant costs in connection with these lawsuits, including the costs associated with defending these lawsuits or any other liabilities or costs the parties may incur in connection with the litigation or settlement of these lawsuits.

The announcement and pendency of the acquisition has caused, and will continue to cause, disruptions in our business, which has had, and may continue to have, an adverse effect on our business and financial results, and consequently, may have an adverse effect on the combined company.

We and SunEdison have operated and, until the consummation of the acquisition, will continue to operate, independently. Uncertainty about the effect of the acquisition on customers and employees has had, and will likely continue to have, an adverse effect on us and consequently, may have an adverse effect on the combined company. As a result of the acquisition, current and prospective employees have experienced uncertainty about their future with SunEdison, us or the combined company. These uncertainties have, and may continue to, impair the ability of us to retain, recruit or motivate key personnel, and may negatively impact the productivity of current employees. In response to the announcement of the Transaction, our existing or prospective customers or suppliers may:

•	delay, defer and may cease purchasing products or services from or providing products or services to us or the combined company;
•	delay or defer other decisions concerning us or the combined company; or
•	otherwise sought to change the terms on which they do business with us or the combined company.

These such delays or changes to terms have disrupted, and may continue to disrupt our business and adversely impact our results of operations and, if the acquisition is completed, may cause serious harm to the combined company.

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

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of September 30, 2015, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of September 30, 2015, we had remaining residential tax equity commitments to fund approximately 167 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $744 million. As of September 30, 2015, we had entered into one C&I investment fund with a total committed capital amount of $150.0 million. The C&I investment fund was not operational as of September 30, 2015. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects.

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

Forty-four states, Puerto Rico and the District of Columbia have adopted some form of net metering. Each of the states where we currently serve customers has adopted some form of a net metering policy. In recent years, net metering programs have been subject to regulatory scrutiny in some states, such as Arizona, California, Colorado, Hawaii and Utah. Generally, the programs have been upheld in their current form, though some were subject to minor modification and others, including Arizona and California, are undergoing additional regulatory review. In California, for example, proposed changes to the current net metering tariff may have the effect of lowering the rate associated with a customer’s export of electricity to the grid. California’s current net metering rules, as applied to the state’s three large investor-owned utilities (San Diego Gas and Electric Company, Southern California Edison Company and Pacific Gas and Electric Company), would generally be grandfathered for a period of 20 years, but only for systems installed prior to the earlier of July 1, 2017 or the date the applicable utility reaches its statutory net metering cap. This net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 607 megawatts for San Diego Gas and Electric Company; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. Once the net metering cap is reached for one of the three investor-owned utilities, customers of that utility seeking to net meter will be required to take service under the new net metering tariff. As reflected in their September 30, 2015 reports required by statute, these investor-owned utilities have approximately 22%, 43% and 30%, respectively, of capacity remaining under their respective net metering caps. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities.

On October 12, 2015, the Hawaii Public Utilities Commission issued an order closing the Hawaiian Electric Company’s net metering program to new participants and replaced this program with two new options for customers to interconnect to the utilities’ electric grids, neither of which provides for compensation for exports at retail electricity rates. Solar advocates have filed suit challenging this order and seeking to enjoin its effectiveness. If and when net metering caps in certain jurisdictions are reached while they are still in effect, the value of the credit that customers receive for net metering is significantly reduced, utility rate structures are altered, or fees are imposed on net metering customers, future customers may be unable to recognize the same level of cost savings associated with net metering that current customers enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would significantly limit customer demand for our solar energy systems and the electricity they generate and could adversely impact our business, results of operations and future growth. For example, shortly after expanding our operations into Nevada, the state’s primary electric utility reached its net metering cap. As a result, we have suspended operations in Nevada pending revisions to the net metering available in the state.

Technical and regulatory limitations may significantly reduce our ability to sell electricity from our solar energy systems in certain markets.

Technical and regulatory limits may curb our growth in certain key markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in parts of their service territories. In the first half of 2014, Hawaii was the second largest market in which we operated as measured by total installations. However, despite legislative and regulatory actions to allow further distributed electricity penetration, these limitations constrained growth of distributed residential solar energy in Hawaii in the second half of 2014 and beyond, and Hawaii has become a less important market to us as a result. While a recent Hawaii Public Utilities Commission order seeks to streamline the interconnection process, and while our growth in other markets has more than offset the impact of these limitations in Hawaii, if we experienced similar or other limitations on the deployment of solar energy systems, our business, operating results and growth prospects could be materially adversely affected. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the grid. While the prospect of such curtailment is somewhat speculative, the adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We have incurred operating losses and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses since our inception. We incurred net losses of $165.9 million and $200.0 million for the year ended December 31, 2014 and the nine months ended September 30, 2015. We expect to continue to incur net losses from operations as we increase our spending to finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct sales model. Recently, we have opened a new retail sales channel as a new means of reaching customers. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. We are also vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations and growth prospects will be adversely affected.

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

In addition to our sales compensation model, our ability to recruit, train and retain effective sales personnel could be harmed by additional factors, including:

•	uncertainty regarding the proposed acquisition by SunEdison;
•	any adverse publicity regarding us, our solar energy systems, our distribution channel or our industry;
•	lack of interest in, or the technical failure of, our solar energy systems;
•	lack of a compelling product or income opportunity that generates interest for potential new sales personnel, or perception that other product or income opportunities are more attractive;
•	any negative public perception of our sales personnel and direct-selling businesses in general;
•	any regulatory actions or charges against us or others in our industry;
•	general economic and business conditions; and
•	potential saturation or maturity levels in a given market which could negatively impact our ability to attract and retain sales personnel in such market.

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

We are not regulated as a public utility in any of the markets in which we currently operate. As a result, we are not subject to the various federal, state and local standards, restrictions and regulatory requirements applicable to traditional utilities that operate transmission and distribution systems and that have an obligation to serve electric customers within a specified jurisdiction. Any federal, state, or local regulations that cause us to be treated as an electric utility, or to otherwise be subject to a similar regulatory regime of commission-approved operating tariffs, rate limitations, and related mandatory provisions, could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting, restricting or otherwise regulating our sale of electricity. If we were subject to the same state or federal regulatory authorities as electric utilities in the United States or if new regulatory bodies were established to oversee our business in the United States, then our operating costs would materially increase.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, South Carolina and Utah and in Los Angeles, California, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement, in some cases, leading residential solar energy system providers to use leases in lieu of power purchase agreements. Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

Solar energy systems that began construction or satisfied a safe harbor by incurring eligible project costs prior to the end of 2011 were eligible to receive a 30% federal cash grant paid by the U.S. Treasury Department under Section 1603 of the “American Recovery and Reinvestment Act of 2009,” or the U.S. Treasury grant. Separate from the IRS fair market value determination for purposes of ITCs, the U.S. Treasury Department has issued subpoenas related to its cash grant program and reviewed the fair market value determinations of a number of other significant participants in residential solar investment funds. Although we were not a target of this investigation, after discussions with the U.S. Treasury Department in early 2013, we accepted approximately $2.5 million less in cash grant payments than we had originally anticipated, a reduction of approximately 12%, which reduction affected a single investment fund. Although we were not obligated to make any payments to the investor in such fund, this resulted in a reduction of the fund investor’s overall investment by approximately $1.0 million. We had no other existing cash grant investment funds as of September 30, 2015, but if we were to enter into such funds in the future we may be required to engage in further discussions with, or otherwise be subject to investigation by, the U.S. Treasury Department in relation to applications for cash grants made by such funds.

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

In September 2014, we entered into an aggregation credit facility, which was subsequently amended in February 2015, pursuant to which we may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an aggregate of $175.0 million in additional borrowings. In addition, in March 2015, we entered into a revolving credit facility pursuant to which we may borrow up to an aggregate of $131.0 million. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. These credit facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar restrictions. In addition, certain of our affiliates, including our sister company Vivint Inc., or Vivint, are and may in the future be restricted in engaging in transactions with us pursuant to the terms of the instruments governing indebtedness incurred by them. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of September 30, 2015, approximately 43% of our cumulative installations and approximately 43% of our total offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

We continue to take steps to remediate the underlying causes of the material weakness. As of September 30, 2015, we are in process of implementing and improving our controls and processes. We have hired additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We are also in the process of formalizing, documenting and implementing written policies and procedures for the review of our various financial reporting processes. We continue to engage third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. However, these remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

We also compete with solar companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in the residential solar energy market, and some may provide energy at lower costs than we do. Some of our competitors offer or may offer alternative sales strategies to investment fund strategy, such as direct outright sales of and consumer loan products for solar energy systems. Additionally, some of our competitors may offer their products through sales channels that they have more fully developed, such as retail sales. Further, some of our competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. For us to remain competitive, we must distinguish ourselves from our competitors by offering an integrated approach that successfully competes with each level of products and services offered by our competitors at various points in the value chain. If our competitors develop an integrated approach similar to ours including sales, financing, engineering, manufacturing, installation, maintenance and monitoring services, this will reduce our marketplace differentiation.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2014, Trina Solar Limited and Yingli Green Energy Americas, Inc. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. accounted for substantially all of our inverter purchases. In the nine months ended September 30, 2015, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for all of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

Historically, we purchased the components for our solar energy systems on an as-needed basis and did not operate under long-term supply agreements. Recently, we have entered into multi-year agreements with certain of our major suppliers. These purchase orders are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase almost all of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. In addition, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan. These tariffs, and any tariffs or duties, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand. Further, certain of these multi-year agreements require us to make minimum volume purchases on a quarterly basis. As of September 30, 2015, we have met these minimum purchase requirements. However, if we fail to meet such minimum purchases in the future, we may be required to make additional payments or breach our contracts, which could adversely affect our results of operations and damage our relationships with these suppliers.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of nearly 800 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Because our current compensation structure contains volume related components, our installation employees may be incentivized to work more quickly than installers that are compensated differently. While we have not experienced a high level of injuries to date, this incentive structure may result in higher injury rates than others in the industry and could accordingly expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

We have experienced significant growth in recent periods with the cumulative capacity of our solar energy systems growing from 72.8 megawatts as of December 31, 2013 to 400.4 megawatts as of September 30, 2015, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer, Greg Butterfield. We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. In the nine months ended September 30, 2015, one-third of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan vested. In addition, one-third of the options remained outstanding and will vest if 313 Acquisition LLC receives a return on its invested capital at a pre-established threshold, subject to the employee’s continued service through the receipt of such return. While our initial public offering did not itself constitute an event that would trigger vesting, subsequent sales by 313 Acquisition LLC of our common stock could result in the vesting of such options. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time or times. This decrease in retention incentive could cause significant turnover after these options vest. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our solar energy customers purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of September 30, 2015, the average FICO score of our customers was approximately 755. However, as we grow our business, we expect that the risk of customer defaults will increase. As a result, our reserve for this exposure is estimated to be $0.7 million as of September 30, 2015, and our future exposure may exceed the amount of such reserves.

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

We are, and may in the future become, party to litigation. For example, in September 2014, two of our former installation technicians, on behalf of themselves and individuals the plaintiffs claim to be similarly situated, filed a purported class action complaint in the Superior Court of the State of California, County of San Diego. This action alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In November 2015, the parties agreed to preliminary settlement terms which would include our payment of $1.7 million to be paid out to the purported class members.  The settlement agreement must be approved by the Court, following notice to the purported class.  There can be no assurances that the settlement agreement will be approved.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to September 30, 2015, the closing price of our common stock has ranged from a high of $16.01 to a low of $7.94. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2015, we had 106.5 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, options to purchase 9.3 million shares of common stock remained outstanding as of September 30, 2015, with 3.9 million of those shares being vested and exercisable as of September 30, 2015. Of the 5.4 million shares that are not yet vested, 2.1 million shares are subject to ratable time-based vesting over a five year period and 0.1 million shares are subject to time-based vesting over a four year period with 25% vesting after 1 year and 6.25% vesting quarterly thereafter. All shares subject to time-based vesting will become immediately tradable once vested. The remaining 3.2 million shares are subject to vesting upon certain performance conditions and will vest and become immediately tradable when 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $500 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012). As of September 30, 2015, 1.0 million restricted stock units remained outstanding, most of which are time-based and vest over four years with 25% vesting after 1 year and 6.25% vesting quarterly thereafter.

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

As of September 30, 2015, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 77% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

2.1

Agreement and Plan of Merger, dated as of July 20, 2015, by and among SunEdison, Inc., SEV Merger Sub Inc. and Vivint Solar, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2015).

10.1

Voting Agreement, dated as of July 20, 2015, by and among SunEdison, Inc., SEV Merger Sub Inc. and 313 Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2015)

10.2	Lock-Up Agreement, dated as of July 20, 2015, by 313 Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2015)
10.3

Letter Agreement, dated as of July 20, 2015, between SunEdison, Inc., Vivint, Inc. and Vivint Solar, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2015)

10.4	Letter Agreement, dated as of July 19, 2015, between Gregory S. Butterfield and Vivint Solar, Inc.
10.5	Letter Agreement, dated as of July 19, 2015, between Dana Russell and Vivint Solar, Inc.
31.1*	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

VIVINT SOLAR, INC.

Date: November 16, 2015	/s/ GREGORY S. BUTTERFIELD
Gregory S. Butterfield Chief Executive Officer and President (Principal Executive Officer)

Date: November 16, 2015	/s/ DANA C. RUSSELL
Dana C. Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)