Form 10-K
period 2015-12-31
Vivint Solar, Inc.
filed 2016-03-15
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐     NO  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of $12.17 for shares of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $264.1 million.

As of March 2, 2016, there were 106,595,407 shares of registrant’s common stock outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 6, 2016, are incorporated by reference into Part III of this report.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the income tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to sustain and manage growth and costs;
•	our ability to further penetrate existing markets, expand into new markets and expand into markets for non-residential solar energy systems, such as the commercial and industrial market, or C&I;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint Inc., or Vivint, and The Blackstone Group L.P., our sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Item 1. Business.

BUSINESS

Overview

We primarily offer distributed solar energy — electricity generated by a solar energy system installed at or near customers’ locations — to residential customers based on 20-year contracts at prices below their current utility rates. Our customers pay little to no money upfront, and typically save 20% to 40% on solar-generated electricity rates relative to utility-generated electricity rates following system interconnection to the power grid and continue to benefit from locked-in energy prices over the term of their contracts, insulating them against unpredictable increases in utility rates. In 2015, we began offering our customers the option to purchase solar energy systems.

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

From our inception in May 2011 through December 31, 2015, we have experienced rapid growth, installing solar energy systems with an aggregate of 458.9 megawatts of capacity at more than 68,500 homes in 12 states for an average solar energy system capacity of approximately 6.7 kilowatts. According to GTM Research, an industry research firm, we were the second largest installer of solar energy systems to the U.S. residential market in 2015, capturing approximately 11% market share in the third quarter of 2015, down from approximately 16% in the third quarter of 2014. We attribute the decrease in market share to distractions from the proposed SunEdison acquisition and increased competition in the residential solar market. We believe the key ingredients to our growth include the following:

•

High growth industry. The market for residential distributed solar energy is growing rapidly and disrupting the traditional electricity market. According to GTM Research, the U.S. residential solar energy market is expected to grow at a compound annual growth rate, or CAGR, of approximately 19% from 2015 through 2020.

•

Differentiated and scalable platform. We have developed an integrated approach to providing residential distributed solar energy where we fully control the lifecycle of our customers’ experience including the initial professional consultation, design and engineering process, installation and ongoing monitoring and service. We deploy our sales force on a neighborhood-by-neighborhood basis, which allows us to cultivate a geographically concentrated customer base that reduces our costs and increases our operating efficiency. We couple this model with repeatable and scalable processes to establish warehouse facilities, assemble and train sales and installation teams and open new offices. We believe that our processes enable us to expand within existing markets and into new markets. We also believe that our direct sales model and integrated approach represent a differentiated platform, unique in the industry that accelerates our growth by maximizing sales effectiveness, delivering high levels of customer satisfaction and driving cost efficiency.

•

Long-term, highly visible, recurring cash flow. The majority of our customers sign 20-year contracts for solar electricity generated by the system owned by us and pay us directly over the term of their contracts. These customer contracts generate recurring monthly customer payments. As of December 31, 2015, the average estimated nominal contracted payment for our customer contracts was approximately $28,500, and there is the potential for additional payments if customers choose to renew their contracts at the end of the term. The solar energy systems we install are eligible for ITCs, accelerated tax depreciation and other utility and governmental incentives. We have historically financed the assets created by substantially all of these contracts through investment funds.

As of February 29, 2016, we had raised 16 residential investment funds to which investors such as banks have committed to invest approximately $1.1 billion which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of February 29, 2016, we had remaining tax equity commitments to fund approximately 55 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $241 million.

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

•

Design and engineering. We have developed a process that enables us to design and install a custom solar energy system that delivers customer savings. This process, which incorporates proprietary software, standardized templates and data derived from on-site surveys, allows us to design each system to comply with complex and varied state and local regulations and optimize system performance on a per panel basis. We continue to pursue technology innovation to integrate accurate system design into the initial in-person sales consultation as a competitive tool to enhance the customer experience and increase sales close rates. For example, in 2015 we released our internal-use SunEye 360 site survey and system design tool that improves the accuracy of our solar energy generation estimates and decreases the number of homes where our personnel need to get on the roof for pre-installation measurements, which reduces the invasiveness of these initial processes on the customer experience.

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

•

Monitoring and service. We monitor the performance of our solar energy systems, leveraging a combination of internally developed solutions as well as capabilities provided by our suppliers. Our systems use communication gateways and monitoring services to collect performance data and we use this data to ensure that we deliver quality operations and maintenance services for our solar energy systems. If services are required, our strong local presence enables rapid response times.

•

Referrals. We believe our commitment to delivering customer satisfaction and our concentrated geographic deployment strategy have generated a significant amount of sales through customer referrals, which increase our neighborhood penetration rates, lower our customer acquisition costs and drive our growth. Our financial returns also benefit from the cost savings derived from increasing the density of installations in a neighborhood.

Our Strategy

Our goal is to become the premier provider of distributed solar energy. Key elements of our strategy include:

•

Further penetrating our existing markets. While we have chosen to initially introduce our solar energy systems in states whose utility prices, sun exposure, climate conditions and regulatory policies provide for the most compelling market for distributed solar energy, we believe that many of those states are still significantly underpenetrated. Accordingly, we intend to increase our presence in many of these markets by introducing our solar energy systems into new neighborhoods and communities in states in which we already have operations. We intend to leverage our existing customer base to grow in these markets at lower customer acquisition and installation costs relative to our competitors. In addition, we have complemented our existing go-to-market strategy with outright sales of solar energy systems.

•

Expanding into new locations and commercial markets. To enlarge our addressable market, we plan to expand our presence to new states and we have entered the C&I market, which includes small businesses such as community retailers as well as larger retailers and manufacturers. We plan to pursue similar debt, equity and other financing strategies consistent with our approach in the residential market, including creating investment funds, to help finance our C&I operations. In May 2015, we entered into a C&I solar investment fund arrangement with a fund investor. As of December 31, 2015, we have contracts in place with commercial off-takers but no projects have been accepted into the fund. The development cycle of C&I projects is typically longer than the development of residential solar energy systems due to complexities associated with larger system sizes and installations. The project approval process by the fund investor has been delayed due to uncertainty related to the proposed SunEdison acquisition.

•

Capitalizing on opportunities to increase sales and lower costs. We intend to capitalize on our opportunities to increase sales and lower costs through internal development initiatives and alternative financing structures. We plan to make additional investments in new technologies related to our system design and installation and ongoing customer service practices. Such investments will enable us to continue to improve our operating efficiency, cost structure and customer satisfaction.

•

Building and leveraging strategic relationships. We plan to build and leverage strategic relationships with new and existing partners to grow our business and drive cost reductions. For example, in addition to our direct sales channel, we are currently exploring opportunities to sell solar energy systems to customers through a number of distribution channels including relationships with real estate management companies, homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential customers. In February 2016, we entered into an agreement with a real estate management company to install solar on 488 homes in Utah. We expect to enter into other similar agreements with real estate management companies. In addition, we expect to benefit from Blackstone’s network of strategic relationships.

Customer Contracts

Prior to the first quarter of 2014, all of our long-term contracts were structured as power purchase agreements. In 2014, we began offering legal-form leases to residential customers. In 2015, we began offering contracts whereby customers could purchase solar energy systems with cash or enter into a loan product administered by a third party. Of our over 68,500 cumulative installations through December 31, 2015, approximately 1,300 systems were leased. Through December 31, 2015, a de minimis number were sold; however, we expect installations related to sales to grow in future periods.

In the power purchase agreement structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. The lease includes a performance guarantee under which we agree to refund a proportion of the customer payments if the leased solar energy system does not meet the annual guaranteed energy production level. As of December 31, 2015, the average FICO score of our customers was approximately 760. The power purchase agreement and lease terms are typically for 20 years, and all of the prices that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. Since January 2014, substantially all of our customer contracts have included an annual price escalator of 2.9%. Over the term of these agreements, we operate the systems and agree to maintain them in good condition. Customers who buy energy from us under power purchase agreements or lease systems are covered by our workmanship warranty equal to the length of the term of these agreements.

Sales and Marketing

We place our integrated residential solar energy systems through a scalable sales organization that primarily uses a direct-to-home sales model. We believe that a high-touch, customer-focused selling process is important before, during and after the sale of our products to maximize our sales success. The members of our sales force typically reside and work within the market they serve. We also generate a significant amount of sales through customer referrals. We have found that customer referrals increase in relation to our penetration in a particular market and shortly after entering a new market become an increasingly effective way to market our solar energy systems. In addition to direct sales, we sell to customers through our inside sales team and through our retail channel that reaches new customers at kiosks in malls and other locations. We also continue to explore opportunities to sell solar energy systems to customers through a number of other distribution channels, including relationships with real estate management companies, home builders, home improvement stores, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential customers.

We establish a sales office in each market that we enter. A typical sales team may consist of 15 to 20 sales representatives, depending on the sales region, which we refer to as sales managers, and one to two district managers. Sales managers are typically recruited by district managers or through our sales recruiting team. These sales teams are supported by approximately 30 installation technicians and an operations manager. There are also regional managers who generally oversee 10 to 20 sales offices. As of December 31, 2015, we had 66 total sales offices.

Operations and Suppliers

We purchase solar panels directly from multiple manufacturers. During 2015, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. Ecolibrium Solar, EcoFasten Solar and Mounting Systems Inc. accounted for substantially all of our racking purchases. We generally source the other products related to our solar energy systems, such as fasteners, wiring and electrical fittings, through a variety of distributors.

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

We screen all suppliers and components based on expected cost, reliability, warranty coverage, ease of installation and other ancillary costs. We typically enter into master contract arrangements with our major suppliers that define the general terms and conditions of our purchases, including warranties, product specifications, indemnities, delivery and other customary terms. We typically purchase solar panels, inverters and racking from our suppliers at then prevailing prices pursuant to purchase orders issued under our master contract arrangements.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy. According to industry experts, solar panel and raw material prices are not expected to continue to decline at the same rate as they have over the past several years. The resulting prices we pay for components could slow our growth and cause our financial results to suffer. In the past we have purchased virtually all of the solar panels used in our solar energy systems from manufacturers based in China and we expect that our manufacturers will begin to seek lower tariff countries such as Vietnam, Malaysia and Thailand.

As of December 31, 2015, we operated in Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey, New Mexico, New York, Pennsylvania, South Carolina and Utah. Our corporate headquarters are located in Utah. We manage inventory through our local warehouses and maintain a fleet of nearly 900 trucks and other vehicles to support our installers and operations. In 2015, our field teams completed on average approximately 2,730 residential installations per month. Our project management teams simultaneously manage thousands of projects as they move through the stages of engineering, permitting, installation, maintenance and monitoring.

We offer an installation warranty that the solar energy systems under our customer contracts will be free from material defects in design and workmanship for the term of the contract as well as a limited warranty on roof penetrations. We are also obligated to maintain the solar energy systems in good condition for the term of the contract or for a stated period, usually 20 years.

We provide a performance guarantee to our lease customers that requires us to refund money to the lessee if the solar energy system fails to generate the minimum amount of electricity in a given term, as specified in the lease. We compensate customers if their systems produce less energy than the guaranteed amount in any given year by making a payment to customers with under-performing systems. Through December 31, 2015, such compensation has been de minimis. As of December 31, 2015, approximately 1,300 of our systems in service had been leased. As the number of leased systems grows, payments for underperforming systems may increase over time and may vary from period-to-period based on a number of factors, including weather conditions in the areas in which we lease systems, which may adversely impact our results of operations.

We further offer a range of warranties on our solar energy systems to our investment funds. All of our systems feature a workmanship warranty during which we are obligated, at our cost and expense, to correct defects in our installation work, which depending on the particular investment fund, is for periods of five to twenty years. Generally our maintenance obligations to our investment funds do not include the cost of panels, inverters or racking, should such major components require replacement. The cost of such components are borne instead by the applicable investment fund, although we are obligated to install such equipment as part of our services covered by the agreed maintenance services fee. This obligation is satisfied by Vivint Solar Developer, LLC, on behalf of Vivint Solar Provider, LLC, which provides operations and maintenance services to each of our investment funds. As part of Vivint Solar Provider’s operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our customers, which generally range from 10 to 25 years. We also provide ongoing service and repair during the entire term of the customer relationship, regardless of whether or not such repairs are covered by our or a manufacturer’s warranty. We expect the costs we incur in providing these services will continue to grow as the number of systems in our portfolio increases and as installed solar energy systems age.

Competition

We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which customers can switch to electricity generated by our solar energy systems. We believe that we compete favorably with traditional utilities based on these factors in the states where we operate.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies and with solar companies with business models that are similar to ours, such as SolarCity Corporation and Sunrun Inc. We believe that we compete favorably with these companies; however, in 2015, we experienced a decrease in market share which we attribute to distractions associated with the proposed SunEdison acquisition.

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

Technology and Intellectual Property

As of December 31, 2015, we, directly or through our wholly owned subsidiary Vivint Solar Labs (formerly known as Solmetric Corporation) had five patents and 12 pending applications with the U.S. Patent and Trademark Office. These patents and applications relate primarily to shade and site analysis. Our issued patents start expiring in 2026. We intend to file additional patent applications as we innovate through our research and development efforts.

Vivint Solar Labs is our research and development team focused on proprietary photovoltaic installation instruments and software. In February 2015, we decided to discontinue external sales of two of the three main Vivint Solar Labs products, which were at the end of their product life cycles. We will continue selling the PV Analyzer product, which is commercially used in commissioning, auditing, operating, maintaining and troubleshooting issues with photovoltaic systems. We will continue to develop and produce the discontinued products for internal use only.

As part of our strategy, we may expand our technological capabilities through targeted acquisitions such as Solmetric, licensing technology and intellectual property from third parties, joint development relationships with partners and suppliers and other strategic initiatives as we strive to offer the industry’s best operational efficiency, performance prediction, operations and management.

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

Government Policies

Net metering is one of several key policies that have enabled the growth of distributed solar in the United States. Net metering allows a homeowner to pay his or her local traditional utility only for their power usage net of production from the solar energy system installed on his or her roof. Where the customer’s utility provides for net metering, the customer typically pays for the net energy used or receives a credit against future bills at the retail rate if more energy is produced than consumed. Homeowners receive credit for the energy that the solar installation exports to the local power grid, and are reimbursed by the utility for net excess generation in some utility markets, including some of those in which we operate. Forty-one states, Puerto Rico, the District of Columbia, American Samoa and the U.S. Virgin Islands have adopted some form of net metering law or regulation. According to the U.S. Energy Information Administration, or EIA, the total number of net metered customers in the United States has grown at a CAGR of approximately 90%, from approximately 19,000 households in 2005 to approximately 6,213,130 households in 2014. Net metering programs have been subject to regulatory scrutiny or legislative proposals in Arizona, California, Colorado, Hawaii, Nevada, Puerto Rico, Utah and several other states. Regulators in these states have considered imposing limits on the aggregate capacity of net metering generation, fees on net metering customers, reducing the rate that net metering customers are paid for the power that they deliver back to the grid and allegations that homeowners with net metered solar systems shift the costs of maintaining the electric grid onto non-solar ratepayers. In California, the Public Utilities Commission largely upheld net metering in its current form with full retail compensation for exports, but did impose some additional fees on net metering customers, and will require such customers to take service on time-of-use rates. In 2015, Hawaii’s Public Utilities Commission significantly lowered the rate of compensation paid to net metering customers. In late 2015, the Nevada Public Utilities Commission voted in favor of a plan which limits export compensation to net metering customers and imposed high monthly fees, which greatly reduced the economic benefit to Nevada customers of residential solar. As a result we no longer have a presence in Nevada.

Government Incentives

Federal, state and local government bodies and utilities provide incentives to various parties, including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable us to lower the price we charge our customers, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

The Federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; legislation was passed in December 2015 which extended this 30% rate until December 31, 2019. The rate will decrease to 26% in 2020 and 22% in 2021. By statute, this tax credit is scheduled to decrease to 10% on January 1, 2022.

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

Many state governments, traditional utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers or developers or systems owners based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to solar customers or a system owner based on the energy generated by the solar energy system during a pre-determined period.

Many states also have adopted procurement requirements for renewable energy production. Twenty-nine states, the District of Columbia and three U.S. territories have adopted a renewable portfolio standard that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities usually must surrender solar renewable energy certificates, or SRECs to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

Workforce

As of December 31, 2015, we had a total workforce of 3,685, including 1,750 employees in installation, 831 service providers in sales and marketing, 790 employees in operations, 282 employees in general and administrative and 32 employees in research and development. Our sales and marketing headcount includes 721 active direct sellers. We consider a direct sales person to be active if they completed at least four customer pre-surveys in the prior four weeks. Our operations personnel work primarily in installation, design and account management. Our general and administrative personnel work primarily in finance, business development, capital markets and human resources. None of our service providers are represented by a labor union and we consider relations with our workers to be good.

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

Risk Related to our Proposed Acquisition by SunEdison

SunEdison’s failure to complete the acquisition has affected and may in the future, materially and adversely affect our results of operations and stock price.

On July 20, 2015, we entered into an Agreement and Plan of Merger, or Merger Agreement, as amended by the Amendment to the Agreement and Plan of Merger, dated as of December 9, 2015, with SunEdison, Inc., or SunEdison, a Delaware corporation, and SEV Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SunEdison, pursuant to which the we were to have been acquired by SunEdison.

We delivered notice to SunEdison on February 26, 2016, and again on March 1, 2016, that, pursuant to the terms of the Merger Agreement, SunEdison was required to cause the closing of the acquisition to occur on February 26, 2016, and remained obligated to cause the closing to occur, given that all conditions to SunEdison’s obligations to close the acquisition in the Merger Agreement were satisfied on February 24, 2016 when (1) our stockholders adopted the Merger Agreement, and (2) the marketing period contemplated by the Merger Agreement related to SunEdison’s financing of the acquisition (which commenced when we delivered all required information to SunEdison on February 11, 2016) terminated on February 21, 2016. SunEdison’s failure to cause the closing within three business days of the delivery of the notices specified in the preceding sentence triggered our right to terminate the Merger Agreement pursuant to Section 7.01(i) thereof.

Moreover, as of SunEdison’s failure to cause the closing to occur on February 26, 2016, SunEdison was in breach of its covenants under Sections 1.02 and 4.05(a) of the Merger Agreement, and such breach resulted in the failure of the conditions set forth in Section 6.02 of the Merger Agreement to be satisfied on such date. SunEdison’s representatives subsequently informed us that SunEdison was unable to cause the closing to occur in the foreseeable future. Since such breach was therefore incurable prior to March 18, 2016, the date on which the Merger Agreement would otherwise terminate, we have the right to terminate the Merger Agreement pursuant to Section 7.01(e) thereof.

As a result of the foregoing and in accordance with and pursuant to our rights under Section 7.01(i) and 7.01(e) of the Merger Agreement, we terminated the Merger Agreement on March 7, 2016. On March 8, 2016, we filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement. While we believe that SunEdison willfully breached its obligations under the Merger Agreement and that our claims have merit and are likely to succeed, the outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in our claims.

However, SunEdison’s failure to close the acquisition presents significant risks to us, including:

•

we will not realize any or all of the potential benefits of the acquisition, including any synergies that could result from combining the resources of us and SunEdison, which could have a negative effect on our stock price;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the transaction;
•	the attention of our management and employees has been diverted, and may continue to be diverted, from day-to-day operations as we pursue our remedies under the Merger Agreement;
•

our business has been disrupted by customer uncertainty over when or if the acquisition will be completed or customers’ and investors’ perception of us as a standalone company and our business may continue to be affected by the residual impact of these or similar factors;

•

under the Merger Agreement, we were subject to certain restrictions on the conduct of our business prior to completing the acquisition, which restrictions have adversely affected our ability to conduct business as we otherwise would have done if we were not subject to these restrictions and our business may continue to be affected by the residual impact of these or similar factors;

•

due to investor uncertainty regarding the acquisition, our ability to raise additional financing was limited, which may adversely affect our ability to raise additional financing in a timely manner or on favorable terms; and

•	our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with our future as a standalone company.

The occurrence, continuation or exacerbation of any of these events individually or in combination could materially and adversely affect our results of operations and stock price.

The announcement and pendency of the acquisition caused disruptions in our business, which has had, and may continue to have, an adverse effect on our business operations and financial results.

During the pendency of the acquisition, we and SunEdison operated independently. Uncertainty about the effect of the acquisition on customers and employees has had, and may continue to have, an adverse effect on us and consequently, may have an adverse effect on our business operations and financial results as a standalone company. During the pendency of the acquisition, current and prospective employees experienced uncertainty about their future with SunEdison, us or the combined company. These uncertainties have impaired, and may continue to impair the ability of us to retain, recruit or motivate key personnel, and may have negatively impacted the productivity of current employees. In addition, due to these uncertainties and to SunEdison’s required approvals, we ceased certain employee actions such as hiring, terminating and reallocating personnel. Our employees and our management teams reallocated significant time to integration efforts. We deferred transitions to key IT systems as a standalone company. We were also caused to defer and delay financing options, including additional acquiring investment funds and debt facilities, which has decreased our operational efficiency and effectiveness. Further, SunEdison withheld approval of power purchase agreement enhancements as a leverage tool, which further decreased our effectiveness in attracting and obtaining prospective customers.

In response to the announcement of the acquisition, and due to uncertainty regarding the closing of the acquisition, our existing or prospective customers or suppliers have or may have:

•	delayed, deferred and may cease purchasing products or services from or providing products or services to us;
•	delayed or deferred other decisions concerning us; or
•	otherwise sought to change the terms on which they do business with us.

These such delays or changes to terms have disrupted, and may continue to disrupt our business and adversely impact our results of operations as we continue to operate as a standalone company.

Risks Related to our Business

We need to enter into substantial additional financing arrangements to facilitate new customers’ access to our solar energy systems, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of February 29, 2016, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of February 29, 2016, we had remaining residential tax equity commitments to fund approximately 55 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $241 million. As of February 29, 2016, we had entered into one C&I investment fund with a total committed capital amount of $150.0 million, however, no projects had been accepted into the investment fund as of February 29, 2016. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors' commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a penalty fee. For the C&I investment fund, we could incur a non-performance fee of up to $3.0 million primarily due to a delay in solar energy systems being interconnected to the power grid.

To meet the capital needs of our growing business, we will need to obtain additional financing from new investors and investors with whom we currently have arrangements. If any of the financial institutions that currently provide financing decide not to invest in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to provide financing and negotiate new financing terms. In addition, the pendency of the SunEdison acquisition and the risks and uncertainties associated with it adversely affected the willingness of parties to enter into financing arrangements with us. This, combined with restrictions under the Merger Agreement on our ability to incur, assume or guarantee any indebtedness, or make any loans or advances to any other person, restricted our ability to raise additional capital during the pendency of the acquisition and our business may continue to be affected by the residual impact of these or similar factors. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

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

We believe that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption.

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

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would make our current products less competitive with the price of electricity from the power grid. For example, the California Public Utilities Commission recently issued a decision that will transition residential rates over the next four years from a four-tiered structure to a two-tiered structure, with only a 25% differential between the two rates and a surcharge for very high energy users. It is possible that this change could have the effect of lowering the incentive for residential customers of California’s large investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reduce demand for our products. In addition, California is in the process of shifting to a time-of-use rate structure in the coming years. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our offerings. The California Public Utilities Commission determined in January of 2016 that net metering customers taking service on the net energy metering (NEM) successor tariff will be required to take service on time-of-use rates. This transition may occur in 2016 for some of our potential customers. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection process have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, the California Public Utilities Commission issued a decision in July 2015 that allowed utilities to impose a minimum $10 monthly bill for residential customers, approved the concept of fixed charges and will permit the utilities to propose such fixed charges again in 2018. A decision issued in January 2016 will allow new interconnection fees and additional nonbypassable charges to be assessed on customers taking service on California’s net metering successor tariff. This will result in monthly charges being imposed on our customers in California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation as well as the state’s net metering program. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

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

The federal government currently offers a 30% investment tax credit, or the ITC, under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; the 30% rate continues until December 31, 2019. By statute, the ITC is scheduled to decrease to 26% for 2020, 22% for 2021 and 10% of the fair market value of a solar energy system on January 1, 2022, and the amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction, the rate of growth of installations of our residential solar energy systems could be negatively impacted. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2020, unless modified by an intervening change in law, will significantly impact the attractiveness of solar energy to these investors and could potentially harm our business.

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

Forty-one states, Puerto Rico, the District of Columbia, American Samoa and the U.S. Virgin Islands have adopted some form of net metering. Each of the states where we currently serve customers has adopted some form of a net metering policy.

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Colorado, Hawaii, Nevada and Utah. In California, for example, after the earlier of July 1, 2017 or the date the applicable investor owned utility reaches its statutory net metering cap, customers will take service on a new net metering successor tariff. The net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 617 megawatts for San Diego Gas and Electric Company; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. As reflected in their January 31, 2016 reports required by statute, these investor-owned utilities have approximately 12%, 35% and 22%, respectively, of capacity remaining under their respective net metering caps. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities. For the NEM successor tariff, the California Public Utilities Commission largely upheld net metering in its current form with full retail compensation for exports and rejected utility requests to impose extremely high fixed and capacity charges. The Commission did allow the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates.

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

In late 2015, the Nevada Public Utilities Commission voted in favor of a plan which limits export compensation to net metering customers to avoided cost rates and imposes high monthly fees on such customers. This order greatly reduced the economic benefit to Nevada customers of residential solar. Solar advocates have filed suit challenging this order. Several other states plan to revisit their net metering policies in the coming years, and the First Circuit Court’s order denying the plaintiff’s requested relief is currently on appeal.

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

Technical and regulatory limitations may significantly reduce our ability to sell electricity from our solar energy systems and retain employees in certain markets.

Technical and regulatory limits may curb our growth in certain key markets, which may also reduce our ability to retain employees in those markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in parts of their service territories. In the first half of 2014, Hawaii was the second largest market in which we operated as measured by total installations. However, despite legislative and regulatory actions to allow further distributed electricity penetration, these limitations constrained growth of distributed residential solar energy in Hawaii in the second half of 2014 and beyond, and Hawaii has become a less important market to us as a result; which in turn resulted in the loss of employees located in that market that were not willing to relocate. While a recent Hawaii Public Utilities Commission order seeks to streamline the interconnection process, and while our growth in other markets has more than offset the impact of these limitations in Hawaii, if we experienced similar or other limitations on the deployment of solar energy systems, our business, operating results and growth prospects could be materially adversely affected. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the grid. While the prospect of such curtailment is somewhat speculative, the adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We have incurred operating losses and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses since our inception. We incurred net losses of $253.3 million and $165.9 million for the years ended December 31, 2015 and 2014. We expect to continue to incur net losses from operations as we finance the expansion of our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct sales model. Recently, we have opened a new retail sales channel and set up an inside sales team as new means of reaching customers. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Additionally, we are experienced in reaching customers efficiently through a direct sale model; however, due to limited experience, acquiring customers through other channels has been slow to develop, leading to less market penetration in these channels. We are also vulnerable to changes in laws related to direct marketing as regulations have limited unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in executing our strategy to sell our solar energy systems through other channels, our financial condition, results of operations and growth prospects will be adversely affected.

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

In addition to our sales compensation model, our ability to recruit, train and retain effective sales personnel could be harmed by additional factors, including:

•	the residual impact of uncertainty associated with the termination of the SunEdison acquisition or our future as a standalone company;
•	any adverse publicity regarding us, our solar energy systems, our distribution channel or our industry;
•	lack of interest in, or the technical failure of, our solar energy systems;
•	lack of a compelling product or income opportunity that generates interest for potential new sales personnel, or perception that other product or income opportunities are more attractive;
•	any negative public perception of our sales personnel and direct-selling businesses in general;
•	any regulatory actions or charges against us or others in our industry;
•	general economic and business conditions; and
•	potential saturation or maturity levels in a given market which could negatively impact our ability to attract and retain sales personnel in such market.

We are subject to significant competition for the recruitment of sales personnel from other direct-selling companies and from other companies that sell solar energy systems in particular. Furthermore, the regional and district managers of our sales personnel are instrumental in recruiting, retaining and motivating our sales personnel. When managers have elected to leave us and join other companies, the sales personnel they supervise have often left with them. We expect to experience similar attrition in our sales personnel in the future which may impact our results of operations and growth. The impact of such attrition could be particularly acute in those jurisdictions, such as California, where contractual non-competition agreements for service providers are not enforceable or subject to significant limitations.

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

Solar energy system owners are currently allowed to claim the ITC that is equal to 30% of the system’s eligible tax basis, which is generally the fair market value of the system. By statute, the ITC is scheduled to decrease to 26% for 2020, 22% for 2021 and 10% on January 1, 2022. Moreover, potential fund investors must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments. We cannot assure you that this type of financing will continue to be available to us. Alternatively, new investment fund structures or other financing mechanisms may become available, and if we are unable to take advantage of these fund structures and financing mechanisms it may place us at a competitive disadvantage. If, for any reason, we are unable to finance solar energy systems through tax-advantaged structures or if we are unable to realize or monetize depreciation benefits, or if we are otherwise unable to structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition, results of operations and prospects.

Rising interest rates could adversely impact our business.

Rising interest rates could have an adverse impact on our business by increasing our cost of capital. The majority of our cash flows to date have been from customer contracts that have been partially monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from the customers who enter into these contracts. If the rate of return required by the fund investor rises as a result of a rise in interest rates, the present value of the customer payment stream and the total value that we are able to derive from monetizing the payment stream will each be reduced. Interest rates are at historically low levels. It is likely that interest rates will rise in 2016, which would cause our costs of capital to increase.

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

Our investment funds contain terms that contractually require the investment funds to make priority distributions to the fund investor, to the extent cash is available, until it achieves its targeted rate of return. The amounts of potential future distributions under these arrangements depends on the amounts and timing of receipt of cash flows into the investment fund, almost all of which is generated from customer payments related to solar energy systems that have been previously purchased (or leased, as applicable) by such fund. If such cash flows are lower than expected, the priority distributions to the investor may continue for longer than initially anticipated. Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to, or make capital contributions to the fund, so that such distributions owed to us, or additional capital contributions made by us, can be redirected to the fund investor such that it achieves the targeted return. For example, as of December 31, 2015, we accrued an estimated $5.2 million capital contribution to reimburse a fund investor a portion of its capital contribution in order to true-up the investor’s expected rate of return primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

In September 2014, we entered into an aggregation credit facility, which was subsequently amended in February 2015 and November 2015, pursuant to which we may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an aggregate of $175.0 million in additional borrowings. In addition, in March 2015, we entered into a revolving credit facility pursuant to which we may borrow up to an aggregate of $131.0 million. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. These credit facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of December 31, 2015, approximately 39% of our cumulative installations and total offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

In connection with the preparation, audits and interim reviews of our consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This material weakness has not been fully remediated and as a result, for the year ended December 31, 2015, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

We continue to take steps to remediate the underlying causes of the material weakness that was reported for the year ended December 31, 2014. We have hired a number of additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We continue to engage third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. These remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. We are working diligently on this remediation process; however, we cannot estimate how long it will take to remediate this material weakness. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weakness will result in additional errors in or restatements of our financial statements.

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

We have historically only provided our offerings to residential customers. We compete with companies who sell solar energy systems in the commercial, industrial and government markets, in addition to the residential market. While we have recently entered the commercial and industrial market and we have contracts in place with commercial off-takers, no projects have been initiated as of December 31, 2015. The development cycle of these projects typically has a longer time horizon than the development of residential solar energy systems due to complexities associated with significantly larger system sizes and installations. The project approval process by project customers and our C&I fund investor has been delayed as a result of uncertainty related to the pending acquisition of our company and we may face continued delays following the termination of the Merger Agreement. While we believe that in the future we may have opportunities to expand our operations into other markets, there are no assurances that our design and installation systems will work for non-residential customers or that we will be able to compete successfully with companies with historical presences in such markets or we may not realize the anticipated benefits of entering such markets, and entering new markets has numerous risks, including the following:

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2015, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

Historically, we purchased the components for our solar energy systems on an as-needed basis and did not operate under long-term supply agreements. Recently, we have entered into multi-year agreements with certain of our major suppliers. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase almost all of the solar photovoltaic modules we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. In addition, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan. These tariffs, and any tariffs or duties, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand. Further, certain of these multi-year agreements require us to make minimum volume purchases on a quarterly basis. As of December 31, 2015, we have met these minimum purchase requirements. However, if we fail to meet such minimum purchases in the future, we may be required to make additional payments or breach our contracts, which could adversely affect our results of operations and damage our relationships with these suppliers.

Our operating results may fluctuate from quarter to quarter and year to year, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. For example, the amount of revenue we recognize in a given period from our customer contracts is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, revenue derived from power purchase agreements is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather, as for example during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. As such, our past quarterly operating results may not be good indicators of future performance.

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

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy. According to industry experts, solar panel and raw material prices are not expected to continue to decline at the same rate as they have over the past several years. In addition, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may also put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased virtually all of the solar panels used in our solar energy systems from manufacturers based in China which have benefited from favorable governmental policies by the Chinese government. If this governmental support were to decrease or be eliminated, our ability to purchase these products on competitive terms or to access specialized technologies from China could be restricted.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of nearly 900 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, we could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial results.

We agree to maintain the solar energy systems installed on our customers’ homes during the length of the term of our customer contracts, which is typically 20 years. We are exposed to any liabilities arising from the systems’ failure to operate properly and are generally under an obligation to ensure that each system remains in good condition during the term of the agreement. As part of our operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our customers, which generally range from 10 to 25 years. One or more of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers or to our fund investors without underlying warranty coverage. We, either ourselves or through our investment funds, bear the cost of such major equipment. Even if the investment fund bears the direct expense of such replacement equipment, we could suffer financial losses associated with a loss of production from the solar energy systems.

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

We typically provide a workmanship warranty for periods of five to 20 years to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system, and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the lease or power purchase agreement with the covered customers. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems, a majority of which are located in California, are damaged in the event of a natural disaster beyond our control, such as an earthquake, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

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

We have experienced significant growth in recent periods with the cumulative capacity of our solar energy systems growing from 72.8 megawatts as of December 31, 2013 to 458.9 megawatts as of December 31, 2015, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

We depend on our experienced management team, and the loss of one or more key executives could have a negative impact on our business. In particular, we are dependent on the services of our chief executive officer, Greg Butterfield. We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. In the year ended December 31, 2015, one-third of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan vested. In addition, one-third of the options remained outstanding and will vest if 313 Acquisition LLC receives a return on its invested capital at a pre-established threshold, subject to the employee’s continued service through the receipt of such return. While our initial public offering did not itself constitute an event that would trigger vesting, subsequent sales by 313 Acquisition LLC of our common stock could result in the vesting of such options. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time or times. This decrease in retention incentive could cause significant turnover after these options vest. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns which could harm our business and operating results. If in the future, we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms or lightning. Although we maintain insurance to cover for many such casualty events, our investment funds would be obligated to bear the expense of repairing the damaged solar energy systems, sometimes subject to limitations based on our ability to successfully make warranty claims. Our economic model and projected returns on our systems require us to achieve certain production results from our systems and, in some cases, we guarantee these results for both our consumers and our investors. If the systems underperform for any reason, our financial results could suffer. Sustained unfavorable weather also could delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. We have experienced seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from power purchase agreements is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, operating leases and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, given that we are in a rapidly growing industry, the true extent of these fluctuations may have been masked by our recent growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance. Furthermore, weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system. This could make our solar energy systems less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition, results of operations and prospects.

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

Our solar energy customers primarily purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of December 31, 2015, the average FICO score of our customers was approximately 760. However, as we grow our business, we expect that the risk of customer defaults will increase. As a result, our reserve for this exposure is estimated to be $0.9 million as of December 31, 2015, and our future exposure may exceed the amount of such reserves.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations and litigation, and adversely affect our financial performance.

Our business substantially focuses on contracts and transactions with residential customers. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, door-to-door solicitation as well as specific regulations pertaining to solar installations. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. For example, Arizona recently enacted a new statute that will require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. This new law, which took effect on December 31, 2015, required us to amend the standard legal-form lease we provide customers in Arizona to, among other things, include an acknowledgement by the customer of any restrictions on the ability to transfer ownership of the solar energy system or underlying property and provide contact information for any party that has the right to review or approve such a transfer. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, members of the U.S. House of Representatives have sent letters to the Consumer Financial Protection Board, or CFPB, and the Federal Trade Commission, or FTC, requesting that these agencies investigate the sales practices of companies providing solar energy system leases to residential consumers. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if the CFPB or FTC or other regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of solar leases to residential consumers, responding to such investigation or complying with such regulations could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers. Additionally, we cannot ensure that our sales force will comply with our standard practices and policies, and any such non-compliance which violates applicable laws or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations.

Any unauthorized access to, or disclosure or theft of personal information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of our customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information. We also store and use personal information of our employees. In addition, we currently utilize certain shared information and technology systems with Vivint. We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors, including Vivint, may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. In addition, due to a potential time lapse between when a sales representative leaves us and when we are made aware of the separation, sales representatives may have continued access to our customers’ information for a period when they should not.

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

We are, and may in the future become, party to litigation. For example, in September 2014, two of our former installation technicians, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against us and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for our payment of $1.7 million to be paid out to the purported class members. The settlement agreement must be approved by the Court, after notice to the purported class. A $1.7 million reserve was recorded related to this proceeding in our consolidated financial statements.

On September 9, 2015, two of our customers, on behalf of themselves and a purported class, named us in a putative class action, Case No. BCV-15-100925(Cal. Super. Ct., Kern County), alleging violation of California Business and Professional Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint seeks: (1) rescission of their power purchase agreements along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. On October 16, 2015, we moved to compel arbitration of the plaintiffs’ claims pursuant to the provisions set forth in the power purchase agreements, which the Court granted and dismissed the class claims without prejudice. Plaintiffs have appealed the Court’s order. We are not able to estimate the amount or range of potential loss, if any, at this time.

In addition, in November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us, our directors, certain of our officers and the underwriters of our initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, we filed a motion to dismiss the complaint and on December 10, 2015, the Court issued an Opinion and Order dismissing the complaint with prejudice. On January 5, 2016, the plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

Risks Related to our Relationship with Vivint

Vivint provides us with certain information technology support for our business. If Vivint fails to perform its obligations to us or if we do not find appropriate replacement services, we may be unable to perform these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

We have historically relied on the technical support of Vivint to run our business. Some of the Vivint resources we are using include information technology and infrastructure, employee benefits and certain other services. The implementation of new software support systems requires significant management time, support and cost, and there are inherent risks associated with implementing, developing, improving and expanding our core systems. We cannot be sure that these systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement these systems, our operations may be disrupted and our operating results could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

In order to successfully transition to our own systems and operate as a stand-alone business, we entered into various agreements with Vivint in connection with our public offering. These include a master framework agreement providing the overall terms of the relationship and a transition services agreement detailing various information technology services that Vivint will provide. Vivint will provide each service until we agree that support from Vivint is no longer required for that service. The information technology services provided under the transition services agreement may not be sufficient to meet our needs and we may not be able to replace these services at favorable costs and on favorable terms, if at all. Any failure or significant downtime in our own financial or administrative systems or in Vivint’s financial or administrative systems during the transition period and any difficulty in separating our information technology services from Vivint’s information technology services and integrating newly developed or acquired information technology services into our business could result in unexpected costs, impact our results or prevent us from paying our suppliers and performing other technical, administrative and information technology services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to March 11, 2016, the closing price of our common stock has ranged from a high of $16.01 to a low of $4.09. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings;
•	additions or departures of key personnel;
•	the failure of securities analysts to cover our common stock;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our stockholders;
•	the expiration of contractual lock-up agreements;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions; and
•	potential acquisitions.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently subject to two putative class action lawsuits, subsequently consolidated into an amended complaint, filed in the U.S. District Court for the Southern District of New York, alleging certain misrepresentations by us in connection with our initial public offering. We may become the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of December 31, 2015, we had 106.6 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, options to purchase 9.3 million shares of common stock remained outstanding as of December 31, 2015, with 4.2 million of those shares being vested and exercisable as of December 31, 2015. Of the 5.1 million shares that are not yet vested, 1.8 million shares are subject to ratable time-based vesting over a five year period and 0.1 million shares are subject to time-based vesting over a four year period with 25% vesting after 1 year and 6.25% vesting quarterly thereafter. All shares subject to time-based vesting will become immediately tradable once vested. The remaining 3.2 million shares are subject to vesting upon certain performance conditions and will vest and become immediately tradable when 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $500 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012). As of December 31, 2015, 0.9 million restricted stock units remained outstanding, most of which are time-based and vest over four years with 25% vesting after 1 year and 6.25% vesting quarterly thereafter.

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

As of December 31, 2015, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 77% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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
•

requiring our sponsor to consent to certain actions, as described under the section of our 2015 Proxy Statement captioned “Related Party Transactions—Agreements with Our Sponsor,” for so long as our sponsor, Summit Partners, Todd Pedersen and Alex Dunn or their respective affiliates collectively own, in the aggregate, at least 30% of our outstanding shares of common stock;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and executive offices are currently located in Lehi, Utah, where we occupy approximately 37,000 square feet of office space. We lease approximately 134,000 square feet of office space with TCO-Canyon Park, LLC in Orem, Utah. We have entered into a lease with T-Stat One, LLC for approximately 150,000 square feet of office space that will replace our current corporate headquarters and executive offices once the building is completed, which is expected to be in the second quarter of 2016. We also entered into a lease for the construction of a second office building and a studio building on the corporate headquarters campus that will increase the leased premises by approximately 160,000 square feet. Construction on the studio building is on hold and the second office building is expected to be available in 2018.

Our other locations include warehouses and sales offices that range from approximately 1,000 to 36,000 square feet in Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey, New Mexico, Nevada, New York, Pennsylvania, South Carolina and Utah.

We lease all of our facilities and we do not own any real property. We believe with the addition of our corporate headquarter space to be completed in 2016 that our Utah offices are sufficient to meet our current needs and our anticipated growth.

Item 3. Legal Proceedings.

In December 2013, one of our former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of our subsidiaries, and unnamed John Doe defendants alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, we filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to preliminary terms of settlement, which were subsequently revised in mid-2015. The settlement agreement provided for a settlement payment from us in the amount of $0.4 million. On October 30, 2015, the Court entered a final order approving the settlement agreement and the settlement payment was distributed in accordance with the settlement agreement.

In September 2014, two of our former installation technicians, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against us and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for our payment of $1.7 million to be paid out to the purported class members. The settlement agreement must be approved by the Court, after notice to the purported class. A $1.7 million reserve was recorded related to this proceeding in our consolidated financial statements.

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us, our directors, certain of our officers and the underwriters of our initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, we filed a motion to dismiss the complaint and on December 10, 2015, the Court issued an Opinion and Order dismissing the complaint with prejudice. On January 5, 2016, the plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against our directors, SunEdison Inc., or SunEdison, and TerraForm Power, or TerraForm, alleging that the proposed acquisition by SunEdison is unfair to our stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. On or about September 10, 2015, two purported class action lawsuits were also filed in Utah's Fourth District State Court, or the Utah Actions, alleging similar claims to the complaints previously filed in the Delaware Chancery Court. On September 22, 2015, we, through counsel notified plaintiff's counsel in the Utah Actions that pursuant to our Articles of Incorporation, any such derivative action was subject to exclusive jurisdiction in the Delaware Chancery Court, and accordingly, the Utah Actions should be dismissed. After a December 2015 amendment to the proposed acquisition, a new complaint was filed in the Delaware Chancery Court on January 11, 2016. The new complaint alleges breach of fiduciary duty against our directors, certain officers, and SunEdison, and seeks damages on behalf of a putative class. In view of our indemnification obligation to our directors, we are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

On September 9, 2015, two of our customers, on behalf of themselves and a purported class, named us in a putative class action, Case No. BCV-15-100925(Cal. Super. Ct., Kern County), alleging violation of California Business and Professional Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint seeks: (1) rescission of their power purchase agreements along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. On October 16, 2015, we moved to compel arbitration of the plaintiffs’ claims pursuant to the provisions set forth in the power purchase agreements, which the Court granted and dismissed the class claims without prejudice. Plaintiffs have appealed the Court’s order. We are not able to estimate the amount or range of potential loss, if any, at this time.

On March 8, 2016, we filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which we were to be acquired and breached its implied covenant of good faith and fair dealing. We are seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. While we believe that SunEdison willfully breached its obligations under the Merger Agreement and that our claims have merit and are likely to succeed, the outcomes of lawsuits are inherently unpredictable.

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

	High	Low
Fourth quarter 2015	13.05	6.59
Third quarter 2015	16.00	9.91
Second quarter 2015	15.28	11.52
First quarter 2015	13.56	7.70
Fourth quarter 2014	18.71	7.42

As of March 2, 2016, we had four stockholders of record of our common stock. We also have approximately 11,500 beneficial holders whose stock is in nominee or “street name” accounts through brokers.

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

The following graph compares for the period from October 1, 2014 through December 31, 2015, the total cumulative stockholder return on our common stock with the total cumulative return of the New York Stock Exchange Composite Index, the MAC Global Solar Energy Index and a group of publicly traded peer companies. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the New York Stock Exchange Composite Index, the MAC Global Solar Energy Index and a group of publicly traded peer companies, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance:

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Equity Securities

None.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund our growth, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, the terms of one or more of our current debt instruments restrict our ability to pay cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our debt instruments and organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Item 6. Selected Financial Data.

The following table sets forth selected historical consolidated financial and other data for the periods ended and at the dates indicated below. On November 16, 2012, we were acquired by The Blackstone Group, L.P., our sponsor. We refer to the years ended December 31, 2015, 2014 and 2013 and the period from November 17, 2012 through December 31, 2012 as the Successor Periods or Successor, and the period from January 1, 2012 through November 16, 2012 as the Predecessor Period or Predecessor. Our selected historical consolidated statement of operations data for the years ended December 31, 2015, 2014 and 2013 presented in this table and the balance sheet data as of December 31, 2015 and 2014 have been derived from our historical audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected financial data should be read in conjunction with the sections of this document captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Successor				Predecessor
				Period from	Period from
				November 17,	January 1,
				through	through
	Year Ended December 31,			December 31,	November 16,
	2015	2014	2013	2012	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Operating leases and incentives	$61,150	$21,688	$5,864	$109	$183
Solar energy system and product sales	3,032	3,570	306	—	157
Total revenue	64,182	25,258	6,170	109	340
Operating expenses:
Cost of revenue—operating leases and incentives	131,213	67,984	19,004	1,018	3,302
Cost of revenue—solar energy system and product sales	1,762	1,997	123	—	95
Sales and marketing	48,078	21,869	7,348	533	1,471
Research and development	3,901	1,892	—	—	—
General and administrative	92,664	78,899	16,438	971	7,789
Amortization of intangible assets	13,172	14,911	14,595	1,824	—
Impairment of intangible assets	4,506	—	—	—	—
Total operating expenses	295,296	187,552	57,508	4,346	12,657
Loss from operations	(231,114)	(162,294)	(51,338)	(4,237)	(12,317)
Interest expense	12,568	9,323	3,144	96	881
Other (income) expense	(154)	1,372	1,865	44	240
Loss before income taxes	(243,528)	(172,989)	(56,347)	(4,377)	(13,438)
Income tax expense (benefit)	9,737	(7,070)	123	(1,074)	7
Net loss	(253,265)	(165,919)	(56,470)	(3,303)	(13,445)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(266,345)	(137,036)	(62,108)	(699)	(1,771)
Net income available (loss attributable) to stockholders	13,080	(28,883)	5,638	(2,604)	(11,674)
Accretion to redemption value of Series B redeemable preferred stock	—	—	—	—	(20,000)
Net income available (loss attributable) to common stockholders	$13,080	$(28,883)	$5,638	$(2,604)	$(31,674)
Net income available (loss attributable) per share to common stockholders(1):
Basic	$0.12	$(0.35)	$0.08	$(0.03)	$(0.42)
Diluted	$0.12	$(0.35)	$0.07	$(0.03)	$(0.42)
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders(1):
Basic	106,088	83,446	75,000	75,000	75,000
Diluted	109,858	83,446	75,223	75,000	75,000

(1)  See Note 17—Basic and Diluted Net Income (Loss) Per Share to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income available (loss attributable) per share to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	Year Ended December 31,
	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$92,213	$261,649	$6,038	$11,650
Solar energy systems, net	1,102,157	588,167	188,058	47,089
Total assets	1,609,070	1,064,324	297,707	132,087
Revolving lines of credit, related party	—	—	41,412	15,000
Long-term debt	415,850	105,000	—	—
Redeemable non-controlling interests	169,541	128,427	73,265	17,741
Total equity	609,252	613,136	80,621	71,323

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

Business Overview

We primarily offer distributed solar energy to residential customers based on long-term contracts at prices below their current utility rates. Our customer focus, neighborhood-driven direct-to-home sales model, brand and operational efficiency have driven our rapid growth in solar energy installations. We believe our continued growth is disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation.

We primarily sell the electricity that our solar energy systems produce through long-term power purchase agreements or lease the solar energy systems through long-term leases. Prior to 2014, all of our long-term customer contracts were structured as power purchase agreements. In 2014, we began offering leases to residential customers. Under either contract type, we install our solar energy system at our customer’s home and bill the customer monthly. In the power purchase agreement structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. We provide our lease customers a performance guarantee, under which we agree to make a payment at the end of each year to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. The power purchase agreement and lease terms are typically for 20 years, and virtually all the prices that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. Since the beginning of 2014, substantially all of our customer contracts have included an annual price escalator of 2.9%. We do not believe that either form of long-term customer contract is materially more advantageous to us than the other. In 2015, we began offering our customers the option to purchase solar energy systems.

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

As of February 29, 2016, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of February 29, 2016, we had tax equity commitments to fund approximately 55 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $241 million. As of February 29, 2016, we had entered into one commercial and industrial, or C&I, investment fund with a total committed capital amount of $150.0 million. The C&I investment fund was not operational, i.e., no projects had been accepted into the fund as of February 29, 2016. The terms and conditions of each investment fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional investment funds.

Our investment funds have adopted the partnership, inverted lease or lease pass-through structures. Under partnership structures, we and our fund investors contribute cash into a partnership company. The partnership uses this cash to acquire solar energy systems developed by us and sells energy from such systems to customers or directly leases the solar energy systems to customers. Under our existing inverted lease structures, we and the fund investor set up a multi-tiered investment vehicle, comprised of two partnership entities, that facilitates the pass through of the tax benefits to the fund investors. In this structure we contribute solar energy systems to a lessor partnership entity in exchange for interests in the lessor partnership and the fund investors contribute cash to a lessee partnership in exchange for interests in the lessee partnership which in turn makes an investment in the lessor partnership entity in exchange for interests in the lessor partnership. The lessor partnership distributes the cash contributions received from the lessee partnership to our wholly owned subsidiary that contributed the projects to the lessor partnership. The lessor partnership leases the contributed solar energy systems to the lessee partnership under a master lease, and the lessee partnership pays the lessor partnership rent for those systems.

In 2015, we entered into a lease pass-through structure in which we set up a lessor entity and the fund investor set up a lessee entity. Under this structure, we lease solar energy systems to the fund investor under a master lease agreement, and the investor in turn subleases the solar energy systems to customers. We receive all of the value attributable to the accelerated tax depreciation and the value attributable to the other incentives. We assign to the fund investor the value attributable to the ITCs and, for the duration of the master lease term, the long-term recurring customer payments. The investor makes a significant upfront cash payments that we classify and allocate between the right to the ITCs and the future customer lease payments and other benefits assigned to the investor, which are recorded as a lease pass-through financing obligation. After the master lease term expires, we receive the customer payments. We record the amounts allocated to the ITCs as deferred revenue on our consolidated balance sheets as the associated solar energy systems are placed in service. We then recognize the deferred revenue in our consolidated statements of operations as revenue from operating leases and incentives, by reducing the deferred revenue balance at each reporting date as the five-year recapture period expires. We record the balance of the amounts received from fund investors as a financing obligation on our consolidated balance sheets and subsequently reduce the obligation by the amounts received by the fund investors from customer payments and the associated incentive rebates. We in turn recognize the incentive rebates and customer payments as revenue over the customer lease term and depreciate the associated solar energy systems over the estimated life of these systems.

We have determined that we are the primary beneficiary in these partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, reflected on our consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.

Recent Developments

SunEdison Acquisition

In July 2015, we entered into the Merger Agreement, which agreement was amended in December 2015, pursuant to which we were to have been acquired by SunEdison.

We delivered notice to SunEdison on February 26, 2016, and again on March 1, 2016, that, pursuant to Section 1.02 of the Merger Agreement, SunEdison was required to cause the closing of the acquisition to occur on February 26, 2016, and remained obligated to cause the closing to occur, given that all conditions to SunEdison’s obligations to close the acquisition in Section 6.01 and 6.03 of the Merger Agreement were satisfied on February 24, 2016 when (1) our stockholders adopted the Merger Agreement, and (2) the marketing period contemplated by the agreement related to SunEdison’s financing of the acquisition (which commenced when we delivered all required information to SunEdison on February 11, 2016) terminated on February 21, 2016. SunEdison’s failure to cause the closing within three business days of the delivery of the notices specified in the preceding sentence triggered our right to terminate the Merger Agreement pursuant to Section 7.01(i) thereof.

Moreover, as of SunEdison’s failure to cause the closing to occur on February 26, 2016, SunEdison was in breach of its covenants under Section 1.02 and 4.05(a) of the Merger Agreement, and such breach resulted in the failure of the conditions set forth in Section 6.02 of the Merger Agreement to be satisfied on such date. SunEdison’s representatives subsequently have informed us that SunEdison is unable to cause the closing to occur in the foreseeable future. Since such breach is therefore incurable prior to March 18, 2016, the date on which the Merger Agreement would otherwise terminate, we have the right to terminate the Merger Agreement pursuant to Section 7.01(e) thereof.

As a result of the foregoing and in accordance with and pursuant to our rights under Section 7.01(i) and 7.01(e) of the Merger Agreement, we terminated the Merger Agreement.

On March 8, 2016, we filed suit in the Court of Chancery State of Delaware against SunEdison alleging that SunEdison willfully breached its obligations under the Merger Agreement and breached its implied covenant of good faith and fair dealing. We are seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just.

During the nine months of the pendency of the potential acquisition of our company by SunEdison, our planning related to being part of a larger organization, which would require a different headcount and cost structure than if we were operating as a standalone entity. During the pendency of the potential acquisition, we were restricted in our ability to obtain financing. As a result, we deferred pursuit of various financing options, including acquiring additional investment funds and incurring additional debt. Our executive leadership team, together with our board of directors, is re-evaluating our operating plan in light of the termination of the Merger Agreement and our financing needs. As a result, as of the date of this report we are uncertain as to what level of growth, resources and ultimately costs that may be incurred in future business operations.

Term Loan Facility

On March 14, 2016, Vivint Solar Financing Holdings, LLC, one of our subsidiaries, entered into a financing agreement pursuant to which it may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by Highbridge Principal Strategies, LLC. We refer to such financing agreement as the “term loan facility.” We will initially incur $75.0 million in borrowings, one-third at closing and the remainder within 30 days of the closing date. We refer to such initial borrowings as “Tranche A” borrowings. The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to the first anniversary of the closing date. We refer to such subsequent borrowings, if any, as “Tranche B” borrowings. If we do not incur any Tranche B borrowings, we must repay outstanding Tranche A borrowings in December 2016. If we incur any Tranche B borrowings, the maturity date for all borrowings will be extended to the fourth anniversary of the closing date. If we incur any Tranche B borrowings, we may not prepay any borrowings until the second anniversary of the closing date and any subsequent prepayments are subject to a fee equal to a 3.0% penalty. Borrowings under the term loan facility will be used for the construction and acquisition of solar energy systems.

Interest on the Tranche A borrowings accrues at a floating rate of LIBOR plus 5.5%; provided that if any Tranche B borrowings are incurred, the interest rate increases to a floating rate of LIBOR plus 8.0% for the entire principal amount outstanding. The term loan facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the term loan facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. Each of the parties to the term loan facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the term loan facility. Vivint Solar Financing Holdings Parent, LLC, another of our subsidiaries and the parent company of the borrower and certain other of our subsidiaries guarantee the borrower’s obligations under the financing agreement.

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

	Year Ended December 31,
	2015	2014	2013
Solar energy system installations	32,807	22,424	10,521
Megawatts installed	230.8	155.4	58.0

	As of December 31,
	2015	2014	2013
Cumulative solar energy system installations	68,527	35,720	13,296
Cumulative megawatts installed	458.9	228.2	72.8
Estimated nominal contracted payments remaining (in millions)	$1,871.9	$1,030.5	$394.1
Estimated retained value under energy contracts (in millions)	$705.6	$383.1	$151.2
Estimated retained value of renewal (in millions)	$200.5	$97.9	$39.2
Estimated retained value (in millions)	$906.1	$480.9	$190.4
Estimated retained value per watt	$1.98	$2.11	$2.62

Factors Affecting Our Performance

Availability of Capital

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our residential solar energy systems. There are a limited number of potential investment fund investors and the competition for these investments is intense. The principal tax credit on which fund investors in our industry rely is the investment tax credit, or ITC. The amount for the ITC is equal to 30% of the value of eligible solar property. By statute, the ITC percentage is scheduled to decrease to 26% on January 1, 2020, 22% on January 1, 2021 and 10% on January 1, 2022. We intend to create additional investment funds with financial investors and corporate investors. We also use debt, equity or other financing strategies to fund our operations, including our obligations to make contributions to investment funds. Such other financing strategies may increase our cost of capital.

Incentives; Net Metering

Our cost of capital, the price we can charge for electricity, the cost of our systems and the demand for residential distributed solar energy is impacted by a number of federal, state and local government incentives and regulations, including: tax credits, particularly the ITC; tax abatements; rebate programs; net metering; and SRECs. These programs have on occasion been challenged by incumbent utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Colorado, Hawaii, Nevada and Utah. Regulators in these states have considered imposing limits on the aggregate capacity of net metering generation, fees on net metering customers, reducing the rate that net metering customers are paid for the power that they deliver back to the grid and allegations that homeowners with net metered solar systems shift the costs of maintaining the electric grid onto non-solar ratepayers. For example, in California, the Public Utilities Commission largely upheld net metering in its current form with full retail compensation for exports, but did impose some additional fees on net metering customers, and will require such customers to take service on time of use rates. Additionally, in late 2015, the Nevada Public Utilities Commission voted in favor of a plan which limits export compensation to net metering customers and imposed high monthly fees, which greatly reduced the economic benefit to Nevada customers of residential solar. As a result we no longer have a presence in Nevada. To the extent that such views are reflected in government policy, the reduction of such incentives could adversely affect our results of operations, cost of capital and growth prospects.

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

Expansion into New Markets

As of December 31, 2015, we operate in Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey, New Mexico, New York, Pennsylvania, South Carolina and Utah. We chose to introduce our solar energy systems in these states based on the utility prices, sun exposure, climate conditions and regulatory policies in those states. We believe that these states remain underpenetrated. Accordingly, we intend to further penetrate these markets by introducing our solar energy systems into new neighborhoods and communities in states where we already have operations.

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

In May 2015, we entered into the C&I market with the closing of a tax equity fund specific to the C&I segment. The C&I segment encompasses businesses ranging from large, national retailers, municipal governments and smaller, regional opportunities. As of December 31, 2015, we have contracts in place with commercial off-takers but no projects have been accepted into the investment fund. The development cycle of C&I projects is typically longer than the development of residential solar energy systems due to complexities associated with significantly larger system sizes and installations. The project approval process by the fund investor has been delayed due to uncertainty related to the proposed SunEdison acquisition, and we may face continued delays following the termination of the Merger Agreement. The total available committed capital under the fund is $150.0 million, which is expected to be contributed starting in the second quarter of 2016.

Sales Channels

We place our integrated residential solar energy systems through a sales organization that primarily uses a direct-to-home sales model. We believe that a high-touch, customer-focused selling process is important before, during and after the sale of our products to maximize our sales success. The members of our sales force typically reside and work within the market they serve. We also generate a significant amount of sales through customer referrals. We have found that customer referrals increase in relation to our penetration in a particular market and shortly after entering a new market become an increasingly effective way to market our solar energy systems. We employ a direct-to-home sales model because we believe it improves sales effectiveness. Currently, we ask potential customers to sign long-term customer contracts at no upfront cost to them and prior to us conducting a formal assessment of the home, designing a system, obtaining permits and other actions required prior to installation. As may be expected with a direct sales model, a large number of potential customers who sign long-term customer contracts ultimately elect not to have a system installed or the potential customers fail to meet our underwriting standards. We believe there are opportunities to improve the rate at which potential customers ultimately move forward through system installation, including by conducting the formal assessment of the home on the day the contract is signed, or requiring potential customers to commit to a modest upfront fee that would be credited against payments under our contracts with them. We are currently evaluating such changes to determine if they can improve our signing to installation rate.

In addition to direct sales, we sell to customers through our inside sales team and through our retail channel that reaches new customers at kiosks in malls and at event locations. We also continue to explore opportunities to sell solar energy systems to customers through a number of other distribution channels, including relationships with home builders, home improvement stores, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential customers. We believe that such initiatives will contribute to our revenue growth. The potential impact of these initiatives on our financial results, however, is uncertain because while the price per kilowatt we can charge may be lower, we expect to benefit from more favorable cost structures by virtue of the larger nature of the installations.

Operations as a Stand-Alone Company

Since inception, we have relied on the administrative and operational support of our sister company Vivint Inc., or Vivint, to run our business. Some of the Vivint resources we have historically used included office space, information and technology resources and systems, purchasing services, operational and fleet services and marketing services. Our use of Vivint services has steadily decreased since 2013 and now consists primarily of IT support. Our historical financial information does not necessarily reflect what our financial position, results of operations, cash flows or costs and expenses would have been had we operated separately from Vivint during the historical periods presented in this report. The historical costs and expenses reflected in our consolidated financial statements include charges to certain corporate functions historically provided to us by Vivint. We and Vivint believe these charges are reasonable reflections of the historical utilization levels of these services in support of our business.

Although we have made and are continuing to make investments to support our near and longer-term growth as a fully independent company, we will continue to have an ongoing relationship with Vivint which will provide services consisting primarily of IT support. Our continued expansion may exceed the capacity that Vivint is able to provide under the terms of such agreement. If Vivint is unable to satisfy its obligations thereunder on a timely basis, we may face difficulties in providing these services internally or implementing acceptable, substitute arrangements with third-party providers. Furthermore, as we transition IT systems from Vivint and rely on our own infrastructure, we have experienced and may continue to experience interruptions or inefficiencies that adversely affect our operations, customer satisfaction and increase our costs.

Components of Results of Operations

Revenue

We classify and account for our long-term power purchase agreements as operating leases, and recognize revenue from these contracts based on the actual amount of power generated at rates specified under the contracts. In 2014, we began offering solar energy systems to customers pursuant to legal-form leases. Depending on the level of the guarantee, we either recognize revenue based on the amount of power generated at rates specified under the contracts and establish a reserve for those lease contracts for which we may have to make a payment at the end of each year to the customer if the solar energy systems do not meet a guaranteed production level in the prior 12-month period or we treat as an operating lease and recognize revenue on a straight-line basis over the lease term. In 2015, we began offering our customers the option to purchase solar energy systems. As these sales are not structured as long-term customer contracts, revenue is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met.

We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. We also apply for and receive SRECs in certain jurisdictions for power generated by our solar energy systems. We generally recognize revenue related to the sale of SRECs upon delivery. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities and the timing and volume of our SREC sales may lead to fluctuations in our quarterly results. For the years ended December 31, 2015, 2014 and 2013, approximately 22%, 10% and 5% of our revenue was attributable to SREC sales, and less than 1% of our revenue was attributable to state and local rebates and incentives in all periods presented. There were no C&I revenues recognized in the periods presented. We also recognize revenue related to the sale of photovoltaic installation devices and software products, a portion of which has consisted of post-contract customer support in prior periods. The following table sets forth our revenue by major product (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue:
Operating leases and incentives	$61,150	$21,688	$5,864
Photovoltaic installation devices and software	2,270	3,213	—
Solar energy system sales	762	357	306
Total revenue	$64,182	$25,258	$6,170

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

Cost of solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of the photovoltaic installation devices and software products.

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

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation devices and software products and the development of other solar technologies. Research and development costs are charged to expense when incurred.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. Our financial results have included charges for the use of services provided by Vivint, including shared facilities in 2014. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented. However, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. We continue to use information and technology resources and systems administered by Vivint; however, we plan to be completely transitioned to our own systems by the end of 2016.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved. Such intangible assets are amortized over their estimated useful lives. In future periods, we expect amortization of intangible assets to decrease as our customer contracts asset became fully amortized in 2015.

Impairment of Intangible Assets.     During 2015, we discontinued the external sale of two Vivint Solar Labs products. This discontinuance was considered an indicator of impairment, and we performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, we recorded an impairment charge of $4.5 million in the first quarter of 2015.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of deferred financing costs and the interest component of capital lease obligations. In the future we may incur additional indebtedness to fund our operations and our interest expense would correspondingly increase.

Other (Income) Expense.     Other (income) expense consists primarily of interest and penalties associated with employee payroll withholding tax payments which were not paid in a timely manner offset by the abatement of a portion of such penalties from prior periods.

Income Tax (Benefit) Expense.     All of our business is conducted in the United States, and therefore income tax (benefit) expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Cost Structure

During the nine months of the pendency of the potential SunEdison acquisition, our operating plans were based on being part of a larger organization, which would have required a different headcount and cost structure than if we had operated as a standalone entity. During the pendency of the potential acquisition, we were restricted in our ability to obtain financing. As a result, we deferred pursuit of various financing options, including acquiring additional investment funds and incurring additional debt. Our executive leadership team, together with our board of directors, is re-evaluating our operating plan in light of the termination of the Merger Agreement and our financing needs. As a result, as of the date of this report we are uncertain as to what level of growth, resources and ultimately costs that may be incurred in future business operations.

Net Income Available (Loss Attributable) to Stockholders

We determine the net income available (loss attributable) to stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests. The net loss attributable to non-controlling interests and redeemable non-controlling interests represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate.

We have determined that the legal provisions in the contractual arrangements of the investment funds in which there is a non-controlling interest represent substantive profit-sharing arrangements, where the allocation to the partners differ from the stated ownership percentages. We have further determined that the appropriate methodology for attributing income and loss to the non-controlling interests and redeemable non-controlling interests each period is a balance sheet approach using the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts of income and loss attributed to the non-controlling interests and redeemable non-controlling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these funds, assuming the net assets of the respective investment funds were liquidated at recorded amounts determined in accordance with GAAP. The fund investors’ interest in the results of operations of these investment funds is determined as the difference in the fund investors’ claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions between the fund and the fund investors. For all of our investment funds, the application of HLBV is performed consistently. However, the results of that application and its impact on the income or loss allocated between us and the non-controlling interests and redeemable non-controlling interests depend on the respective funds’ specific contractual liquidation provisions. For all of our investment funds, the HLBV results are generally affected by, among other factors, the tax attributes allocated to the fund investors including tax bonus depreciation and investment tax credits or U.S. Treasury grants received in lieu of the investment tax credits, the amount of preferred returns that have been paid to the fund investors by the investment funds, and the allocation of taxable income or losses in a liquidation scenario.

Regardless of the investment fund structures, the contractual liquidation provisions of our existing funds in which there is a non-controlling interest provide that the allocation percentages between us and the investor change, or “flip,” under certain circumstances. Prior to the point at which the allocation percentage flips, the investor is entitled to receive a contractually agreed upon allocation of the value generated by the solar energy systems. The allocation of cash payments received from customers may differ from the allocation of other tax benefits. Afterwards, we are entitled to receive the majority of the value generated by the solar energy systems. The difference between our current inverted lease structures and our current partnership structures that drives a significant impact on our results from the application of the HLBV method is how the flip point is determined. The result of this difference is described in detail in the following paragraphs.

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

We apply the HLBV method consistently across our investment funds in which we have an equity interest. However, the impact on non-controlling interests and redeemable non-controlling interests may vary significantly period-to-period depending on the structure of the funds we enter into, the contractual liquidation provisions of such investment funds, the age of such investment funds and the timing of an investor’s cash contribution to the investment fund relative to the timing of the contribution or sale by us of the solar energy system to the applicable investment fund.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Operating leases and incentives	$61,150	$21,688	$5,864
Solar energy system and product sales	3,032	3,570	306
Total revenue	64,182	25,258	6,170
Operating expenses:
Cost of revenue—operating leases and incentives	131,213	67,984	19,004
Cost of revenue—solar energy system and product sales	1,762	1,997	123
Sales and marketing	48,078	21,869	7,348
Research and development	3,901	1,892	—
General and administrative	92,664	78,899	16,438
Amortization of intangible assets	13,172	14,911	14,595
Impairment of intangible assets	4,506	—	—
Total operating expenses	295,296	187,552	57,508
Loss from operations	(231,114)	(162,294)	(51,338)
Interest expense	12,568	9,323	3,144
Other (income) expense	(154)	1,372	1,865
Loss before income taxes	(243,528)	(172,989)	(56,347)
Income tax expense (benefit)	9,737	(7,070)	123
Net loss	(253,265)	(165,919)	(56,470)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(266,345)	(137,036)	(62,108)
Net income available (loss attributable) to common stockholders	$13,080	$(28,883)	$5,638

Comparison of Years Ended December 31, 2015 and 2014

Revenue

	Year Ended
	December 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Total revenue	$64,182	$25,258	$38,924

The increase in total revenue of $38.9 million was primarily the result of a $27.9 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 134%. In addition, revenue from the sale of SRECs increased $11.3 million primarily related to the increased solar energy systems in service and solar energy system sales increased by $0.4 million. These increases were partially offset by a $0.9 million decrease in photovoltaic device and software revenue as a result of discontinuing external sales of certain Vivint Solar Labs products.

Operating Expenses

	Year Ended
	December 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$131,213	$67,984	$63,229
Cost of revenue—solar energy system and product sales	1,762	1,997	(235)
Sales and marketing	48,078	21,869	26,209
Research and development	3,901	1,892	2,009
General and administrative	92,664	78,899	13,765
Amortization of intangible assets	13,172	14,911	(1,739)
Impairment of intangible assets	4,506	—	4,506
Total operating expenses	$295,296	$187,552	$107,744

Cost of Revenue—operating leases and incentives. The $63.2 million increase was in part due to a $33.8 million increase in compensation and benefits primarily due to employee headcount growth and the increase in installed solar energy systems related to solar energy system installation activities. Installation and operations employee headcount increased 53%. Depreciation and amortization of solar energy systems also increased $14.2 million primarily due to the increase in installed solar energy systems. Fleet vehicle maintenance, information technology, warehouse and other installation costs increased $10.1 million due to increased installations and an approximately 70% increase in warehouses in operation. Stock-based compensation increased $2.0 million primarily due to a performance condition being met in 2015. Administrative costs increased $1.8 million primarily due to employee headcount growth and an increase in miscellaneous office expenses, such as office and personnel supplies and telecommunications. Additionally, accrued losses on solar energy system removals were $1.0 million in 2015.

Sales and Marketing Expense. The $26.2 million increase was primarily due to our continued efforts to grow the business by entering into new markets, opening new sales offices and hiring sales and marketing personnel. Compensation and benefits increased $10.8 million due to headcount growth of 82%. Stock-based compensation increased $9.9 million primarily due to the grant and vesting of shares issued to sales personnel under the LTIP and a performance condition being met in 2015. Additionally, sales and marketing management costs increased $3.7 million primarily due to increases in contracted services and customer cancellations; and marketing and brand awareness activity costs increased by $1.6 million.

Research and Development Expense. The $2.0 million increase was primarily due to a 129% growth in research and development employee headcount due to additional development activities to optimize and accelerate business growth.

General and Administrative Expense. The $13.8 million increase included a $10.5 million increase in costs related to the proposed acquisition by SunEdison, an $8.3 million increase in compensation and benefits due to general and administrative employee headcount growth of 68%, and a $1.3 million increase in accrued legal settlements. Additionally, other administrative costs, including banking service charges, new office equipment and franchise tax expense increased $3.2 million; depreciation increased $2.2 million due to growth in equipment and leasehold improvements; and insurance costs increased $1.8 million. These increases were partially offset by a $10.6 million decrease in stock-based compensation primarily due to a charge related to the sale of stock to two directors in 2014 and a $0.6 million decrease in professional services fees related to the initiation and servicing of tax equity investment funds. In addition, professional fees decreased $2.4 million resulting from higher costs that were incurred in 2014 as we prepared to operate as a public company that were partially offset by software configuration costs in 2015 as we transition to standalone technology systems.

Amortization of Intangible Assets. The $1.7 million decrease was primarily due to a $1.8 million decrease in amortization related to our customer contracts intangible asset as it became fully amortized in 2015.

Impairment of Intangible Assets. An impairment charge of $4.5 million was recorded in 2015 to write down the value of intangible assets associated with two Vivint Solar Labs products for which external sales were discontinued in 2015. See Note 7—Intangible Assets and Goodwill for additional information.

Non-Operating Expenses

	Year Ended
	December 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Interest expense	$12,568	$9,323	$3,245
Other (income) expense	(154)	1,372	(1,526)

Interest Expense. Interest expense increased $3.2 million primarily as the cost of financing additional borrowings year over year.

Other (Income) Expense. The $1.5 million change from other expense to income was due to a decrease in incurred tax-related interest and penalties and to an abatement of a portion of prior period tax penalties.

Income Taxes

	Year Ended
	December 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Income tax expense (benefit)	$9,737	$(7,070)	$16,807

The $16.8 million change from income tax benefit to expense was primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests and increased amortization of the prepaid tax asset which were partially offset by an increase in the domestic production activities deduction.

Net Loss Attributable to Non-controlling Interests and Redeemable Non-controlling Interests

	Year Ended
	December 31,		$ Change
	2015	2014	2015 from 2014
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(266,345)	$(137,036)	$(129,309)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors were also driven by a reduction in certain fund investors’ claims on net assets due to the agreement of the partnership to take bonus depreciation allowances under Internal Revenue Code Section 168(k), as well as the receipt of ITCs that were primarily allocated to fund investors.

Comparison of Years Ended December 31, 2014 and 2013

Revenue

	Year Ended
	December 31,		$ Change
	2014	2013	2014 from 2013
	(In thousands)
Total revenue	$25,258	$6,170	$19,088

The increase in total revenue of $19.1 million was primarily the result of an increase of $13.4 million related to operating lease and incentives and an increase of $2.3 million in the sale of SRECs as the number of installed solar energy systems in service increased 154%. In addition, subsequent to the Solmetric acquisition in January 2014, we recognized revenue of $3.2 million related to the sale of photovoltaic installation devices and software products. We did not recognize revenue related to the sale of photovoltaic installation devices and software products in 2013 as the Solmetric acquisition occurred in January 2014.

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

Research and Development Expense. The $1.9 million increase in research and development expense was attributable to photovoltaic installation device and software product development in 2014. Prior to the Solmetric acquisition in January 2014, we did not incur any research and development expenses.

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

Non-Operating Expenses

	Year Ended
	December 31,		$ Change
	2014	2013	2014 from 2013
	(In thousands)
Interest expense	$9,323	$3,144	$6,179
Other (income) expense	1,372	1,865	(493)

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

Income Taxes

	Year Ended
	December 31,		$ Change
	2014	2013	2014 from 2013
	(In thousands)
Income tax expense (benefit)	$(7,070)	$123	$(7,193)

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

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors were also driven by a reduction in certain fund investors’ claims on net assets due to the agreement of the partnership to take bonus depreciation allowances under Internal Revenue Code Section 168(k), as well as the receipt of ITCs that were primarily allocated to fund investors.

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

We believe that the assumptions and estimates associated with our principles of consolidation, investment tax credits, revenue recognition, solar energy systems, net, impairment of long-lived assets, goodwill impairment analysis, the recognition and measurement of loss contingencies, stock-based compensation, provision for income taxes and non-controlling interests and redeemable non-controlling interests have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Principles of Consolidation

We consider each of our investment funds to be a separate variable interest entity, or VIE. We use a qualitative approach in assessing the consolidation requirement for these VIEs. This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of these determinations involve significant management judgments and estimates. We have determined that we are the primary beneficiary in all but one of our operational VIEs, which we consolidate. We evaluate our relationships with the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Investment Tax Credits

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

Revenue Recognition

We sell the electricity that our solar energy systems produce through long-term power purchase agreements, we lease our solar energy systems through long-term leases or we sell solar energy systems to customers. Prior to 2014, all of our long-term customer contracts were structured as power purchase agreements. In 2014, we began offering leases to residential customers. In 2015, we began offering our customers the option to purchase solar energy systems. We also generate revenue through sales of SRECs, photovoltaic installation devices and software products and receipt of rebate incentives. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery or performance has occurred, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured. Revenue associated with power purchase agreements and solar energy system leases, SRECs and rebate incentives are included within operating leases and incentives revenue. Revenue from the sale of photovoltaic installation devices and software products and solar energy systems sales is recognized within solar energy system and product sales. In the first quarter of 2015, we decided to discontinue the external sales of our photovoltaic installation software products.

Operating Leases and Incentives Revenue

Our primary revenue-generating activity consists of entering into long-term power purchase agreements with residential customers, under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage (to address the impact of inflation over the period of the contract). Customers have not historically been charged for installation or activation of the solar energy system. For all power purchase agreements, we assess the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay.

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

In 2014, we began offering solar energy system to customers pursuant to legal-form leases. The customer agreements are structured as legal-form leases due to local regulations that can be read to prohibit the sale of electricity pursuant to our standard power purchase agreement. Pursuant to the lease agreements, the customers’ monthly payments are pre-determined fixed monthly amounts and include an annual fixed percentage price escalation to address the impact of inflation over the period of the contracts, which is 20 years. We provide our legal-form lease customers a performance guarantee, under which we agree to potentially refund a portion of the fixed lease payments at the end of each year to the customer if the solar energy systems do not meet a guaranteed production level in the prior 12-month period.

The guaranteed production levels have varying terms. Dependent on the level of the production guarantee, we either (1) recognize the monthly lease payments as revenue and record a solar energy performance guarantee liability due to the contingent nature of the lease payments, or (2) straight-line the contracted payments over the initial term of the lease. Solar energy performance guarantees were de minimis as of December 31, 2015.

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

Lease Pass-Through Arrangement

In 2015, a lease pass-through fund arrangement became operational under which we contribute solar energy systems and the investor contributes cash. Contemporaneously, our subsidiary entered into a master lease arrangement to lease the solar energy systems and the associated customer lease or power purchase agreements to the fund investor. Our subsidiary makes a tax election to pass-through the investment tax credits, or ITCs, that accrue to the solar energy systems to the fund investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations.

Under this arrangement, the fund investor makes a large upfront lease payment to our subsidiary and subsequently makes periodic lease payments. We allocate a portion of the aggregate payments received from the fund investor to the estimated fair value of the assigned ITCs. Our subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, we recognize ITC revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The amounts allocated to ITCs are initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives in the consolidated statements of operations based on the anniversary of each solar energy system’s placed in service date over the next five years. As of December 31, 2015, no ITC revenue has been recognized.

Solar Energy System and Product Sales

In 2015, we began offering our customers the option to purchase solar energy systems. As these sales are not structured as long-term customer contracts, revenue is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met.

Revenue from the sale of photovoltaic installation devices and software products is recognized upon delivery of the product to the customer assuming the remaining revenue recognition criteria discussed above have been met.

Multiple-Element Arrangements

Subsequent to the acquisition of Solmetric in January 2014 and prior to the discontinuance of external sales of the SunEye and PV Designer products, we entered into multiple-element arrangements typically involving sales of (1) photovoltaic installation hardware devices containing software essential to the hardware product’s functionality and (2) stand-alone software. We allocated revenue based on our best estimate of selling price, which was determined by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The consideration allocated to the delivered photovoltaic device is recognized at the time of shipment provided that the four general revenue recognition criteria discussed above have been met.

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

In February 2015, we decided to discontinue the external sales of two Vivint Solar Labs products. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. As a result of this review, we recorded a total impairment charge of $4.5 million for the year ended December 31, 2015. See Note 7—Intangible Assets and Goodwill.

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net assets acquired. We have recorded goodwill as a result of the acquisitions we have been involved in. As of December 31, 2015, our company consists of two operating segments: (1) Residential and (2) C&I. As C&I was created internally in 2015 and our goodwill was recorded prior to 2015, all goodwill remains with the Residential operating segment. As such, our goodwill impairment test is based on a single operating segment and reporting unit structure. We perform our annual impairment test of goodwill as of October 1st of each fiscal year or whenever events or circumstances change or occur that would indicate that goodwill might be impaired. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, loss of key personnel, significant changes in the manner we use the acquired assets or the strategy for the overall business, significant negative industry or economic trends or significant underperformance relative to historical operations or projected future results of operations.

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

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.

Stock-Based Compensation

Expense related to stock-based compensation granted to employees is measured and recognized in the financial statements based on the grant-date fair value of the awards. The fair value of each time-based option award is estimated on the grant date using the Black-Scholes-Merton stock option pricing valuation model. The fair value of each performance-based employee stock option is estimated on the date of grant using the Monte Carlo simulation model. The fair value of each restricted stock award and performance share unit award is determined as the closing price of our stock on the date of grant. The stock-based compensation expense, net of forfeitures, is recognized on an accelerated attribution basis over the requisite service period of an award, which is generally the award’s vesting period.

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

In the fourth quarter of 2015, we prospectively adopted Accounting Standards Update, or ASU, 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax assets and liabilities, including any related valuation allowance, be classified as non-current in a classified statement of financial position and eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. The adoption of this update resulted in a reclassification of our $7.3 million net current deferred tax asset to the net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

We recognize sales of solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and recorded as a prepaid tax asset and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years.

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

Quarterly Results of Operations

The following table presents our unaudited consolidated statement of operations for each of the eight quarters in the 24 month period ended December 31, 2015. Our consolidated statement of operations for each of these quarters have been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, include all adjustments necessary for the fair presentation of our consolidated results of operations for these quarters.

You should read this information together with our consolidated financial statements and the related Notes included elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(In thousands except per share data)
Revenue:
Operating leases and incentives	$15,488	$21,781	$15,301	$8,580	$5,890	$7,131	$5,804	$2,863
Solar energy system and product sales	540	693	834	965	970	1,202	754	644
Total revenue	16,028	22,474	16,135	9,545	6,860	8,333	6,558	3,507
Operating expenses:
Cost of revenue—operating leases and incentives	36,414	37,624	33,295	23,880	20,823	19,515	16,459	11,187
Cost of revenue—solar energy system and product sales	378	470	476	438	487	627	485	398
Sales and marketing	10,897	12,051	18,697	6,433	5,640	5,220	5,790	5,219
Research and development	1,352	1,047	920	582	489	431	500	472
General and administrative	20,716	21,954	31,364	18,630	15,623	37,170	13,752	12,354
Amortization of intangible assets	1,977	3,711	3,721	3,763	3,756	3,727	3,691	3,737
Impairment of intangible assets	—	—	—	4,506	—	—	—	—
Total operating expenses	71,734	76,857	88,473	58,232	46,818	66,690	40,677	33,367
Loss from operations	(55,706)	(54,383)	(72,338)	(48,687)	(39,958)	(58,357)	(34,119)	(29,860)
Interest expense	4,360	3,351	2,730	2,127	1,988	3,261	2,673	1,401
Other (income) expense	(553)	26	60	313	(90)	297	277	888
Loss before income taxes	(59,513)	(57,760)	(75,128)	(51,127)	(41,856)	(61,915)	(37,069)	(32,149)
Income tax (benefit) expense	(6,240)	(7,448)	14,577	8,848	(3,784)	(10,222)	2,542	4,394
Net loss	(53,273)	(50,312)	(89,705)	(59,975)	(38,072)	(51,693)	(39,611)	(36,543)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(40,083)	(50,780)	(103,358)	(72,124)	(31,933)	(16,415)	(45,104)	(43,584)
Net (loss attributable) income available to common stockholders	$(13,190)	$468	$13,653	$12,149	$(6,139)	$(35,278)	$5,493	$7,041
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.12)	$0.00	$0.13	$0.12	$(0.06)	$(0.45)	$0.07	$0.09
Diluted	$(0.12)	$0.00	$0.12	$0.11	$(0.06)	$(0.45)	$0.07	$0.09
Weighted-average shares used in computing net (loss attributable) income available per share to common stockholders:
Basic	106,551	106,492	105,988	105,303	105,079	78,428	75,000	75,000
Diluted	106,551	110,223	109,794	109,051	105,079	78,428	76,267	76,064
Seasonality

We experience seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from power purchase agreements is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, operating leases and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, given that we are in a rapidly growing industry, the true extent of these fluctuations may have been masked by our growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $92.2 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions.

Besides the proceeds from our initial public offering detailed below, we have also financed our solar energy system-related operations from investment fund arrangements that we have formed with fund investors, from borrowings and from revenue from operations. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and our current debt facilities as further described below, in addition to financing that we may obtain from other sources, including our financial sponsors, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, if we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of our customers’ systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. While we believe additional financing is available and will continue to be available to support our current level of operations, we believe we have the ability and intent to reduce operations to the level of available financial resources at least through 2016.

Sources of Funds

Sale of Equity Securities

On October 6, 2014, we closed our initial public offering in which we sold 20.6 million shares of our common stock at a price of $16.00 per share, resulting in net proceeds of $300.6 million after deducting underwriting discounts and commissions and $8.8 million in offering expenses payable by us.

In August and September 2014, we issued and sold an aggregate of 9.7 million shares of common stock to 313 Acquisition LLC and two of our directors for $10.667 per share for aggregate gross proceeds of $103.5 million. The transactions were negotiated on an arms’ length basis and represented what we believed to be the most agreeable alternative at the time. For additional discussion regarding these transactions, refer to Note 12—Redeemable Non-Controlling Interests, Equity and Preferred Stock.

Investment Fund Commitments

As of February 29, 2016, we have raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. The undrawn committed capital for these funds as of February 29, 2016 is approximately $148 million, which includes approximately $73 million in payments that will be received from fund investors upon interconnection to the respective power grid of solar energy systems that have already been allocated to investment funds. As of February 29, 2016, we had tax equity commitments to fund approximately 55 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $241 million.

Debt Instruments

Aggregation Credit Facility.     In September 2014, we entered into the Aggregation Facility which was subsequently amended in February 2015 and November 2015, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of December 31, 2015, we had incurred an aggregate of $269.1 million in term loan borrowings under this agreement and we had a remaining borrowing capacity of $105.9 million under this facility.

The February 2015 amendment to the Aggregation Facility increased the funding commitment by $25.0 million pursuant to which we may borrow up to an aggregate of $375.0 million. In addition, the right to which we may request additional borrowing capacity, upon the satisfaction of certain conditions and the approval of the lenders, was reduced to $175.0 million, such that the total potential capacity under the facility remains at $550.0 million. The other terms of the Aggregation Facility remained unchanged.

The November amendments primarily included (i) changing the formula for determining the amount that we may borrow subject to the satisfaction of certain conditions, without changing the $375.0 million loan commitment, enabling us to draw additional loan proceeds from the existing conditions satisfied, (ii) converting the facility from a term facility into a revolving facility and (iii) requiring us to enter into an interest rate hedging agreement before September 13, 2016.

Prepayments are permitted under the Aggregation Facility and the principal and accrued interest on any outstanding loans mature on March 12, 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which we may incur borrowings and 3.50% after such period plus either of (2)(a) the London Interbank Offer Rate, or LIBOR, or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. As of December 31, 2015, the borrowings under the Aggregation Facility accrued interest at 3.8%.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. As of December 31, 2015, we were in compliance with such covenants. As of December 31, 2015, we had not entered into any interest rate hedges as required by the latest debt modification.

Working Capital Credit Facility.     In March 2015, we entered into the Working Capital Facility pursuant to which we may borrow up to an aggregate principal amount of $131.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued under the Working Capital Facility for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of December 31, 2015, we had incurred $146.8 million in borrowings under this credit facility and $3.2 million in a letter of credit related to an insurance contract. As such, there was no remaining borrowing capacity available as of December 31, 2015.

Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that we elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. As of December 31, 2015, the borrowings under the Working Capital Facility accrued interest at 3.5%.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, our ability to incur indebtedness, incur liens, make investments, make fundamental changes to our business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that we may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. We are also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of December 31, 2015, we were in compliance with such covenants.

Revenue from Operations

In the year ended December 31, 2015, we generated $64.2 million in revenue from operations, which approximates cash inflow. The cash from our revenue partially offsets the cash used in operations for the period.

Uses of Funds

Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements, including growing our corporate and sales staff to support the growth of the business.

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

Historical Cash Flows

The primary drivers of our uses and sources of cash are described in the sections above. The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
Consolidated cash flow data:	2015	2014	2013
	(In thousands)
Net cash used in operating activities	$(189,244)	$(135,918)	$(20,873)
Net cash used in investing activities	(556,446)	(400,763)	(127,522)
Net cash provided by financing activities	576,254	792,292	142,783
Net (decrease) increase in cash and cash equivalents	(169,436)	255,611	(5,612)

Operating Activities

In 2015, we had a net cash outflow from operations of $189.2 million. This outflow was primarily due to a $253.3 million net loss and a $165.6 million increase in prepaid tax assets. The outflow was partially offset by noncash adjustments of $107.5 million for deferred income taxes, $25.6 million for stock-based compensation, $24.9 million for depreciation and amortization and $17.7 million for impairment and amortization of intangible assets. The outflow was further offset by increases in operating liabilities of $43.5 million in deferred revenue and $12.9 million in accrued and other current liabilities.

Investing Activities

In 2015, we used $556.4 million in investing activities primarily to purchase $540.4 million associated with the design, acquisition and installation of solar energy systems. In addition, our restricted cash increased by $8.5 million and we paid $6.3 million for property and equipment and $1.2 million to develop internal-use software.

Financing Activities

In 2015, we generated $576.3 million from financing activities, of which $310.9 million was received in proceeds from long-term debt, $300.0 million was received in proceeds from fund investors, including a lease pass-through financing obligation, and $1.7 million was recognized as the excess tax benefit from stock option exercises. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $25.5 million and payments for debt issuance and capital lease obligations of $10.8 million.

Contractual Obligations

Our contractual commitments and obligations were as follows as of December 31, 2015:

	Payments Due by Period(1)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt	$—	$269,100	$146,750	$—	$415,850
Distributions payable to non-controlling interests and redeemable non-controlling interests(2)	11,347	—	—	—	11,347
Capital lease obligations and interest	6,405	9,815	1,044	—	17,264
Non-cancellable lease obligations	14,223	23,129	18,969	81,216	137,537
Total	$31,975	$302,044	$166,763	$81,216	$581,998

(1)

Does not include amounts related to redeemable put options held by fund investors. The redemption price for the fund investors’ interest in the respective fund is equal to the sum of: (a) any unpaid, accrued priority return, and (i) the greater of: (x) a fixed price and (b) the fair market value of such interest at the date the option is exercised. Due to uncertainties associated with estimating the timing and amount of the redemption price, we cannot determine the potential future payments that we could have to make under these redemption options. For additional information regarding the redeemable put options, see Note 12—Redeemable Non-Controlling Interests, Equity and Preferred Stock to our consolidated financial statements. As of December 31, 2015, all fund investors have contributed an aggregate of $773.0 million into the funds. For additional information regarding our investment funds, see Note 11—Investment Funds to our consolidated financial statements.

(2)

Includes a $5.2 million accrued distribution reimbursement to a fund investor in order to true up the investor’s expected rate of return due to a delay in systems being interconnected to the power grid. However, does not include any other potential contractual obligations that may arise as a result of the contractual guarantees we have made with certain investors in our investment funds. The amounts of any potential payments we may be required to make depend on the amount and timing of future distributions to the relevant fund investors and the investment tax credits that accrue to such investors from the funds’ activities. Due to uncertainties associated with estimating the timing and amounts of distributions and likelihood of an event that may trigger repayment of any forfeiture or recapture of investment tax credits to such investors, we cannot determine the potential maximum future payments that we could have to make under these guarantees. As a result of these guarantees, as of December 31, 2015, we were required to hold a minimum balance of $10.0 million in the aggregate, which is classified as restricted cash on our consolidated balance sheet. For additional information, see Note 11—Investment Funds to our consolidated financial statements.

Off-Balance Sheet Arrangements

We include in our consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. We have operating leases that will be affected by this update and are evaluating the impact on our consolidated financial statements and disclosures. We expect to apply the update upon its effectiveness in the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This update is effective in fiscal years beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact this new guidance will have on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, an acquirer is required to retrospectively adjust any provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments to provisional amounts, the update eliminates the requirement to retrospectively account for those adjustments. This update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. We do not currently have acquisitions which would be affected by this update.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, and the standard is now effective for us on January 1, 2018. The deferral allows for early adoption of the standard, which for us would be on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating which transition method to use for adopting ASU 2014-09 when required and do not expect the update to have a significant impact on our consolidated financial statements and related disclosures based on our current business model.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We do not expect that this update will have a significant impact on our consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update makes some targeted changes to current consolidation guidance. These changes impact both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are VIEs. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. We currently consolidate all VIEs in which we have an equity interest and do not expect that ASU 2015-02 will have a significant impact on our consolidated financial statements and related disclosures.

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

As of December 31, 2015, we had cash and cash equivalents of $92.2 million. Our cash equivalents are money market accounts and time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

As of December 31, 2015, we had incurred an aggregate of $415.9 million in borrowings under our debt facilities, which currently accrue interest at a weighted-average rate of approximately 3.6%. If our debt facilities had been fully drawn at December 31, 2014 and remained outstanding for all of 2015, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $1.9 million.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vivint Solar, Inc.

We have audited the accompanying consolidated balance sheets of Vivint Solar, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, redeemable non-controlling interests and equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vivint Solar, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 14, 2016

Vivint Solar, Inc.

Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$92,213	$261,649
Accounts receivable, net	3,636	1,837
Inventories	631	774
Prepaid expenses and other current assets	17,078	16,806
Total current assets	113,558	281,066
Restricted cash and cash equivalents	15,035	6,516
Solar energy systems, net	1,102,157	588,167
Property and equipment, net	48,168	13,024
Intangible assets, net	2,031	18,487
Goodwill	36,601	36,601
Prepaid tax asset, net	277,496	111,910
Other non-current assets, net	14,024	8,553
TOTAL ASSETS(1)	$1,609,070	$1,064,324
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$49,986	$51,354
Accounts payable—related party	1,905	2,132
Distributions payable to non-controlling interests and redeemable non-controlling interests	11,347	6,780
Accrued compensation	13,758	16,794
Current portion of deferred revenue	4,968	314
Current portion of capital lease obligation	5,489	3,502
Accrued and other current liabilities	29,017	14,016
Total current liabilities	116,470	94,892
Capital lease obligation, net of current portion	10,055	6,176
Long-term debt	415,850	105,000
Deferred tax liability, net	216,033	112,227
Deferred revenue, net of current portion	43,304	4,466
Other non-current liabilities	28,565	—
Total liabilities(1)	830,277	322,761
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	169,541	128,427
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 106,576 shares issued and outstanding as of December 31, 2015; 1,000,000 authorized, 105,303 shares issued and outstanding as of December 31, 2014	1,066	1,053
Additional paid-in capital	530,646	502,785
Accumulated deficit	(12,769)	(25,849)
Total stockholders' equity	518,943	477,989
Non-controlling interests	90,309	135,147
Total equity	609,252	613,136
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$1,609,070	$1,064,324

(1)

The Company’s consolidated assets as of December 31, 2015 and 2014 include $1,005.8 million and $540.1 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $990.6 million and $525.9 million as of December 31, 2015 and 2014; cash and cash equivalents of $12.0 million and $12.6 million as of December 31, 2015 and 2014; accounts receivable, net, of $3.1 million and $1.5 million as of December 31, 2015 and 2014; and prepaid expenses and other current assets of $0.1 million and zero as of December 31, 2015 and 2014. The Company’s consolidated liabilities as of December 31, 2015 and 2014 included $66.4 million and $11.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $11.3 million and $6.8 million as of December 31, 2015 and 2014; deferred revenue of $47.9 million and $4.6 million as of December 31, 2015 and 2014; accrued and other current liabilities of $3.9 million and zero as of December 31, 2015 and 2014; and other non-current liabilities of $3.3 million and zero as of December 31, 2015 and 2014. For further information see Note 11—Investment Funds.

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Operating leases and incentives	$61,150	$21,688	$5,864
Solar energy system and product sales	3,032	3,570	306
Total revenue	64,182	25,258	6,170
Operating expenses:
Cost of revenue—operating leases and incentives	131,213	67,984	19,004
Cost of revenue—solar energy system and product sales	1,762	1,997	123
Sales and marketing	48,078	21,869	7,348
Research and development	3,901	1,892	—
General and administrative	92,664	78,899	16,438
Amortization of intangible assets	13,172	14,911	14,595
Impairment of intangible assets	4,506	—	—
Total operating expenses	295,296	187,552	57,508
Loss from operations	(231,114)	(162,294)	(51,338)
Interest expense	12,568	9,323	3,144
Other (income) expense	(154)	1,372	1,865
Loss before income taxes	(243,528)	(172,989)	(56,347)
Income tax expense (benefit)	9,737	(7,070)	123
Net loss	(253,265)	(165,919)	(56,470)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(266,345)	(137,036)	(62,108)
Net income available (loss attributable) to common stockholders	$13,080	$(28,883)	$5,638
Net income available (loss attributable) per share to common stockholders:
Basic	$0.12	$(0.35)	$0.08
Diluted	$0.12	$(0.35)	$0.07
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	106,088	83,446	75,000
Diluted	109,858	83,446	75,223

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

	Redeemable				(Accumulated
	Non-			Additional	Deficit)	Total	Non-
	Controlling	Common Stock		Paid-in	Retained	Stockholders’	Controlling	Total
	Interests	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
Balance — January 1, 2013	$17,741	$75,000	$750	$73,177	$(2,604)	$71,323	$—	$71,323
Stock-based compensation expense	—	—	—	294	—	294	—	294
Non-cash contributions for services	—	—	—	160	—	160	—	160
Capital contribution from Parent	—	—	—	1,418	—	1,418	—	1,418
Contributions from non-controlling interests and redeemable non-controlling interests	63,154	—	—	—	—	—	60,000	60,000
Distributions to non-controlling interests and redeemable non-controlling interests	(3,064)	—	—	—	—	—	(670)	(670)
Net (loss) income	(4,566)	—	—	—	5,638	5,638	(57,542)	(51,904)
Balance — December 31, 2013	73,265	75,000	750	75,049	3,034	78,833	1,788	80,621
Stock-based compensation expense	—	—	—	23,687	—	23,687	—	23,687
Non-cash contributions for services	—	—	—	200	—	200	—	200
Issuance of common stock	—	30,303	303	412,609	—	412,912	—	412,912
Costs related to issuance of common stock	—	—	—	(8,760)	—	(8,760)	—	(8,760)
Contributions from non-controlling interests and redeemable non-controlling interests	63,735	—	—	—	—	—	275,777	275,777
Deemed dividend	—	—	—	43,430	—	43,430	—	43,430
Return of capital adjustment	—	—	—	(43,430)	—	(43,430)	—	(43,430)
Distributions to non-controlling interests and redeemable non-controlling interests	(5,154)	—	—	—	—	—	(8,801)	(8,801)
Net loss	(3,419)	—	—	—	(28,883)	(28,883)	(133,617)	(162,500)
Balance — December 31, 2014	128,427	105,303	1,053	502,785	(25,849)	477,989	135,147	613,136
Stock-based compensation expense	—	—	—	25,604	—	25,604	—	25,604
Excess tax effects from stock-based compensation	—	—	—	1,713	—	1,713	—	1,713
Issuance of common stock, net	—	1,273	13	544	—	557	—	557
Contributions from non-controlling interests and redeemable non-controlling interests	113,896	—	—	—	—	—	178,833	178,833
Distributions to non-controlling interests and redeemable non-controlling interests	(6,566)	—	—	—	—	—	(23,542)	(23,542)
Net (loss) income	(66,216)	—	—	—	13,080	13,080	(200,129)	(187,049)
Balance — December 31, 2015	$169,541	106,576	$1,066	$530,646	$(12,769)	$518,943	$90,309	$609,252

See accompanying notes to consolidated financial statements

Vivint Solar, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(253,265)	$(165,919)	$(56,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,924	8,523	1,984
Amortization of intangible assets	13,172	15,042	14,595
Impairment of intangible assets	4,506	—	—
Deferred income taxes	107,466	74,848	30,927
Stock-based compensation	25,604	23,687	294
Loss on removal of solar energy systems and property and equipment	1,024	—	—
Non-cash interest and other expense	3,724	6,512	2,930
Reduction in lease pass-through financing obligation	(231)	—	—
Non-cash contributions for services	—	200	160
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,799)	(1,018)	(512)
Inventories	143	(195)	—
Prepaid expenses and other current assets	(576)	(10,486)	(3,605)
Prepaid tax asset, net	(165,586)	(81,172)	(30,738)
Other non-current assets, net	(5,268)	(8,451)	(741)
Accounts payable	1,636	1,905	1,425
Accounts payable—related party	(227)	(935)	2,592
Accrued compensation	(892)	(1,073)	10,367
Deferred revenue	43,492	3,387	1,340
Accrued and other current liabilities	12,909	(773)	4,579
Net cash used in operating activities	(189,244)	(135,918)	(20,873)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(540,399)	(383,522)	(134,138)
Payments for property and equipment	(6,307)	(3,505)	—
Change in restricted cash and cash equivalents	(8,519)	(1,516)	(3,500)
Purchase of intangible assets	(1,221)	(370)	—
Payment in connection with business acquisition, net of cash acquired	—	(12,040)	—
Proceeds from U.S. Treasury grants	—	190	10,116
Net cash used in investing activities	(556,446)	(400,763)	(127,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	292,729	339,512	123,154
Distributions paid to non-controlling interests and redeemable non-controlling interests	(25,541)	(8,751)	(2,284)
Proceeds from long-term debt	310,850	105,000	—
Proceeds from short-term debt	—	75,500	—
Payments on short-term debt	—	(75,500)	—
Payments for debt issuance costs	(5,422)	—	—
Proceeds from lease pass-through financing obligation	7,228	—	—
Proceeds from revolving lines of credit—related party	—	154,500	83,482
Payments on revolving lines of credit—related party	—	(200,192)	(60,000)
Payments on revolving lines of credit	—	—	(2,000)
Principal payments on capital lease obligations	(5,363)	(2,623)	(987)
Proceeds from issuance of common stock	649	412,912	—
Payments for deferred offering costs	(589)	(8,066)	—
Excess tax effects from stock-based compensation	1,713	—	—
Capital contribution from Parent	—	—	1,418
Net cash provided by financing activities	576,254	792,292	142,783
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(169,436)	255,611	(5,612)
CASH AND CASH EQUIVALENTS—Beginning of period	261,649	6,038	11,650
CASH AND CASH EQUIVALENTS—End of period	$92,213	$261,649	$6,038
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$8,469	$4,473	$206
Cash paid for income taxes	$67,135	$4,350	$4
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under build-to-suit agreements	$25,560	$—	$—
Vehicles acquired under capital leases	$11,363	$8,541	$4,749
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$4,567	$5,204	$1,450
Receivable for tax credit recorded as a reduction to solar energy system costs	$1,678	$4,132	$2,122
Costs of solar energy systems included in changes in accounts payable, accrued compensation and other accrued liabilities	$(6,589)	$25,990	$19,946

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Notes to Consolidated Financial Statements

1.Organization

Vivint Solar, Inc. (the “Company” and formerly known as V Solar Holdings, Inc.) was incorporated as a Delaware corporation on August 12, 2011. Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company commenced operations in May 2011. In November 2012 (the “Acquisition Date”), investment funds affiliated with The Blackstone Group L.P. (the “Sponsor”) and certain co-investors (collectively, the “Investors”), through 313 Acquisition LLC (“313” or “Parent”), acquired 100% of the equity interests of APX Group, Inc. (“Vivint”) and the Company (the “Acquisition”). The Acquisition was accomplished through certain mergers and related reorganization transactions pursuant to which the Company became a direct wholly owned subsidiary of 313, an entity owned by the Investors. In October 2014, the Company closed its initial public offering with 313 remaining the majority shareholder.

Merger Agreement with SunEdison

On July 20, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SunEdison, Inc., a Delaware corporation (“SunEdison”) and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison. The Merger Agreement was subsequently amended on December 9, 2015 to update the terms of the merger. The Company terminated the Merger Agreement on March 7, 2016.

On March 8, 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison alleging that SunEdison willfully breached its obligations under the Merger Agreement and breached its implied covenant of good faith and fair dealing. The Company is seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just.

Business

The Company primarily offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements and solar energy system leases. The Company enters into these long-term customer contracts primarily through a sales organization that uses a direct-to-home sales model. The long-term customer contracts are typically for 20 years and require the customer to make monthly payments to the Company. In 2015, the Company also began offering customers the option to purchase solar energy systems. In May 2015, the Company began offering solar energy systems to commercial and industrial (“C&I”) customers through long-term customer contracts.

The Company has formed various investment funds and entered into long-term debt facilities to monetize the recurring customer payments under its long-term customer contracts and the investment tax credits, accelerated tax depreciation and other incentives associated with residential solar energy systems. The Company uses the cash received from the investment funds, long-term debt facilities and revenue generated from operations to finance a portion of the Company’s variable and fixed costs associated with installing the residential solar energy systems. The obligations of the Company are in no event obligations of the investment funds.

Since inception, the Company has relied on Vivint and certain of its affiliates for some of its administrative, managerial, account management and operational services. The Company’s use of Vivint services has steadily decreased since 2013 and now consists primarily of IT support. The Company was consolidated by Vivint as a variable interest entity prior to the Acquisition, and continues to be an affiliated entity and related party subsequent to the Acquisition. The Company has entered into various agreements and transactions with Vivint and its affiliates related to these services. See Note 15—Related Party Transactions.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts and operations of the Company, its subsidiaries in which the Company has a controlling financial interest and the investment funds formed to fund the purchase of solar energy systems, which are consolidated as variable interest entities (“VIEs”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For all periods presented, the Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information regarding these VIEs, see Note 11—Investment Funds.

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

With respect to liquidity, the Company believes its cash and cash equivalents, including investment fund commitments, projected investment fund contributions and its current debt facilities, in addition to financing that may be obtained from other sources, including the Company’s financial sponsors, will be sufficient to meet its anticipated cash needs for at least the next 12 months. While the Company believes additional financing is available and will continue to be available to support the current level of operations, the Company believes it has the ability and intent to reduce operations to the level of available financial resources at least through the year ended December 31, 2016.

Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications did not have a significant impact on the consolidated financial statements.

Segment Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Chief Executive Officer reviews financial information for purposes of allocating resources and evaluating financial performance. Prior to the second quarter of 2015, the Company had one business activity that was focused primarily on providing service to customers in the residential market. During the second quarter of 2015, the Company closed its first C&I investment fund with plans to service customers in the C&I market. As of December 31, 2015, the C&I fund was not operational, i.e., no projects had been initiated within the fund. During the year ended December 31, 2015, the Company has aligned its operations as two reporting segments: (1) Residential and (2) C&I. For additional segment information, see Note 18—Segment Information.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s principles of consolidation, investment tax credits, revenue recognition, solar energy systems, net, impairment of long-lived assets, goodwill impairment analysis, the recognition and measurement of loss contingencies, stock-based compensation, provision for income taxes, and non-controlling interests and redeemable non-controlling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Cash equivalents consist principally of time deposits and money market accounts with high quality financial institutions.

Restricted Cash

The Company’s guaranty agreements with certain of its fund investors require the maintenance of minimum cash balances of $10.0 million. For additional information, see Note 11—Investment Funds. The Company was also required to deposit $5.0 million into a separate interest reserve account in accordance with the terms of its loan credit facility with Bank of America, N.A. For additional information, see Note 10—Debt Obligations. These minimum cash balances are classified as restricted cash.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is comprised of the monthly power generation under power purchase agreements not yet invoiced and the monthly bill rate of legal-form leases as of the end of the reporting period. The Company estimates its allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends and adverse situations that may affect customers’ ability to pay. Revisions to the allowance are recorded as an adjustment to bad debt expense. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible are charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. The Company had an allowance for doubtful accounts of $0.9 million and $0.6 million as of December 31, 2015 and 2014.

Inventories

Inventories include components related to photovoltaic installation devices and software products and are stated at the lower of cost, on an average cost basis, or market. Inventories also include solar energy systems held for sale, which are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a first-in-first-out basis, or market. Solar energy systems held for sale was $0.1 million as of December 31, 2015. No solar energy systems were held for sale as of December 31, 2014.

The Company evaluates its inventory reserves on a quarterly basis and writes down the value of inventories for estimated excess and obsolete inventories based on assumptions about future demand and market conditions.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The associated concentration risk for cash and cash equivalents is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. The Company does not require collateral or other security to support accounts receivable. The Company is not dependent on any single customer. The loss of a customer would not adversely impact the Company’s operating results or financial position.

The Company purchases solar panels, inverters and other system components from a limited number of suppliers. Three suppliers accounted for approximately 50%, 30% and 20% of the solar photovoltaic module purchases for the year ended December 31, 2015. Two of those suppliers accounted for approximately 50% and 40% of these purchases for the year ended December 31, 2014. The same two suppliers each individually accounted for over 48% of these purchases for the year ended December 31, 2013. Two suppliers accounted for approximately 55% and 40% of the Company’s inverter purchases for the year ended December 31, 2015. One of those suppliers accounted for a substantial majority of the Company’s inverter purchases for the years ended December 31, 2014 and 2013. If these suppliers fail to satisfy the Company’s requirements on a timely basis or if the Company fails to develop, maintain and expand its relationship with these suppliers, the Company could suffer delays in being able to deliver or install its solar energy systems, experience a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

As of December 31, 2015, the Company’s customers under long-term customer contracts are primarily located in Arizona, California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey, New Mexico, New York, Pennsylvania, South Carolina and Utah. Future operations could be affected by changes in the economic conditions in these and other geographic areas, by changes in the demand for renewable energy generated by solar panel systems or by changes or eliminations of solar energy related government incentives.

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

The Company’s financial instruments consist of Level I and Level II assets and liabilities. See Note 3—Fair Value Measurements

Investment Tax Credits

The Company applies for and receives investment tax credits under Section 48(a) of the Internal Revenue Code. The amount for the investment tax credit is equal to 30% of the value of eligible solar property. The Company receives minimal allocations of investment tax credits as the majority of such credits are allocated to the fund investor. Some of the Company’s investment funds obligate it to make certain fund investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of investment tax credits as a result of the Internal Revenue Service’s (the “IRS”) assessment of the fair value of such systems. The Company has concluded that the likelihood of a recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure.

U.S. Treasury Grants

In the first quarter of 2014 and prior, certain solar energy systems were eligible to receive U.S. Treasury grants under Section 1603 of the American Recovery and Reinvestment Act of 2009, as amended by the Tax Relief Unemployment Insurance Reauthorization and Job Creation Act of December 2010. The Company recorded a reduction in the basis of the solar energy system in the amount of cash to be received, at the grant approval date. This accounting treatment results in decreased depreciation of such solar energy systems over their useful lives. If it becomes probable that a U.S. Treasury grant is required to be repaid, the Company would assess whether it is necessary to derecognize any grant (or portion thereof) in accordance with Accounting Standards Codification section 450.

Solar Energy Systems, Net

The Company sells energy to customers through power purchase agreements or leases solar energy systems to customers under legal-form lease agreements. The Company has determined that these contracts should be accounted for as operating leases and, accordingly, the related solar energy systems are stated at cost, less accumulated depreciation and amortization. In 2014, the Company began offering leases to customers.

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

System equipment costs are depreciated and initial direct costs are amortized once the respective systems have been installed and interconnected to the power grid. As of December 31, 2015 and 2014, the Company had recorded costs of $1,134.7 million and $598.4 million in solar energy systems, of which $882.7 million and $407.7 million related to systems that had been interconnected to the power grid, with accumulated depreciation and amortization of $32.5 million and $10.2 million.

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

Intangible Assets

Finite-lived intangible assets, which consist of customer contracts, customer relationships, trademarks/trade names and developed technology acquired in business combinations are initially recorded at fair value and presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes customer contracts over three years, customer relationships over five years, trademarks/trade names over 10 years and developed technology over five to eight years. See Note 7—Intangible Assets and Goodwill.

In-process research and development reflects research and development projects that have not yet been completed and are capitalized as indefinite-lived intangibles subject to amortization upon completion or impairment if the assets are subsequently impaired or abandoned. In-process research and development projects were acquired in January 2014 as part of the Solmetric acquisition. See Note 4—Solmetric Acquisition.

The Company also capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The Company tests these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. During the year ended December 31, 2015, the development for certain internal-use software applications was completed and the Company began to amortize the internal-use software applications over the expected useful lives of three years. For the year ended December 31, 2015, $0.2 million of amortization was recorded for internal-use software. No amortization was recorded for internal-use software prior to the year ended December 31, 2015 as the internal-use software applications were still under development.

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

In February 2015, the Company decided to discontinue the external sales of the SunEye and PV Designer products, the rights to which the Company acquired when it acquired Solmetric Corporation, or Solmetric, in January 2014. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the year ended December 31, 2015. See Note 7—Intangible Assets and Goodwill.

Goodwill and Impairment Analysis

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. As of December 31, 2015, the Company consisted of two operating segments: (1) Residential and (2) C&I. As C&I was created internally in 2015 and the Company’s goodwill was recorded prior to 2015, all goodwill remains with the Residential operating segment. As such, the Company’s impairment test is based on a single operating segment and reporting unit structure.

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

The Company determined the two-step test was not necessary based on the results of its qualitative assessments and concluded that it was more likely than not that the fair value of its reporting unit was greater than its respective carrying value as of October 1, 2015 and October 1, 2014.

Prepaid Tax Asset, Net

The Company recognizes sales of solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems has been eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years.

Other Non-Current Assets

Other non-current assets primarily consist of deferred financing costs, advances receivable due from sales representatives and long-term refundable rent deposits. Costs incurred in connection with obtaining debt financing are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the term of the related financing. The Company provides advance payments of compensation to direct-sales personnel under certain circumstances. The advance is repaid as a reduction of the direct-sales personnel’s future compensation. The Company has established an allowance related to advances to direct-sales personnel who have terminated their employment agreement with the Company. These are non-interest bearing advances.

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

Deferred Revenue

Deferred revenue primarily includes deferred investment tax credit (“ITC”) revenue and rebates and incentives. Deferred ITC revenue is related to a lease pass-through arrangement in which a portion of the rent prepayment is allocated to ITC revenue. Rebates and incentives are received from utility companies and various government agencies and are recognized as revenue over the related lease term of 20 years. See Revenue Recognition below.

Home Installation Reserve and Warranties

The Company typically warrants solar energy systems sold to customers for periods of one through twenty years against defects in design and workmanship, and for periods of one to ten years that installation will remain watertight. The manufacturers’ warranties on the solar energy system components, which is typically passed through to the customers, has a typical product warranty period of 10 years and a limited performance warranty period of 25 years. The Company warrants its photovoltaic installation devices and software products for one to two years against defects in materials or installation workmanship.

The Company generally assesses a reserve for damages related to home installations and provides for the estimated cost of warranties at the time the related revenue is recognized. The Company assesses the accrued home installation reserve and warranty regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates. Accrued warranty and home installation reserve is recorded as a component of accrued and other current liabilities on the consolidated balance sheets and was $0.3 million as of December 31, 2015. These accruals were not significant as of December 31, 2014.

Comprehensive Income (Loss)

As the Company had no other comprehensive income or loss, comprehensive income (loss) is the same as net income available (loss attributable) to common stockholders for all periods presented.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery or performance has occurred, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured. The Company generates revenue through power purchase agreements and solar energy system leases, solar renewable energy certificates (“SRECs”) sales, rebate incentives and solar energy system sales. Revenue associated with power purchase agreements and solar energy system leases, SRECs and rebate incentives are included within operating leases and incentives revenue. The Company also recognizes revenue related to the sale of photovoltaic installation devices and software products and solar energy system sales within solar energy system and product sales. In the first quarter of 2015, the Company decided to discontinue the external sales of its photovoltaic installation software products.

Operating Leases and Incentives Revenue

The Company’s primary revenue-generating activity consists of entering into long-term power purchase agreements with residential customers, under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage. Customers have not historically been charged for installation or activation of the solar energy system. For all power purchase agreements, the Company assesses the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay.

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

In 2014, the Company began offering solar energy systems to customers pursuant to legal-form leases. The customer agreements are structured as legal-form leases due to local regulations that can be read to prohibit the sale of electricity pursuant to the Company’s standard power purchase agreement. Pursuant to the lease agreements, the customers’ monthly payments are a pre-determined amount calculated based on the expected solar energy generation by the system and includes an annual fixed percentage price escalation over the period of the contracts, which is 20 years. The Company provides its legal-form lease customers a performance guarantee, under which the Company agrees to make a payment at the end of each year to the customer if the solar energy systems do not meet a guaranteed production level in the prior 12-month period.

The guaranteed production levels have varying terms. Dependent on the level of the production guarantee, the Company either (1) recognizes the monthly lease payments as revenue and records a solar energy performance guarantee liability due to the contingent nature of the lease payments, or (2) straight-lines the contracted payments over the initial term of the lease. Solar energy performance guarantee liabilities were de minimis as of December 31, 2015 and 2014.

Future minimum annual lease receipts from customers under these legal-form lease agreements are as follows (in thousands):

Years Ending December 31,
2016	$1,668
2017	1,716
2018	1,766
2019	1,817
2020	1,870

The Company applies for and receives SRECs in certain jurisdictions for power generated by its solar energy systems. When SRECs are granted, the Company typically sells them to other companies directly, or to brokers, to assist them in meeting their own mandatory emission reduction or conservation requirements. The Company recognizes revenue related to the sale of these certificates upon delivery, assuming the other revenue recognition criteria discussed above are met. The portion of SRECs included in operating leases and incentives was $13.9 million, $2.6 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013.

The Company considers upfront rebate incentives earned from its solar energy systems to be minimum lease payments and are recognized on a straight-line basis over the life of the long-term customer contracts, assuming the other revenue recognition criteria discussed above are met. The portion of rebates recognized within operating leases and incentives was $0.4 million, $0.2 million and de minimis for the years ended December 31, 2015, 2014 and 2013.

Operating leases and incentives revenue is recorded net of sales tax collected.

Lease Pass-Through Arrangement

In 2015, a lease pass-through fund arrangement became operational under which the Company contributes solar energy systems and the investor contributes cash. Contemporaneously, a subsidiary of the Company entered into a master lease arrangement to lease the solar energy systems and the associated customer lease or power purchase agreements to the fund investor. The Company’s subsidiary makes a tax election to pass-through the investment tax credits (“ITCs”) that accrue to the solar energy systems to the fund investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations.

Under this arrangement, the fund investor makes a large upfront lease payment to the Company’s subsidiary and subsequently makes periodic lease payments. The Company allocates a portion of the aggregate payments received from the fund investor to the estimated fair value of the assigned ITCs. The Company’s subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, the Company recognizes ITC revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The amounts allocated to ITCs are initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives in the consolidated statements of operations based on the anniversary of each solar energy system’s placed in service date over the next five years. As of December 31, 2015, no ITC revenue has been recognized.

Solar Energy System and Product Sales

Revenue from solar energy system sales is recognized upon the solar energy system passing an inspection by the responsible city department after completion of system installation and interconnection to the power grid per the completed contract method, assuming the remaining revenue recognition criteria discussed above have been met.

Revenue from the sale of photovoltaic installation devices and software products is recognized upon delivery of the product to the customer assuming the remaining revenue recognition criteria discussed above have been met.

Multiple-Element Arrangements

Subsequent to the acquisition of Solmetric in January 2014 and prior to the discontinuance of external sales of the SunEye and PV Designer products, the Company entered into multiple-element arrangements typically involving sales of (1) photovoltaic installation hardware devices containing software essential to the hardware product’s functionality and (2) stand-alone software. The Company allocated revenue based on the Company’s best estimate of selling price, which was determined by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The consideration allocated to the delivered photovoltaic device is recognized at the time of shipment provided that the four general revenue recognition criteria discussed above have been met.

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

Cost of Revenue—Solar Energy System and Product Sales

Cost of revenue—solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of the photovoltaic installation devices and software products.

Research and Development

Research and development expense is primarily comprised of salaries and benefits associated with research and development personnel and other costs related to photovoltaic installation devices and software products and the development of other solar technologies. Research and development costs are charged to expense when incurred. The Company’s research and development expense was $3.9 million and $1.9 million for the years ended December 31, 2015 and 2014. Prior to the acquisition of Solmetric in January 2014, the Company did not incur any research and development expenses.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. The Company’s advertising expense was $4.5 million, $3.5 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013.

Other Income (Expense)

The Company incurred interest and penalties primarily associated with employee payroll withholding tax payments that were not paid in a timely manner of $1.4 million and $1.9 million for the years ended December 31, 2014 and 2013. For the year ended December 31, 2015, the Company received an abatement of a portion of such penalties and interest.

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

In the fourth quarter of 2015, the Company prospectively adopted Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax assets and liabilities, including any related valuation allowance, be classified as non-current in a classified statement of financial position and eliminates the requirement that an entity separate deferred tax liabilities and assets into current and non-current amounts. The adoption of this update resulted in a reclassification of the Company’s $7.3 million net current deferred tax asset to the net non-current deferred tax liability in the Company’s consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

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

Stock-Based Compensation Expense

Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each time-based employee stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. The fair value of each performance-based employee stock option is estimated on the date of grant using the Monte Carlo simulation model. The fair value of each restricted stock award and performance share unit award is determined as the closing price of the Company’s stock on the date of grant. The Company recognizes compensation costs using the accelerated attribution method for all employee stock-based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards’ vesting period. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense for equity instruments issued to non-employees is recognized based on the estimated fair value of the equity instrument. The fair value of the non-employee awards is subject to remeasurement at each reporting period until services required under the arrangement are completed, which is the vesting date.

Post-Employment Benefits

In the periods presented, the Company participated in a 401(k) Plan sponsored by Vivint that covered all of the Company’s eligible employees. The Company did not provide a discretionary company match to employee contributions during any of the periods presented.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. The Company has operating leases that will be affected by this update and is evaluating the impact on its consolidated financial statements and disclosures. The Company expects to apply the update upon its effectiveness in the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This update is effective in fiscal years beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact this update will have on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, an acquirer is required to retrospectively adjust any provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. To simplify the accounting for adjustments to provisional amounts, the update eliminates the requirement to retrospectively account for those adjustments. This update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company does not currently have acquisitions which would be affected by this update.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date of ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, and the standard is now effective for the Company on January 1, 2018. The deferral allows for early adoption of the standard, which for the Company would be on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating which transition method to use for adopting ASU 2014-09 when required and does not expect the update to have a significant impact on its consolidated financial statements and related disclosures based on its current business model.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The update is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company does not expect that this update will have a significant impact on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This update makes some targeted changes to current consolidation guidance. These changes impact both the voting and the variable interest consolidation models. In particular, the update will change how companies determine whether limited partnerships or similar entities are VIEs. The update is effective in fiscal years, including interim periods, beginning after December 15, 2015, and early adoption is permitted. The Company currently consolidates all VIEs in which it has an equity interest and does not expect that ASU 2015-02 will have a significant impact on its consolidated financial statements and related disclosures.

3.Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

	December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Money market funds	607	—	—	607
Total financial assets	$607	$1,900	$—	$2,507

The carrying amounts of certain financial instruments of the Company, consisting of cash and cash equivalents excluding time deposits; accounts receivable; accounts payable; accounts payable—related party and distributions payable to redeemable non-controlling interests (all Level I) approximate fair value due to their relatively short maturities. Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s long-term debt is carried at cost and was $415.9 million and $105.0 million as of December 31, 2015 and 2014. The Company estimated the fair value of long-term debt to approximate its carrying value as interest accrues at a floating rate based on market rates. The Company did not have realized gains or losses related to financial assets for any of the periods presented.

4.Solmetric Acquisition

In January 2014, the Company completed the acquisition of Solmetric (the “Solmetric Acquisition”), a developer and manufacturer of photovoltaic installation devices and software products. The purchase price agreed to in the purchase agreement with Solmetric was $12.0 million plus a net working capital adjustment resulting in total cash purchase consideration of $12.2 million. The total consideration of $12.2 million was used for the purchase of all outstanding stock and options of Solmetric, settlement of Solmetric’s short-term promissory note and settlement of other liabilities including employee-related liabilities of Solmetric incurred in connection with the acquisition. The Company incurred $0.3 million of costs related to retention bonuses to key Solmetric employees and $0.1 million of transaction fees, all of which were included in the consolidated statements of operations for the year ended December 31, 2014.

Pursuant to the terms of the purchase agreement, $1.0 million of the purchase consideration was placed in escrow and was held for general representations and warranties, rather than specific contingencies or specific assets or liabilities of the Company. The Company had no right to these funds, nor did it have a direct obligation associated with them. Accordingly, the Company did not include the escrow funds in its consolidated balance sheets. Notwithstanding any prior claims to the escrow fund due to a breach of representations and warranties, the escrow was released on the one year anniversary of the Solmetric Acquisition.

The estimated fair values of the assets acquired and liabilities assumed were based on information obtained from various sources including third party valuations, management’s internal valuation and historical experience. The fair values of the intangible assets related to customer relationships, trade names and trademarks, developed technology and in-process research and development were determined using the income approach and significant estimates relate to assumptions as to the future economic benefits to be received, cash flow projections and discount rates.

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

Goodwill, which represents the purchase price in excess of the fair value of net assets acquired, is not deductible for income tax purposes. This goodwill is reflective of the value derived from the Company utilizing Solmetric’s advanced technology to improve the installation and efficacy of its solar panels as well as the expected growth in the Solmetric business, based on its historical performance and the expectation of continued growth as the solar industry expands.

For tax purposes, the acquired intangible assets are not amortized. Accordingly, a deferred tax liability of $2.5 million was recorded for the difference between the book and tax basis related to the intangible assets. Additionally, a deferred tax asset of $1.0 million was recorded mainly as a result of Solmetric’s net operating losses.

Financial results for Solmetric since the acquisition date are included in the results of operations for the year ended December 31, 2014. Solmetric contributed $3.2 million of revenues and $0.4 million of net income for the year ended December 31, 2014. During 2015, the Company discontinued the external sale of two Solmetric products. This discontinuance was considered an indicator of impairment, and the Company performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, the Company recorded an impairment charge of $4.5 million in the first quarter of 2015.

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

5.Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
System equipment costs	$893,088	$478,502
Initial direct costs related to solar energy systems	171,081	75,349
	1,064,169	553,851
Less: Accumulated depreciation and amortization	(32,505)	(10,186)
	1,031,664	543,665
Solar energy system inventory	70,493	44,502
Solar energy systems, net	$1,102,157	$588,167

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $22.3 million, $8.1 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013.

6.Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	December 31,	December 31,
	Useful Lives	2015	2014
Vehicles acquired under capital leases	3 years	$24,149	$13,351
Furniture and computer and other equipment	3 years	6,524	2,183
Leasehold improvements	1-3 years	4,116	2,088
		34,789	17,622
Less: Accumulated depreciation and amortization		(12,181)	(4,598)
		22,608	13,024
Build-to-suit lease asset under construction		25,560	—
Property and equipment, net		$48,168	$13,024

The Company recorded depreciation and amortization related to property and equipment of $8.2 million, $3.4 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Depreciation on vehicles under capital leases totaling $5.5 million, $3.0 million and $1.2 million was capitalized in solar energy systems, net for the years ended December 31, 2015, 2014 and 2013. For the years ended December 31, 2015 and 2014, a de minimis amount of depreciation was also expensed. For the year ended December 31, 2013, no depreciation was expensed.

Because of its involvement in certain aspects of the construction of a new headquarters building in Lehi, UT, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset of $25.6 million as of December 31, 2015. See Note 16—Commitments and Contingencies.

Future minimum lease payments for vehicles under capital leases as of December 31, 2015 were as follows (in thousands):

Years Ending December 31,
2016	$6,405
2017	5,679
2018	4,136
2019	1,008
2020	36
Thereafter	—
Total minimum lease payments	17,264
Less: interest	1,720
Present value of capital lease obligations	15,544
Less: current portion	5,489
Long-term portion	$10,055

7.Intangible Assets and Goodwill

Intangible assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Cost:
Internal-use software	$1,591	$370
Developed technology	522	1,295
Trademarks/trade names	201	1,664
Customer relationships	164	738
Customer contracts	—	43,783
In-process research and development	—	2,097
Total carrying value	2,478	49,947
Accumulated amortization:
Internal-use software	(219)	—
Developed technology	(126)	(160)
Trademarks/trade names	(39)	(152)
Customer relationships	(63)	(135)
Customer contracts	—	(31,013)
Total accumulated amortization	(447)	(31,460)
Total intangible assets, net	$2,031	$18,487

The Company recorded amortization expense of $13.2 million for the year ended December 31, 2015, $14.9 million for the year ended December 31, 2014, of which $0.1 million was recorded in cost of revenue-solar energy system and product sales, and $14.6 million for the year ended December 31, 2013. Customer contracts acquired in the Acquisition were fully amortized in 2015.

In February 2015, the Company decided to discontinue the external sales of the SunEye and PV Designer products, the rights to which the Company acquired when it acquired Solmetric Corporation, or Solmetric, in January 2014. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. In-process research and development, which was intended to generate Solmetric product sales in the residential market, was discontinued and deemed fully impaired resulting in a charge of $2.1 million. The Solmetric, SunEye and PV Designer trade names will no longer be utilized and were deemed fully impaired resulting in a charge of $1.3 million. The SunEye and PV Designer developed technology assets were deemed fully impaired resulting in a charge of $0.7 million. Customer relationships were deemed partially impaired by $0.4 million due to the loss of external customers who purchased the discontinued products. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the year ended December 31, 2015. No impairment was recorded in the years ended December 31, 2014 and 2013.

As of December 31, 2015, expected amortization expense for the unamortized intangible assets is as follows (in thousands):

Years Ending December 31,
2016	$656
2017	558
2018	475
2019	129
2020	86
Thereafter	127
Total	$2,031

No changes to goodwill were recorded for the year ended December 31, 2015. The carrying amount of goodwill for the years ended December 31, 2015 and 2014 was $36.6 million.

8.Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accrued payroll	$6,918	$10,219
Accrued commissions	6,840	6,575
Total accrued compensation	$13,758	$16,794

9.Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accrued professional fees	$7,918	$1,289
Income tax payable	6,169	4,097
Current portion of lease pass-through financing obligation	3,835	—
Sales and use tax payable	3,524	5,052
Accrued litigation settlements	1,790	450
Deferred rent	1,064	1,090
Accrued unused commitment fees and interest	1,014	478
Other accrued expenses	3,703	1,560
Total accrued and other current liabilities	$29,017	$14,016

 10.Debt Obligations

Debt obligations consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Aggregation credit facility	$269,100	$105,000
Working capital credit facility	146,750	—
Total debt	$415,850	$105,000

Bank of America, N.A. Aggregation Credit Facility

In September 2014, the Company entered into an aggregation credit facility (the “Aggregation Facility”), which was subsequently amended in February 2015 and November 2015, pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings with certain financial institutions for which Bank of America, N.A. is acting as administrative agent.

The February 2015 amendment to the Aggregation Facility increased the funding commitment by $25.0 million pursuant to which the Company may borrow up to an aggregate of $375.0 million. In addition, the right to which the Company may request additional borrowing capacity, upon the satisfaction of certain conditions and the approval of the lenders, was reduced to $175.0 million, such that the total potential capacity under the facility remains at $550.0 million. The other terms of the Aggregation Facility remained unchanged.

The November 2015 amendments primarily included (1) changing the formula for determining the amount that the Company may borrow subject to the satisfaction of certain conditions, without changing the $375.0 million loan commitment, enabling the Company to draw additional loan proceeds from the existing conditions satisfied, (2) converting the facility from a term facility into a revolving facility and (3) requiring the Company to enter into an interest rate hedging agreement before September 13, 2016. For accounting purposes, the Aggregation Facility is considered a modification of the term loan credit facility entered into in May 2014 described below.

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

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of December 31, 2015, the Company was in compliance with such covenants. As of December 31, 2015, the Company has not entered into any interest rate hedges as required by the latest debt modification.

As of December 31, 2015, the Company had incurred an aggregate of $269.1 million in borrowings under the Aggregation Facility. The remaining borrowing capacity was $105.9 million as of December 31, 2015. However, the Company does not have immediate access to the remaining $105.9 million balance as future borrowings are dependent on when it has solar energy system revenue to collateralize the borrowings.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $9.9 million and $1.4 million in the years ended December 31, 2015 and 2014. As of December 31, 2015, the current portion of deferred financing costs of $4.0 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred financing costs of $4.9 million was recorded in other non-current assets, net in the consolidated balance sheet. In addition, a $5.0 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Working Capital Credit Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $131.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. In May 2015, certain conditions were satisfied and the aggregate amount of available revolver borrowings was increased to $150.0 million. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. As of December 31, 2015, the Company had incurred an aggregate of $146.8 million in borrowings under the Working Capital Facility. Further, the Company established a letter of credit under the Working Capital Facility for $3.2 million related to an insurance contract. As such, there was no remaining borrowing capacity available as of December 31, 2015.

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

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of December 31, 2015, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $2.3 million for the year ended December 31, 2015. As of December 31, 2015, the current portion of deferred debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of deferred debt issuance costs of $1.8 million was recorded in other non-current assets, net in the consolidated balance sheet.

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

In December 2012 and amended in July 2013, the Company entered into a Subordinated Note and Loan Agreement with Vivint pursuant to which the Company could incur revolver borrowings of up to $20.0 million (“2012 Loan Agreement”). In December 2012, the Company incurred $15.0 million in revolver borrowings. From January 2013 through May 2013, the Company incurred an additional $5.0 million in revolver borrowings. Interest accrued on these borrowings at 7.5% per year, and accrued interest was paid-in-kind through additions to the principal amount on a semi-annual basis. Interest expense was $1.3 million and $1.5 million for the years ended December 31, 2014 and 2013.

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

Interest Expense and Amortization of Deferred Financing Costs

For the years ended December 31, 2015 and 2014, total interest expense incurred under debt obligations was $12.2 million and $9.3 million, of which $3.5 million and $2.2 million was amortization of deferred financing costs. For the year ended December 31, 2013, total interest expense incurred under debt obligations was $3.1 million and did not include amortization of deferred financing costs as no deferred financing costs had been incurred.

11.Investment Funds

As of December 31, 2015, the Company had formed 17 investment funds for the purpose of funding the purchase of solar energy systems. The Company has aggregated the financial information of the investment funds in the table below. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,014	$12,641
Accounts receivable, net	3,063	1,542
Prepaid expenses and other current assets	121	—
Total current assets	15,198	14,183
Solar energy systems, net	990,609	525,903
Other non-current assets, net	18	—
Total assets	$1,005,825	$540,086
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$11,347	$6,780
Current portion of deferred revenue	4,824	237
Accrued and other current liabilities	3,869	—
Total current liabilities	20,040	7,017
Deferred revenue, net of current portion	43,094	4,335
Other non-current liabilities	3,283	—
Total liabilities	$66,417	$11,352

The Company consolidates the investment funds in which it has an equity interest, and all intercompany balances and transactions between the Company and the investment funds are eliminated in the consolidated financial statements. The Company determined that each of these investment funds meets the definition of a VIE. The Company uses a qualitative approach in assessing the consolidation requirement for VIEs that focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

Residential Investment Funds

As of December 31, 2015, the Company had formed 16 residential investment funds. Fund investors for three of the funds are managed indirectly by the Sponsor and are considered related parties. As of December 31, 2015 and 2014, the cumulative total of contributions into the VIEs by all investors was $773.0 million and $480.2 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods.

C&I Investment Fund

In May 2015, a wholly owned subsidiary of the Company entered into a C&I solar investment fund arrangement with a fund investor. The fund was not operational, i.e., no projects had been initiated within the fund as of December 31, 2015, and as such, the Company did not have any assets or liabilities associated with the fund. The total available committed capital under the fund is $150.0 million, which is expected to be contributed in 2016.

Lease Pass-Through Financing Obligation

In the year ended December 31, 2015, a new lease pass-through fund arrangement became operational under which the Company contributes solar energy systems and the investor contributes cash. Contemporaneously, a subsidiary of the Company entered into a master lease arrangement to lease the solar energy systems and the associated customer lease or power purchase agreements to the fund investor. The Company’s subsidiary makes a tax election to pass-through the ITCs that accrue to the solar energy systems to the fund investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations. The solar energy systems are included under solar energy systems, net in the consolidated balance sheets, and as of December 31, 2015, the net carrying value of the solar energy systems was $64.7 million.

Under the arrangement, the fund investor makes a large upfront payment to the Company’s subsidiary and subsequent periodic payments. The Company allocates a portion of the aggregate payments received from the fund investor to the estimated fair value of the assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investor. The Company’s subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, the Company recognizes revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The amounts allocated to ITCs are initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to ITCs is recognized as revenue from operating leases and solar energy systems incentives in the consolidated statements of operations based on the anniversary of each solar energy system’s placed in service date over the next five years.

The Company accounts for the residual of the payments received from the fund investor, net of amounts allocated to ITCs, as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which will be repaid through customer payments that will be received by the investor. Under this approach, the Company continues to account for the arrangement with the customers in its consolidated financial statements, whether the cash generated from the customer arrangements is received by the lessor or paid directly to the fund investor. A portion of the amounts received by the fund investor from customer payments is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The customer payments are recognized into revenue based on cash receipts during the period as required by GAAP. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by a fund investor over the master lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company.

The lease pass-through financing obligation is nonrecourse once the associated assets have been placed in service and all the customer arrangements have been assigned to the fund investor. However, there is a one-time future lease payment reset mechanism that is set to occur after all of the solar energy systems are delivered and placed in service. This reset date occurs when the installed capacity of the solar energy systems and their in-service dates are known or on an agreed upon date. As part of this reset process, the lease prepayment is updated to reflect certain specified conditions as they exist at such date, including the final installed capacity, cost and in-service dates of the solar energy systems. As a result of this reset process, the Company may be obligated to refund a portion of an investor’s master lease prepayments or may be entitled to receive an additional master lease prepayment. Any additional master lease prepayments by an investor would be recorded as an additional lease pass-through financing obligation, while any refunds of master lease prepayments would reduce the lease pass-through financing obligation. As of December 31, 2015, the Company had recorded financing liabilities of $47.3 million related to this fund arrangement as deferred revenue in its consolidated balance sheet.

As of December 31, 2015, the future minimum lease payments to be received from the fund investor based on the solar energy systems then under the lease pass-through fund arrangement, for each of the next five years and thereafter, were as follows (in thousands):

Years Ending December 31,
2016	$1,701
2017	3,009
2018	3,064
2019	3,111
2020	3,159
Thereafter	10,549
Total minimum lease payments to be received	$24,593

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of investment tax credits. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the IRS successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees.

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

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a penalty fee. As of December 31, 2015 and 2014, the Company accrued an estimated $5.2 million and $4.0 million in distributions to reimburse fund investors a portion of their capital contributions in order to true-up the investors’ expected rate of return primarily due to a delay in solar energy systems being interconnected to the power grid.

As a result of the guaranty arrangements in certain funds, the Company is required to hold minimum cash balances of $10.0 million and $5.0 million as of December 31, 2015 and 2014, which are classified as restricted cash and cash equivalents on the consolidated balance sheets.

12.Redeemable Non-Controlling Interests, Equity and Preferred Stock

Common Stock

The Company has 1.0 billion authorized shares of common stock. As of December 31, 2015 and 2014, the Company had 106.6 million and 105.3 million shares of common stock issued and outstanding.

The Company had shares of common stock reserved for issuance as follows (in thousands):

	December 31,	December 31,
	2015	2014
Shares available for grant under equity incentive plans	12,267	8,783
Stock options issued and outstanding	9,277	10,053
Long-term incentive plan	3,382	4,059
Restricted stock units issued and outstanding	930	22
Total	25,856	22,917

On October 6, 2014, the Company closed its initial public offering in which 20.6 million shares of its common stock were sold at a public offering price of $16.00 per share, which generated net proceeds, after deducting underwriting discounts and commissions and $8.8 million in offering expenses, of $300.6 million.

In August 2014, the Company issued and sold an aggregate of 2.7 million shares of common stock to 313 for $10.667 per share for aggregate proceeds of $28.5 million. In September 2014, the Company issued and sold an aggregate of 7.0 million additional shares to 313 and two of its directors for $10.667 per share for aggregate gross proceeds of $75.0 million. The Company intended for the proceeds from such sales to fund its growing operations and to bolster its financial condition in advance of its initial public offering. Subsequent to such transactions, the Company set the preliminary price range for its initial public offering, the mid-point of which was $17.00 per share. The Company determined that, for financial reporting purposes, it was appropriate to record the aggregate difference between the per share purchase price and mid-point of the preliminary price range for its initial public offering with respect to the shares sold to the two directors, or $14.8 million, as stock-based compensation expense, which was recorded in general and administrative expense. Regarding the shares of common stock sold to 313, the Company also determined that, for financial reporting purposes, it was appropriate to record the aggregate difference of $43.4 million as a deemed distribution within additional paid-in capital.

Non-Controlling Interests and Redeemable Non-Controlling Interests

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

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying values of redeemable non-controlling interests at December 31, 2015 and December 31, 2014 were greater than the redemption values.

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

Preferred Stock

In October 2014, the Company authorized 10.0 million shares of preferred stock that is issuable in series. As of December 31, 2015 and 2014, there were no series of preferred stock issued or designated.

13.Equity Compensation Plans

Equity Incentive Plans

2014 Equity Incentive Plan

In September 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.

As of December 31, 2015, a total of 13.3 million shares of common stock are reserved for issuance under the 2014 plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available for issuance under the 2014 Plan is subject to an annual increase on the first day of each year, equal to the least of 8.8 million shares, 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and an amount of shares as determined by the Company. In accordance with the annual increase, an additional 4.2 million shares were reserved for issuance at the beginning of 2015 under the 2014 Plan.

As of December 31, 2015, there were 0.1 million time-based stock options, 0.8 million restricted stock units (“RSUs”), and 0.1 million performance share units (“PSUs”) outstanding under the 2014 Plan. The time-based options are subject to ratable time-based vesting over four years. The RSUs are subject to ratable time-based vesting over one to four years. The PSUs vest quarterly over one to four years subject to individual participants’ achievement of quarterly performance goals.

2013 Omnibus Incentive Plan; Non-plan Option Grant

In July 2013, the Company adopted the 2013 Omnibus Incentive Plan (the “Omnibus Plan”), which was terminated in connection with the adoption of the 2014 Plan in September 2014, and accordingly no additional shares are available for issuance under the Omnibus Plan. The Omnibus Plan continues to govern outstanding awards granted under the plan. In August 2013, the Company granted an option to purchase 0.6 million shares of common stock outside of the Omnibus Plan; however, the provisions of this option were substantially similar to those of the options granted pursuant to the Omnibus Plan.

During 2014 and 2013, the Company granted options of which one-third are subject to ratable time-based vesting over a five year period and two-thirds are subject to vesting upon certain performance conditions and the achievement of certain investment return thresholds by 313. The options have a ten-year contractual period.

In April 2014, the Company amended the vesting schedules of certain options outstanding under the Omnibus Plan and the option granted outside of the Omnibus Plan described above to provide that a portion of each of these options vests upon the Company’s aggregate market capitalization (using the 30-day, volume-weighted average closing bid price listed on the New York Stock Exchange) being equal to or exceeding $1.0 billion at the end of any trading day at least 240 days following the completion of the Company’s public offering.

During the year ended December 31, 2015, the first performance condition was met and 3.3 million performance-based options immediately vested and became exercisable during the second quarter of 2015. The Company accelerated all remaining expense related to the vested options for the first performance condition, resulting in additional stock-based compensation expense of approximately $7.4 million in the second quarter of 2015. For the year ended December 31, 2015, the Company recognized total expense of $10.8 million related to performance-based options. As of December 31, 2015, there were 3.2 million shares subject to outstanding options that are subject to performance and market conditions that have not yet been met. During the year ended December 31, 2014, the Company recorded $5.8 million in stock-based compensation related to the performance conditions as it became probable the performance conditions would be met.

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4.1 million shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). The purpose of the LTIP is to attract and retain key service providers and strengthen their commitment to the Company by providing incentive compensation measured by reference to the value of the shares of the Company’s common stock. Eligible participants include nonemployee direct sales personnel, who sell the solar energy system contracts, employees that install and maintain the solar energy systems and employees that recruit new employees to the Company.

Based on the terms of the agreement, participants are allocated a portion of the LTIP Pools relative to the performance of other participants. LTIP awards to employees are considered to be granted when the allocation of the LTIP Pools to each participant is fixed, which occurs once performance and service conditions are met. The Company amended five of six of the LTIP Pools in April 2014 and the final pool in August 2014. The amendment modified the date on which each participant’s award is fixed from the date of a public offering to a subsequent date based on fulfilling certain service or other performance conditions based on stockholder returns, which will be the same date on which the award vests.

Nonemployee awards are granted and will be measured on the date on which the performance is complete, which is the date the service or other performance conditions are achieved. The Company recognizes stock-based compensation expense based on the lowest aggregate fair value of the non-employee awards at the reporting date.

During the year ended December 31, 2015, 0.6 million shares of common stock were awarded to participants under the LTIP. As of December 31, 2015, 3.4 million shares remained outstanding, as 0.1 million shares represented the exercise price that were returned to the 2014 Plan. The Company recognized $8.3 million of expense related to these shares in the year ended December 31, 2015. No shares were awarded and no expense was recognized under the LTIP prior to the year ended December 31, 2015.

Stock Options

Stock Option Activity

Stock options are granted under the 2014 Plan and Omnibus Plan as described above. Stock option activity for the year ended December 31, 2015 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2014	10,053	$1.21		$80,790
Granted	114	12.56
Exercised	(595)	1.09
Cancelled	(295)	1.23
Outstanding—December 31, 2015	9,277	$1.36	7.8	$76,488
Options vested and exercisable—December 31, 2015	4,166	$1.20	7.8	$34,842
Options vested and expected to vest—December 31, 2015	8,964	$1.35	7.8	$73,568

The following table summarizes stock option activity by range of exercise price as of December 31, 2015 (number of awards in thousands):

	Awards Outstanding			Awards Exercisable
		Weighted-Average
	Number of Awards	Remaining	Weighted-Average	Number of Awards	Weighted-Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.00 - $1.00	5,859	7.6	$1.00	2,772	$1.00
$1.01 - $2.00	2,979	8.1	1.30	1,261	1.30
$2.01 - $10.00	320	8.5	4.14	128	4.14
$10.01 - $16.00	119	9.2	13.01	5	16.00
Total	9,277	7.8	$1.36	4,166	$1.20

The weighted-average grant date fair value of time-based options granted during the years ended December 31, 2015, 2014 and 2013 was $9.39, $4.69 and $0.91 per share. No performance-based stock options were granted during the year ended December 31, 2015. The weighted-average grant date fair value of performance-based options granted during the years ended December 31, 2014 and 2013 was $2.80 and $2.23 per share. The total intrinsic value of options exercised for the year ended December 31, 2015 was $7.4 million. There were no options exercised for the years ended December 31, 2014 and 2013. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

The total fair value of options vested for the years ended December 31, 2015, 2014 and 2013 was $14.8 million, $1.0 million and $0.1 million.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition. The Company estimated the fair value and the vesting period of the performance-based options granted in 2013 and 2014 under the Omnibus Plan on each grant date using the Monte Carlo simulation method. No performance-based options were granted in 2015.

The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.2	6.2	6.3
Volatility	89.0%	87.1%	80.0%
Risk-free interest rate	1.8%	1.9%	1.7%
Dividend yield	0.0%	0.0%	0.0%

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

The assumptions used in the Monte Carlo Simulation were determined in a manner consistent with the assumptions for the Black-Scholes-Merton model. No performance-based options were granted in the year ended December 31, 2015. As such, no Monte Carlo Simulation inputs were required for 2015.

Restricted Stock Units

RSUs are granted under the 2014 Plan and the LTIP as described above. RSU activity for the year ended December 31, 2015 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2014	22	$16.00
Granted	1,650	13.01
Vested	(687)	13.37
Forfeited	(55)	12.57
Outstanding at December 31, 2015	930	12.84

 The total fair value of RSUs vested was $9.0 million for the year ended December 31, 2015. No RSUs vested in the years ended December 31, 2014 and 2013. The Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$3,068	$1,105	$6
Sales and marketing	10,737	860	51
General and administrative	11,310	21,722	237
Research and development	489	—	—
Total stock-based compensation	$25,604	$23,687	$294

The income tax benefit related to share-based compensation expense was $4.8 million for the year ended December 31, 2015. There was no income tax benefit related to share-based compensation recognized in the years ended December 31, 2014 and 2013 as there were no option exercises or RSU releases.

In September 2014, the Company recorded $14.8 million of stock-based compensation expense in general and administrative expense related to the sale of shares of common stock to two of its directors as discussed in Note 12—Redeemable Non-Controlling Interests, Equity and Preferred Stock.

Unrecognized stock-based compensation expense, net of estimated forfeitures, for time-based stock options, performance-based stock options, RSUs and PSUs as of December 31, 2015 was as follows (in thousands, except years):

	Unrecognized
	Stock-Based	Weighted-
	Compensation	Average Period
	Expense	of Recognition
Time-based stock options	$2,788	3.0 years
Performance-based stock options	1,832	1.2 years
RSUs and PSUs	6,947	2.8 years
Total unrecognized stock-based compensation expense as of December 31, 2015	$11,567

14.Income Taxes

The income tax expense (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$52,578	$1,358	$2,492
State	15,275	4,035	569
Total current expense	67,853	5,393	3,061
Deferred:
Federal	(46,364)	(9,636)	(2,900)
State	(11,752)	(2,827)	(38)
Total deferred benefit	(58,116)	(12,463)	(2,938)
Income tax expense (benefit)	$9,737	$(7,070)	$123

The Company operates in only one federal jurisdiction, the United States. The following table presents a reconciliation of the tax benefit computed at the statutory federal rate and the Company’s tax expense (benefit) (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit—computed as 35% of pretax loss	$(85,235)	$(60,546)	$(19,721)
Effect of non-controlling interests and redeemable non-controlling interests	93,221	47,962	21,737
Effect of domestic production activities deduction	(4,699)	—	—
Effect of nondeductible expenses	1,232	6,617	1,439
State and local income tax expenses	2,289	616	343
Amortization of prepaid tax asset	6,661	2,199	474
Effect of tax credits	(4,106)	(3,939)	(4,472)
Other	374	21	323
Income tax expense (benefit)	$9,737	$(7,070)	$123

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

	December 31,
	2015	2014
Deferred tax assets:
Stock-based compensation	$9,068	$3,738
Accruals and reserves	4,582	3,335
Transaction costs	4,216	—
Other	395	743
Gross deferred tax assets	18,261	7,816
Valuation allowance	(212)	(222)
Net deferred tax assets	18,049	7,594
Deferred tax liabilities:
Investment in solar funds	(220,803)	(106,664)
Depreciation and amortization	(13,004)	(9,493)
Accruals and reserves	(275)	—
Gross deferred tax liabilities	(234,082)	(116,157)
Net deferred tax liabilities	$(216,033)	$(108,563)

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net of $277.5 million and $111.9 million as of December 31, 2015 and 2014.

The future reversal of deferred tax liabilities is expected to produce a sufficient source of future taxable income of the necessary character and in the necessary periods and jurisdictions to support the realization of the deferred tax assets. As such, no valuation allowance is required except for as noted below.

The Company had net operating loss carryforwards of approximately zero and $0.3 million related to federal and $1.3 million and $1.5 million related to state (collectively the “NOLs”), available to offset future taxable income as of December 31, 2015 and 2014. The NOLs expire in varying amounts from 2028 through 2034 for state tax purposes if unused. As of December 31, 2015 and 2014, the Company recognized a valuation allowance of $0.2 million for the existing state NOLs and other existing state tax attributes due to state-imposed limitations on their utilization.

The Company reported federal business tax credits, primarily composed of federal investment tax credits, of $4.1 million and $3.9 million for the years ended December 31, 2015 and 2014. The Company accounts for its federal business tax credits as a reduction of income tax expense in the year in which the credits arise.

Uncertain Tax Positions

As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits. There were no interest and penalties accrued for any uncertain tax positions as of December 31, 2015 and 2014. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended December 31, 2015. The Company is subject to taxation and files income tax returns in the United States and various state and local jurisdictions. Substantially all of the Company’s federal, state and local income tax returns since inception are still subject to audit.

15.Related Party Transactions

The Company’s operations included the following expenses from related party transactions (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue—operating leases and incentives	$6,054	$7,834	$1,558
Sales and marketing	2,133	2,312	866
General and administrative	5,241	5,909	2,323
Interest expense(1)	—	4,481	2,924
(1)	Includes revolving lines of credit—related party. See Note 10—Debt Obligations.

Vivint Services

The Company has negotiated and entered into a number of agreements with Vivint related to services and other support that Vivint provides to the Company.

In July 2015, in connection with the Merger Agreement, the Company, Vivint and SunEdison entered into a letter agreement subject to the close of the merger. Most of the obligations under the letter agreement were terminated in connection with the termination of the Merger Agreement. However, the letter agreement did immediately terminate a schedule to the Marketing and Customer Relations Agreement between the Company and Vivint.

In 2014, the Company entered into agreements with Vivint that included the following:

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

The Company incurred fees under these agreements of $8.0 million for the year ended December 31, 2015 and $2.2 million in 2014 following the Company’s initial public offering. These amounts reflect the level of services provided by Vivint on behalf of the Company.

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

The Company incurred fees under the Sublease and Trademark agreements of $7.2 million and $2.9 million for the years ended December 31, 2014 and 2013, which reflect the amount of services provided by Vivint on behalf of the Company. No fees were incurred under these agreements in the year ended December 31, 2015.

Payables to Vivint recorded in accounts payable—related party were $1.9 million and $2.1 million as of December 31, 2015 and 2014. These payables include amounts due to Vivint related to the fees incurred under the service agreements noted above, as well as other miscellaneous intercompany payables including freight, healthcare cost reimbursements and other pass-through purchases.

313 Incentive Units Plan

Incentive units from 313 were granted to certain board members of the Company. Such board members are also employees of Vivint. As a result, the related compensation expense has been allocated between the two companies based on the net equity of the respective companies at the Acquisition. The Company recorded expense of $0.2 million and corresponding noncash capital contributions from 313 during each of the years ended December 31, 2014 and 2013. No expense was incurred in the year ended December 31, 2015. The noncash capital contributions were reported as noncash contributions for services on the Consolidated Statements of Cash Flows and Redeemable Non-Controlling Interests and Equity.

Advisory Agreements

In May 2014, the Company entered into an advisory agreement with Blackstone Advisory Partners L.P., an affiliate of the Sponsor (“BAP”), under which BAP would provide financial advisory and placement services related to the Company’s financing of residential solar energy systems. In August 2015, this agreement was terminated. Under the agreement, the Company was required under certain circumstances to pay a placement fee to BAP ranging from 0.75% to 1.5% of the transaction capital, depending on the identity of the investor and whether the financing related to residential or commercial projects. This agreement replaced the 2013 advisory agreement described below.

Effective May 2013, the Company entered into an advisory agreement with BAP that provided financial advisory and placement services related to the Company’s financing of residential solar energy systems. Under the agreement, BAP was paid a placement fee ranging from 0% to 2% of the transaction capital, depending on the identity of the investor and how contact with the investor was established.

The Company incurred fees under these agreements of $4.4 million, $4.5 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013. The amounts were recorded in general and administrative expense in the Company’s consolidated statements of operations

Advances Receivable—Related Party

Amounts due from direct-sales personnel were $2.9 million and $1.2 million as of December 31, 2015 and 2014. The Company provided a reserve of $0.7 million and $0.9 million as of December 31, 2015 and 2014 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Transactions with 313 and Directors

In August and September 2014, the Company issued and sold shares of its common stock to 313 and two of its directors as discussed in Note 12—Redeemable Non-Controlling Interests, Equity and Preferred Stock. In April 2013, the Company received a $1.4 million capital contribution from 313. No other cash contributions were received during the periods presented.

Investment Funds

Fund investors for three of the funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.7 million and $1.3 million as of December 31, 2015 and 2014, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 11—Investment Funds. In July 2014, the Company also entered into a Backup Maintenance Servicing Agreement with Vivint in which Vivint will provide maintenance servicing of the fund assets in the event that the Company is removed as the service provider for two of the funds. No services have been performed by Vivint under this agreement.

16.Commitments and Contingencies

Non-Cancellable Leases

In September 2014, the Company entered into a non-cancellable lease whereby the Company will terminate the current lease for its corporate headquarters in Lehi, UT and move into another building being constructed in the same general location. In July 2015, the Company amended the new lease for its new corporate headquarters building that is under construction. These amendments included an extension of the lease term to 12 years from five years with the option to extend for two additional periods of five years, an increase in the leased premises by approximately 32,000 square feet and a change in the base rent that will commence at approximately $0.3 million per month and increase over the term of the lease, as amended, at a rate of 2.5% annually. As a result of the amendment, the Company expects to make total lease payments of $53.1 million over the initial term of the lease.

The Company also entered into new non-cancellable leases for the construction of a second office building and a studio building on the corporate headquarters campus that will increase the leased premises by approximately 160,000 square feet. Both leases have a term of 12 years with the option to extend for two additional periods of five years. The aggregate monthly rent payments under both leases will commence at approximately $0.4 million and increase at a rate of 2.5% annually. As a result of these new leases, the Company expects to make total lease payments of $57.5 million over the initial terms of the leases.

During each year of its operations, the Company has entered into lease agreements for warehouses and related equipment located in states in which the Company conducts operations. The warehouse lease agreements range from a term of one to seven years, with the majority having a term of three years. The equipment lease agreements, the longest of which is 12-months, include basic renewal options for an additional set period, continued renting by the month, or return of the unit.

For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property. Aggregate lease expense for these non-cancellable lease arrangements was $11.0 million, $4.3 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013.

Future minimum lease payments under non-cancellable leases as of December 31, 2015 were as follows (in thousands):

Years Ending December 31,
2016	$14,223
2017	12,577
2018	10,552
2019	9,674
2020	9,295
Thereafter	81,216
Total minimum lease payments	$137,537

Build-to-Suit Lease Arrangements

As discussed in Non-Cancellable Leases, in September 2014, the Company entered into a non-cancellable lease whereby the Company will terminate the current lease for its corporate headquarters in Lehi, UT and move into another building being constructed in the same general location. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, as of December 31, 2015, the Company recorded a build-to-suit lease asset of $25.6 million in property and equipment, net, which included a $25.2 million build-to-suit lease liability in other non-current liabilities, capitalized interest of $0.3 million and building costs paid by the Company of $0.1 million.

Letters of Credit

As of December 31, 2015 and 2014, the Company had $1.8 million stand-by letter of credit related to a three-year forward contract to sell SRECs entered into in November 2013. The agreement expires in January 2017. As the Company expects to be able to deliver the SRECs required under the forward contracts, no liability has been accrued.

As of December 31, 2015, the Company had also established a letter of credit under the Working Capital Facility for $3.2 million related to an insurance contract. See Note 10—Debt Obligations.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. As of December 31, 2015 and 2014, the Company accrued an estimated $5.2 million and $4.0 million in distributions to reimburse fund investors a portion of their capital contributions in order to true-up the investors’ expected rate of return primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

Legal Proceedings

In December 2013, one of the Company’s former sales representatives, on behalf of himself and a purported class, filed a complaint for unspecified damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against Vivint Solar Developer, LLC, one of the Company’s subsidiaries, and unnamed John Doe defendants alleging violations of the California Labor Code and the California Business and Professions Code and seeking penalties of an unspecified amount, interest on all economic damages and reasonable attorney’s fees and costs. In January 2014, the Company filed an answer denying the allegations in the complaint and asserting various affirmative defenses. In late 2014, the parties agreed to preliminary terms of settlement, which were subsequently revised in mid-2015. The settlement agreement provided for a settlement payment from the Company in the amount of $0.4 million. On October 30, 2015, the Court entered a final order approving the settlement agreement and the settlement payment was distributed in accordance with the settlement agreement.

In September 2014, two former installation technicians of the Company, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against the Company and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for the Company’s payment of $1.7 million to be paid out to the purported class members. The settlement agreement must be approved by the Court, after notice to the purported class. As of December 31, 2015, a $1.7 million reserve was recorded related to this proceeding in the Company’s consolidated financial statements.

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company, its directors, certain of its officers and the underwriters of the Company’s initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, the Company filed a motion to dismiss the complaint and on December 10, 2015, the Court issued an Opinion and Order dismissing the complaint with prejudice. On January 5, 2016, the plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against the Company’s directors, SunEdison Inc. (“SunEdison”), and TerraForm Power (“TerraForm”), alleging that the proposed acquisition by SunEdison is unfair to the Company’s stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. On or about September 10, 2015, two purported class action lawsuits were also filed in Utah's Fourth District State Court (the "Utah Actions"), alleging similar claims to the complaints previously filed in the Delaware Chancery Court. On September 22, 2015, the Company, through counsel notified plaintiff's counsel in the Utah Actions that pursuant to the Company's Articles of Incorporation, any such derivative action was subject to exclusive jurisdiction in the Delaware Chancery Court, and accordingly, the Utah Actions should be dismissed. After a December 2015 amendment to the proposed acquisition, a new complaint was filed in the Delaware Chancery Court on January 11, 2016. The new complaint alleges breach of fiduciary duty against the Company's directors, certain officers, and SunEdison, and seeks damages on behalf of a putative class. In view of the Company’s indemnification obligation to its directors, the Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in these cases, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

On September 9, 2015, two of the Company’s customers, on behalf of themselves and a purported class, named the Company in a putative class action, Case No. BCV-15-100925(Cal. Super. Ct., Kern County), alleging violation of California Business and Professional Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint seeks: (1) rescission of their power purchase agreements along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. On October 16, 2015, the Company moved to compel arbitration of the plaintiffs’ claims pursuant to the provisions set forth in the power purchase agreements, which the Court granted and dismissed the class claims without prejudice. Plaintiffs have appealed the Court’s order. It is not possible to estimate the amount or range of potential loss, if any, at this time.

On March 8, 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which the Company was to be acquired and breached its implied covenant of good faith and fair dealing. The Company is seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. While the Company believes that SunEdison willfully breached its obligations under the Merger Agreement and that the Company’s claims have merit and are likely to succeed, the outcomes of lawsuits are inherently unpredictable.

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

17.Basic and Diluted Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income available or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock.

The following table sets forth the computation of the Company’s basic and diluted net income available (loss attributable) per share to common stockholders for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income available (loss attributable) to common stockholders	$13,080	$(28,883)	$5,638
Denominator:
Shares used in computing net income available (loss attributable) per share to common stockholders, basic	106,088	83,446	75,000
Weighted-average effect of potentially dilutive shares to purchase common stock	3,770	—	223
Shares used in computing net income available (loss attributable) per share to common stockholders, diluted	109,858	83,446	75,223
Net income available (loss attributable) per share to common stockholders
Basic	$0.12	$(0.35)	$0.08
Diluted	$0.12	$(0.35)	$0.07

As of December 31, 2015 and 2013, stock-based awards for 3.3 million and 4.4 million underlying shares of common stock were subject to performance conditions that had not yet been met. Accordingly, these performance-based stock awards were not included in the computation of diluted net income per share for the years ended December 31, 2015 and 2013. In addition, options remaining to be granted under the LTIP Pools were not included in the computation of diluted net income per share as these shares had not been granted as of December 31, 2015 and 2013. For the years ended December 31, 2015 and 2013, a de minimis number of shares were excluded from the dilutive share calculations as the effect on net income per share would have been antidilutive. For the year ended December 31, 2014, the Company incurred net losses attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for that period.

18.Segment Information

Prior to the second quarter 2015, the Company had one business activity that was focused primarily on providing service to customers in the residential market. During the second quarter of 2015, the Company closed its first C&I investment fund with plans to service customers in the C&I market. As of December 31, 2015, the C&I fund was not operational, i.e., no projects had been initiated within the fund. During the year ended December 31, 2015, the Company has aligned its operations as two reporting segments: (1) Residential and (2) C&I.

As of December 31, 2015, the Company recorded no assets related to the C&I segment. Segment loss from operations is comprised of operating unit revenue less operating expenses attributable to each operating segment. For the year ended December 31, 2015, no revenue was recognized in the C&I segment as the C&I investment fund was not operational. Operating expenses in the C&I segment included fees related to the closing of the C&I fund and costs of employees directly involved in the development of C&I. Prior to the second quarter of 2015, all reported results related to the Residential segment, and as such, no restatement of prior period segment results was necessary. Operating results by reporting segment in 2015 were as follows:

	Year Ended December 31, 2015
	Residential	C&I	Total
Revenue:
Operating leases and incentives	$61,150	$—	$61,150
Solar energy system and product sales	3,032	—	3,032
Total revenue	64,182	—	64,182
Operating expenses:
Cost of revenue—operating leases and incentives	131,213	—	131,213
Cost of revenue—solar energy system and product sales	1,762	—	1,762
Sales and marketing	47,408	670	48,078
Research and development	3,901	—	3,901
General and administrative	90,438	2,226	92,664
Amortization of intangible assets	13,172	—	13,172
Impairment of intangible assets	4,506	—	4,506
Total operating expenses	292,400	2,896	295,296
Loss from operations	$(228,218)	$(2,896)	$(231,114)

19.Subsequent Events

SunEdison Acquisition

The Company previously entered into the Merger Agreement, dated as of July 20, 2015 and amended as of December 9, 2015, by and among SunEdison, SEV Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SunEdison, and the Company, pursuant to which the Company was to have been acquired by SunEdison. The Company terminated the Merger Agreement on March 7, 2016.

On March 8, 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison alleging that SunEdison willfully breached its obligations under the Merger Agreement and breached its implied covenant of good faith and fair dealing. The Company is seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. While the Company believes that SunEdison willfully breached its obligations under the Merger Agreement and that the Company’s claims have merit and are likely to succeed, the outcomes of lawsuits are inherently unpredictable.

Term Loan Facility

On March 14, 2016, Vivint Solar Financing Holdings, LLC, one of the Company’s subsidiaries, entered into a financing agreement pursuant to which it may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by Highbridge Principal Strategies, LLC. The Company refers to such financing agreement as the “term loan facility.” The Company will initially incur $75.0 million in borrowings, one-third at closing and the remainder within 30 days of the closing date. Such initial borrowings are referred to as “Tranche A” borrowings. The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to the first anniversary of the closing date. Such subsequent borrowings, if any, are referred to as “Tranche B” borrowings. If no Tranche B borrowings are incurred, the Company must repay outstanding Tranche A borrowings in December 2016. If any Tranche B borrowings are incurred, the maturity date for all borrowings will be extended to the fourth anniversary of the closing date. If any Tranche B borrowings are incurred, the Company may not prepay any borrowings until the second anniversary of the closing date and any subsequent prepayments are subject to a fee equal to a 3.0% penalty. Borrowings under the term loan facility will be used for the construction and acquisition of solar energy systems.

Interest on the Tranche A borrowings accrues at a floating rate of LIBOR plus 5.5%; provided that if any Tranche B borrowings are incurred, the interest rate increases to a floating rate of LIBOR plus 8.0% for the entire principal amount outstanding. The term loan facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the term loan facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. Each of the parties to the term loan facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the term loan facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s subsidiaries and the parent company of the borrower and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2015, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the material weakness described below.

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

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This material weakness has not been fully remediated and as a result, for the year ended December 31, 2015, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

We continue to take steps to remediate the underlying causes of the material weakness that was reported for the year ended December 31, 2014. We have hired a number of additional financial, accounting and tax personnel. In January 2015, we hired a director of internal audit to assist us in implementing and improving our existing internal controls. In February 2015, we hired a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We continue to engage third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy.  These remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. We are working diligently on this remediation process; however, we cannot estimate how long it will take to remediate this material weakness. In addition, the remediation steps we have taken, are taking and expect to take may not effectively remediate the material weakness, in which case our internal control over financial reporting would continue to be ineffective. We cannot guarantee that we will be able to complete our remedial actions successfully. Even if we are able to complete these actions successfully, these measures may not adequately address our material weakness. In addition, it is possible that we will discover additional material weaknesses in our internal control over financial reporting or that our existing material weakness will result in additional errors in or restatements of our financial statements.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K that is found in our 2015 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders, or the 2015 Proxy Statement, is incorporated by reference to our 2015 Proxy Statement. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is found in our 2015 Proxy Statement and is incorporated here by reference to our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is found in our 2015 Proxy Statement and is incorporated here by reference to our 2015 Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issued under existing equity compensation plans (shares in thousands):

	A	B	C
Number of Securities
Remaining Available
	Number of Securities to be	Weighted-Average	for Future Issuance
	Issued Upon Exercise of	Exercise Price	Under Equity Compensation
	Outstanding Options,	of Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column A)
Equity compensation plans approved by security holders	9,277(1)	$1.36	15,649(2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,277(1)	$1.36	15,649(2)

(1) Consists of awards granted under the 2014 Equity Incentive Plan, the 2013 Omnibus Incentive Plan and an option award granted outside of the Omnibus Plan with terms substantially similar to those granted under the Omnibus Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is found in our 2015 Proxy Statement and is incorporated here by reference to our 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is found in our 2015 Proxy Statement and is incorporated here by reference to our 2015 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1.) Consolidated Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Vivint Solar, Inc.:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

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

Vivint Solar, Inc.

Date: March 14, 2016	By:	/s/ Gregory S. Butterfield
Gregory S. Butterfield
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory S. Butterfield	Chief Executive Officer and President, Director	March 14, 2016
Gregory S. Butterfield	(Principal Executive Officer)

/s/ Dana C. Russell	Chief Financial Officer and Executive Vice President	March 14, 2016
Dana C. Russell	(Principal Accounting and Financial Officer)

/s/ David F. D’Alessandro	Director	March 14, 2016
David F. D’Alessandro

/s/ Alex J. Dunn	Director	March 14, 2016
Alex J. Dunn

/s/ Bruce McEvoy	Director	March 14, 2016
Bruce McEvoy

/s/ Jay D. Pauley	Director	March 14, 2016
Jay D. Pauley

/s/ Todd R. Pedersen	Director	March 14, 2016
Todd R. Pedersen

/s/ Joseph S. Tibbetts, Jr.	Director	March 14, 2016
Joseph S. Tibbetts, Jr.

/s/ Peter F. Wallace	Director	March 14, 2016
Peter F. Wallace

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 20, 2015, by and among SunEdison, Inc., SEV Merger Sub Inc. and Vivint Solar, Inc.	8-K	001-36642	2.1	July 22, 2015
2.2	Amendment to the Agreement and Plan of Merger, dated as of December 9, 2015, by and among SunEdison, Inc., SEV Merger Sub Inc. and Vivint Solar, Inc.	8-K	001-36642	2.1	December 9, 2015
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36642	3.1	November 12, 2014
3.2	Amended and Restated Bylaws of the Company	10-Q	001-36642	3.2	November 12, 2014
4.1	Registration Rights Agreement by and among the Company and the investors named therein, dated October 6, 2014	10-K	001-36642	4.1	March 13, 2015
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-198372	10.1	August 26, 2014
10.2+	2013 Omnibus Incentive Plan, as amended	S-1	333-198372	10.2	August 26, 2014
10.3	Form of Stock Option Agreement under the 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	November 12, 2014
10.4+	2014 Equity Incentive Plan	S-1/A	333-198372	10.3	September 18, 2014
10.5	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.15	November 12, 2014
10.6	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.16	November 12, 2014
10.7+	Amended and Restated 2013 Long-Term Incentive Pool Plan for District Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4A	August 26, 2014
10.8+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Operations Leaders, and forms of agreements thereunder	S-1	333-198372	10.4B	August 26, 2014
10.9+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Recruiting Regional Sales Managers, and forms of agreements thereunder	10-K	001-36642	10.9	March 13, 2015
10.10+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Managers (Technicians), and forms of agreements thereunder	S-1	333-198372	10.4D	August 26, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.11+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4E	August 26, 2014
10.12+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4F	August 26, 2014
10.13+	Form of 313 Acquisition LLC Unit Plan	S-1/A	333-198372	10.5	September 18, 2014
10.14+	Executive Incentive Compensation Plan, and forms of agreements thereunder	S-1	333-198372	10.6	August 26, 2014
10.15+	Form of Involuntary Termination Protection Agreement between the Company and certain of its officers	S-1	333-198372	10.7	August 26, 2014
10.16+	Letter Agreement, dated August 28, 2014, with Gregory S. Butterfield	S-1/A	333-198372	10.8	September 18, 2014
10.17+	Letter Agreement, dated August 28, 2014, with Dana C. Russell	10-K	001-36642	10.17	March 13, 2015
10.18+	Letter Agreement, dated August 28, 2014, with Shawn J. Lindquist	10-K	001-36642	10.18	March 13, 2015
10.19	Subordinated Note and Loan Agreement between the Company and APX Group, Inc., dated December 27, 2012	S-1	333-198372	10.11	August 26, 2014
10.20	First Amendment to Note and Loan Agreement between the Company and APX Group, Inc., dated July 26, 2013	S-1	333-198372	10.11A	August 26, 2014
10.21	Amended and Restated Subordinated Note and Loan Agreement between the Company and APX Parent Holdco, Inc., dated January 20, 2014	S-1	333-198372	10.12	August 26, 2014
10.22	First Amendment to Amended and Restated Subordinated Note and Loan Agreement between the Company and APX Parent Holdco, Inc., dated April 25, 2014	S-1	333-198372	10.12A	August 26, 2014
10.23†	Credit Agreement between the Company, as a guarantor, Vivint Solar Holdings, Inc., as the borrower, and Bank of America, N.A. as administrative agent, collateral agent and lender, dated May 1, 2014	S-1	333-198372	10.13	August 26, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.24†	Credit Agreement among Vivint Solar, Inc., as Borrower, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent, and Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Barclays Bank plc, Citibank, N.A. and Morgan Stanley Senior Funding, Inc., as Joint Lead Arrangers and Joint Bookrunners, dated March 3, 2015	10-Q	001-36642	10.1	May 14, 2015
10.25	Stockholders Agreement by and among the Company and other parties thereto, dated October 6, 2014	10-K	001-36642	10.24	March 13, 2015
10.26	Master Intercompany Framework Agreement between the Company and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.1	November 12, 2014
10.27	Transition Services Agreement between the Company and Vivint, Inc., September 30, 2014	10-Q	001-36642	10.2	November 12, 2014
10.28	Non-Competition Agreement between the Company and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.3	November 12, 2014
10.29	Product Development and Supply Agreement between Vivint Solar Developer, LLC and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.4	November 12, 2014
10.30	Marketing and Customer Relations Agreement between Vivint Solar Developer, LLC and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.5	November 12, 2014
10.31	Trademark Assignment Agreement between Vivint Solar Licensing LLC and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.6	November 12, 2014
10.32	Trademark Assignment Agreement between the Company and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.7	November 12, 2014
10.33	Termination Agreement (Turnkey Full-Service Sublease Agreement) between Vivint Solar Holdings, Inc., and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.8	November 12, 2014
10.34	Bill of Sale and Assignment between the Company and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.9	November 12, 2014
10.35	Limited Liability Company Agreement of Vivint Solar Licensing, LLC, between the Company and Vivint, Inc., dated September 30, 2014	10-Q	001-36642	10.10	November 12, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.36	Trademark License Agreement between the Company and Vivint Solar Licensing, LLC, dated September 30, 2014	10-Q	001-36642	10.11	November 12, 2014
10.37	Engagement Letter between the Company and Blackstone Advisory Partners L.P. dated as of May 30, 2014	S-1	333-198372	10.25	August 26, 2014
10.38	Lease Agreement between the Company and Thanksgiving Park Five, LLC dated as of May 5, 2014	S-1	333-198372	10.26	August 26, 2014
10.39	Sublease Agreement between the Company, Thanksgiving Park LLC and Durham Jones & Pinegar, P.C., dated as of May 19, 2014	S-1	333-198372	10.27	August 26, 2014
10.40	Canyon Park Technology Center Office Building Lease Agreement between the Company and TCU-Canyon Park, LLC	S-1	333-198372	10.28	August 26, 2014
10.41†	Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C., dated as of July 16, 2013	S-1/A	333-198372	10.29	September 18, 2014
10.42†

First Amendment to the Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C., dated as of September 12, 2013

		S-1/A	333-198372	10.29A	September 18, 2014
10.43

Second Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C., dated as of August 31, 2013

		S-1	333-198372	10.29B	September 18, 2014
10.44†	Third Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC between Vivint Solar Mia Manager, LLC and Blackstone Holdings I, L.P., dated April 15, 2015	10-Q	001-36642	10.2	May 14, 2015
10.45†	Development, EPC and Purchase Agreement by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC, dated as of July 16, 2013	S-1/A	333-198372	10.30	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.46

First Amendment to Development, EPC and Purchase Agreement by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC, dated as of January 13, 2014

		S-1/A	333-198372	10.30A	September 18, 2014
10.47	Second Amendment to Development, EPC and Purchase Agreement by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC dated as of April 25, 2014	S-1/A	333-198372	10.30B	September 18, 2014
10.48	Third Amendment to Development, EPC and Purchase Agreement, between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Mia Project Company, LLC, dated April 15, 2015	10-Q	001-36642	10.4	May 14, 2015
10.49	Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC, dated as of July 16, 2013	S-1/A	333-198372	10.31	September 18, 2014
10.50	First Amendment to Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC, dated April 15, 2015	10-Q	001-36642	10.3	May 14, 2015
10.51	Guaranty by the Company in favor of Blackstone Holdings Finance Co. L.L.C. and Vivint Solar Mia Project Company, LLC, dated as of July 16, 2013	S-1	333-198372	10.32	September 18, 2014
10.52†	Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation, dated as of November 5, 2013	S-1/A	333-198372	10.33	September 18, 2014
10.53†	First Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation, dated as of January 13, 2014	S-1/A	333-198372	10.33A	September 18, 2014
10.54	Second Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation, dated April 15, 2015	10-Q	001-36642	10.5	May 14, 2015

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.55†	Development, EPC and Purchase Agreement by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC, dated as of November 5, 2013	S-1/A	333-198372	10.34	September 18, 2014
10.56

First Amendment to Development, EPC and Purchase Agreement by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC, dated as of January 13, 2014

		S-1/A	333-198372	10.34A	September 18, 2014
10.57†

Second Amendment to Development, EPC and Purchase Agreement by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC, dated as of February 13, 2014

		S-1/A	333-198372	10.34B	September 18, 2014
10.58	Third Amendment to Development, EPC and Purchase Agreement, between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Aaliyah Project Company, LLC, dated April 15, 2015	10-Q	001-36642	10.7	May 14, 2015
10.59	Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC, dated as of November 5, 2013	S-1/A	333-198372	10.35	September 18, 2014
10.60	First Amendment to Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC, dated April 15, 2015	10-Q	001-36642	10.6	May 14, 2015
10.61	Guaranty by Vivint Solar, Inc. in favor of Stoneco IV Corporation, LLC and Vivint Solar Aaliyah Project Company, LLC, dated November 5, 2013	S-1	333-198372	10.36	September 18, 2014
10.62†	Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I L.P., dated as of February 13, 2014	S-1/A	333-198372	10.37	September 18, 2014
10.63	First Amendment to Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I, L.P., dated April 15, 2015\	10-Q	001-36642	10.8	May 14, 2015

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.64†	Development, EPC and Purchase Agreement by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Rebecca Project Company, LLC, dated as of February 13, 2014	S-1/A	333-198372	10.38	September 18, 2014
10.65	First Amendment to Development, EPC and Purchase Agreement, between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC, dated April 15, 2015	10-Q	001-36642	10.10	May 14, 2015
10.66	Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC, dated as of February 13, 2014	S-1/A	333-198372	10.39	September 18, 2014
10.67	First Amendment to Maintenance Services Agreement between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC, dated April 15, 2015	10-Q	001-36642	10.9	May 14, 2015
10.68	Guaranty by Vivint Solar, Inc. in favor of Blackstone Holdings I L.P. and Vivint Solar Rebecca Project Company, LLC, dated as of February 13, 2014	S-1	333-198372	10.40	September 18, 2014
10.69	Subscription Agreement between the Company and 313 Acquisition LLC, dated August 14, 2014	S-1	333-198372	10.41	September 18, 2014
10.70	Subscription Agreement between the Company and the investors named therein, dated September 3, 2014	S-1/A	333-198372	10.43	September 18, 2014
10.71†*	Loan Agreement, among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014
10.72†	Collateral Agency and Depositary Agreement among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014	S-1/A	333-198372	10.45	September 18, 2014
10.73†	Pledge and Security Agreement among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein, dated as of September 12, 2014	S-1/A	333-198372	10.46	September 18, 2014
10.74	Lease Termination Agreement between the Company and Thanksgiving Park Five, LLC, dated September 15, 2014	S-1/A	333-198372	10.47	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.75	Lease Agreement between the Company and T-Stat One, LLC, dated August 12, 2014	S-1/A	333-198372	10.48	September 18, 2014
10.76	Amended and Restated Voting Agreement, dated as of December 9, 2015, by and among SunEdison, Inc., SEV Merger Sub Inc. and 313 Acquisition LLC	8-K	001-36642	10.1	December 9, 2015
10.77	Lock-Up Agreement, dated as of July 20, 2015, by 313 Acquisition LLC	8-K	001-36642	10.2	July 22, 2015
10.78	Letter Agreement, dated as of July 20, 2015, between SunEdison, Inc., Vivint, Inc. and Vivint Solar, Inc.	8-K	001-36642	10.3	July 22, 2015
10.79	Letter Agreement, dated as of July 19, 2015, between Gregory S. Butterfield and Vivint Solar, Inc.	10-Q	001-36642	10.4	November 16, 2015
10.80	Letter Agreement, dated as of July 19, 2015, between Dana Russell and Vivint Solar, Inc.	10-Q	001-36642	10.4	November 16, 2015
21.1*	List of subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
24.1*	Powers of Attorney (contained on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Legend:
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Filed herewith.