Form 10-Q
period 2016-03-31
Vivint Solar, Inc.
filed 2016-05-10
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36642

VIVINT SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5605880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1850 West Ashton Blvd.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 2, 2016, 107,180,606 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,164	$92,213
Accounts receivable, net	7,025	3,636
Inventories	1,530	631
Prepaid expenses and other current assets	20,043	17,078
Total current assets	115,762	113,558
Restricted cash and cash equivalents	17,648	15,035
Solar energy systems, net	1,200,322	1,102,157
Property and equipment, net	51,202	48,168
Intangible assets, net	2,056	2,031
Goodwill	—	36,601
Prepaid tax asset, net	319,493	277,496
Other non-current assets, net	14,591	14,024
TOTAL ASSETS(1)	$1,721,074	$1,609,070
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$47,719	$49,986
Accounts payable—related party	886	1,905
Distributions payable to non-controlling interests and redeemable non-controlling interests	4,823	11,347
Accrued compensation	19,459	13,758
Current portion of deferred revenue	8,260	4,968
Current portion of capital lease obligation	5,742	5,489
Accrued and other current liabilities	28,255	29,017
Total current liabilities	115,144	116,470
Capital lease obligation, net of current portion	9,467	10,055
Long-term debt	500,032	415,850
Deferred tax liability, net	260,404	216,033
Deferred revenue, net of current portion	41,070	43,304
Other non-current liabilities	30,378	28,565
Total liabilities(1)	956,495	830,277
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	156,198	169,541
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 106,734 shares issued and outstanding as of March 31, 2016; 1,000,000 authorized, 106,576 shares issued and outstanding as of December 31, 2015	1,067	1,066
Additional paid-in capital	531,877	530,646
Accumulated deficit	(43,988)	(12,769)
Total stockholders' equity	488,956	518,943
Non-controlling interests	119,425	90,309
Total equity	608,381	609,252
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$1,721,074	$1,609,070

(1)

The Company’s assets as of March 31, 2016 and December 31, 2015 include $1,121.2 million and $1,005.8 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,104.5 million and $990.6 million as of March 31, 2016 and December 31, 2015; cash and cash equivalents of $9.4 million and $12.0 million as of March 31, 2016 and December 31, 2015; accounts receivable, net, of $6.0 million and $3.1 million as of March 31, 2016 and December 31, 2015; other non-current assets, net of $1.0 million and a de minimis amount as of March 31, 2016 and December 31, 2015; and prepaid expenses and other current assets of $0.3 million and $0.1 million as of March 31, 2016 and December 31, 2015. The Company’s liabilities as of March 31, 2016 and December 31, 2015 included $59.8 million and $66.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $4.8 million and $11.3 million as of March 31, 2016 and December 31, 2015; deferred revenue of $47.8 million and $47.9 million as of March 31, 2016 and December 31, 2015; accrued and other current liabilities of $4.7 million and $3.9 million as of March 31, 2016 and December 31, 2015; and other non-current liabilities of $2.4 million and $3.3 million as of March 31, 2016 and December 31, 2015. For further information see Note 10—Investment Funds.

See accompanying notes to condensed consolidated financial statements

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Operating leases and incentives	$16,578	$8,580
Solar energy system and product sales	652	965
Total revenue	17,230	9,545
Operating expenses:
Cost of revenue—operating leases and incentives	37,760	23,880
Cost of revenue—solar energy system and product sales	422	438
Sales and marketing	12,648	6,433
Research and development	1,232	582
General and administrative	22,920	18,630
Amortization of intangible assets	265	3,763
Impairment of goodwill and intangible assets	36,601	4,506
Total operating expenses	111,848	58,232
Loss from operations	(94,618)	(48,687)
Interest expense	5,765	2,127
Other expense	30	313
Loss before income taxes	(100,413)	(51,127)
Income tax expense	5,149	8,848
Net loss	(105,562)	(59,975)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(74,343)	(72,124)
Net (loss attributable) income available to common stockholders	$(31,219)	$12,149
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.29)	$0.12
Diluted	$(0.29)	$0.11
Weighted-average shares used in computing net (loss attributable) income available per share to common stockholders:
Basic	106,619	105,303
Diluted	106,619	109,051

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,562)	$(59,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,103	4,208
Amortization of intangible assets	265	3,763
Impairment of goodwill and intangible assets	36,601	4,506
Deferred income taxes	44,371	17,024
Stock-based compensation	1,625	2,707
Loss on removal of solar energy systems and property and equipment	444	—
Non-cash interest and other expense	1,430	795
Reduction in lease pass-through financing obligation	(438)	—
Excess tax effects from stock-based compensation	(393)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,389)	(1,537)
Inventories	(899)	2
Prepaid expenses and other current assets	(2,142)	(224)
Prepaid tax asset, net	(41,997)	(36,437)
Other non-current assets, net	(1,707)	96
Accounts payable	(455)	29
Accounts payable—related party	(1,019)	(308)
Accrued compensation	4,330	(469)
Deferred revenue	1,058	1,489
Accrued and other current liabilities	(1,715)	20,271
Net cash used in operating activities	(60,489)	(44,060)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(106,697)	(108,185)
Payments for property and equipment	(1,392)	(1,176)
Change in restricted cash and cash equivalents	(2,613)	(5,644)
Purchase of intangible assets	(291)	(22)
Net cash used in investing activities	(110,993)	(115,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	89,986	81,218
Distributions paid to non-controlling interests and redeemable non-controlling interests	(6,394)	(2,365)
Proceeds from long-term debt	94,502	17,500
Payments on long-term debt	(4,150)	—
Payments for debt issuance costs	(6,230)	(3,078)
Proceeds from lease pass-through financing obligation	281	—
Principal payments on capital lease obligations	(1,562)	(1,013)
Payments for deferred offering costs	—	(589)
Net cash provided by financing activities	166,433	91,673
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,049)	(67,414)
CASH AND CASH EQUIVALENTS—Beginning of period	92,213	261,649
CASH AND CASH EQUIVALENTS—End of period	$87,164	$194,235
NONCASH INVESTING AND FINANCING ACTIVITIES:
Property acquired under build-to-suit agreements	$2,896	$2,909
Vehicles acquired under capital leases	$1,346	$1,280
Receivable for tax credit recorded as a reduction to solar energy system costs	$820	$635
Costs of solar energy systems included in changes in accounts payable, accrued compensation and other accrued liabilities	$(598)	$15,277
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(6,524)	$382

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. was incorporated as a Delaware corporation on August 12, 2011. Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company commenced operations in May 2011.

The Company primarily offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements and solar energy system leases. The Company enters into these long-term customer contracts primarily through a sales organization that uses a direct-to-home sales model. The long-term customer contracts are typically for 20 years and require the customer to make monthly payments to the Company. The Company also offers customers the option to purchase solar energy systems. Additionally, the Company offers solar energy systems to commercial and industrial (“C&I”) customers through long-term customer contracts.

The Company has formed various investment funds and entered into long-term debt facilities to monetize the recurring customer payments under its long-term customer contracts and the investment tax credits, accelerated tax depreciation and other incentives associated with residential solar energy systems. The Company uses the cash received from the investment funds, long-term debt facilities and cash generated from operations to finance a portion of the Company’s variable and fixed costs associated with installing the residential solar energy systems under long-term customer contracts. The obligations of the Company are in no event obligations of the investment funds.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 14, 2016. The unaudited condensed consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other interim period or other future year.

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

Comprehensive (Loss) Income

As the Company has no other comprehensive income or loss, comprehensive (loss) income is the same as net (loss attributable) income available to common stockholders for all periods presented.

Debt Issuance Costs

During the three months ended March 31, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt obligation. ASU 2015-15 further clarified that this treatment is not required to be applied to revolving line-of-credit arrangements. The Company applied ASU 2015-03 on a retrospective basis; however, the Company’s long-term debt in all prior periods presented was comprised of revolving line-of-credit arrangements. As such, there is no change to the Company’s prior period condensed consolidated balance sheet. In 2016, the Company entered into term loan facilities that are presented net of debt issuance costs.

Intangible Assets – Internal-Use Software

During the three months ended March 31, 2016, the Company adopted ASU 2015-05, which requires that if a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The Company adopted this update prospectively, which did not have a significant impact on the Company’s condensed consolidated financial statements in the current period.

Other Changes

During the three months ended March 31, 2016, there have been no other changes to the Company’s significant accounting policies as described in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and in March 2016 issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Both of these updates clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers. The Company is evaluating the impact that these updates will have on its consolidated financial statements. Additionally, ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, defers the effective date of ASU 2014-09 for one year, and the standard is now effective for the Company on January 1, 2018, with early adoption available on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating which transition method to use and does not expect the update to have a significant impact on its consolidated financial statements and related disclosures based on its current business model.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 for public business entities and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact this update will have on its share-based payment accounting and consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. The Company has operating leases that will be affected by this update and is evaluating the impact on its consolidated financial statements and disclosures. The Company expects to apply the update upon its effectiveness in the first quarter of 2019.

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

	March 31, 2016
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

The carrying amounts of certain financial instruments of the Company, consisting of cash and cash equivalents excluding time deposits, accounts receivable, accounts payable, accounts payable—related party and distributions payable to redeemable non-controlling interests (all Level I) approximate fair value due to their relatively short maturities. Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s outstanding principal balance of long-term debt is carried at cost and was $506.2 million and $415.9 million as of March 31, 2016 and December 31, 2015. The Company estimated the fair values of long-term debt to approximate its carrying values as interest accrues at floating rates based on market rates. The Company did not realize gains or losses related to financial assets for any of the periods presented.

4.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
System equipment costs	$994,179	$893,088
Initial direct costs related to solar energy systems	194,741	171,081
	1,188,920	1,064,169
Less: Accumulated depreciation and amortization	(40,821)	(32,505)
	1,148,099	1,031,664
Solar energy system inventory	52,223	70,493
Solar energy systems, net	$1,200,322	$1,102,157

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $8.3 million and $3.8 million for the three months ended March 31, 2016 and 2015.

5.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	March 31,	December 31,
	Useful Lives	2016	2015
Vehicles acquired under capital leases	3 years	$23,601	$24,149
Furniture and computer and other equipment	3 years	7,122	6,524
Leasehold improvements	1-3 years	4,863	4,116
		35,586	34,789
Less: Accumulated depreciation and amortization		(12,840)	(12,181)
		22,746	22,608
Build-to-suit lease asset under construction		28,456	25,560
Property and equipment, net		$51,202	$48,168

The Company recorded depreciation and amortization related to property and equipment of $2.4 million and $1.6 million for the three months ended March 31, 2016 and 2015.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $1.7 million and $1.1 million was capitalized in solar energy systems, net for the three months ended March 31, 2016 and 2015.

Because of its involvement in certain aspects of the construction of a new headquarters building in Lehi, UT, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit asset of $28.5 million and $25.6 million as of March 31, 2016 and December 31, 2015. See Note 15—Commitments and Contingencies.

6.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Cost:
Internal-use software	$1,605	$1,591
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,492	2,478
Accumulated amortization:
Internal-use software	(178)	(219)
Developed technology	(142)	(126)
Trademarks/trade names	(44)	(39)
Customer relationships	(72)	(63)
Total accumulated amortization	(436)	(447)
Total intangible assets, net	$2,056	$2,031

The Company recorded amortization expense of $0.3 million and $3.8 million for the three months ended March 31, 2016 and 2015, which was included in amortization of intangible assets in the condensed consolidated statements of operations. An internal-use software asset of $0.3 million reached the end of its useful life during the three months ended March 31, 2016 and was removed from cost and accumulated amortization.

In February 2015, the Company decided to discontinue the external sales of two Vivint Solar Labs products: the SunEye and PV Designer. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. In-process research and development, which was intended to generate Vivint Solar Labs product sales in the residential market, was discontinued and deemed fully impaired resulting in a charge of $2.1 million. Certain trade names that will no longer be utilized were deemed fully impaired resulting in a charge of $1.3 million. The SunEye and PV Designer developed technology assets were deemed fully impaired resulting in a charge of $0.7 million. Customer relationships were deemed partially impaired by $0.4 million due to the loss of external customers who purchased the discontinued products. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the three months ended March 31, 2015.

Goodwill Impairment

Annual Goodwill Impairment Test

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. As of December 31, 2015, the Company consisted of two operating segments: (1) Residential and (2) C&I. As the C&I business was created in 2015 by the Company, and not acquired, and the Company’s goodwill was recorded prior to 2015, all goodwill remains with the Residential operating segment. As such, the Company’s impairment test is based on a single operating segment and reporting unit structure.

The Company performs its goodwill impairment test annually or whenever events or circumstances change that would indicate that goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the qualitative step is not passed, the Company performs a two-step impairment test whereby in the first step, the Company must compare the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying value of the goodwill. Any excess of the goodwill carrying value over the implied fair value is recognized as an impairment loss.

Based on the results of the annual goodwill impairment analysis in the fourth quarter of 2015, the Company determined the two-step test was not necessary based on its qualitative assessments and concluded that it was more likely than not that the fair value of its Residential reporting unit was greater than its respective carrying value as of October 1, 2015 and 2014.

Goodwill Impairment Test as of March 31, 2016

In conjunction with the acquisition by SunEdison failing to occur, the Company’s market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. The Company considered this significant decrease in market capitalization to be an indicator of impairment and the Company performed a step one test for potential impairment as of March 31, 2016.

The step one analysis resulted in the Company concluding that the carrying book value of its Residential reporting unit was higher than the business unit’s fair value. Because the Residential reporting unit failed the step one test, the Company was required to perform the step two test, which utilizes a notional purchase price allocation using the estimated fair value from step one as the purchase price to determine the implied value of the reporting unit’s goodwill. The completion of the step two test resulted in the determination that the $36.6 million of the Residential reporting unit’s goodwill was fully impaired. The $36.6 million impairment charge is shown in the line item impairment of goodwill and intangible assets in the Company’s consolidated statements of operations.

In performing step one of the goodwill impairment test, it was necessary to determine the fair value of the Residential reporting segment. The fair value of the reporting unit was estimated using a discounted cash flow methodology (“DCF”). The market analysis included looking at the valuations of comparable public companies, as well as recent acquisitions of comparable companies.

Two key inputs to the DCF analysis were the future cash flow projection and the discount rate. The Company used a 30-year future cash flow projection, based on the Company’s long-range forecast of current customer contracts and an estimate of customer renewals of 90% subsequent to the 20-year customer contract period, discounted to present value.

The discount rate was determined by estimating the reporting unit’s weighted average cost of capital, reflecting the nature of the reporting unit and the perceived risk of the underlying cash flows. In its DCF methodology, the Company used a 7.25% discount rate for the cash flows related to current customer contracts and a 9.25% discount rate for the estimated cash flows from customer renewals subsequent to the 20-year customer contract period. A higher discount rate was used for the estimated customer renewals due to the increased subjectivity of this cash flow stream. If the Company had varied the discount rates by 1.0%, it would not have impacted the ultimate results of the step one test. The excess of the carrying value over the fair value of the Residential reporting unit was approximately 15%.

Because the Residential reporting unit failed the step one test, the Company was required to perform the step two test, which utilizes a purchase price allocation using the estimated fair value from step one as the purchase price to determine the implied value of the reporting unit’s goodwill. The step two test involves allocating the fair value of the Residential reporting unit to all of its assets and liabilities on a fair value basis, with the excess amount representing the implied value of goodwill. As part of this process the fair value of the reporting unit’s identifiable assets was determined. The fair values of these assets were determined primarily through the use of the DCF method if the fair value was estimated to differ materially from book value. After determining the fair value of the reporting unit’s assets and liabilities and allocating the fair value of the Residential reporting unit to those assets and liabilities, it was determined that there was no implied value of goodwill. The carrying value of the reporting unit’s goodwill was $36.6 million, which resulted in the impairment charge of $36.6 million, which was recorded in impairment of goodwill and intangible assets in the condensed consolidated statements of operations.

7.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll	$11,828	$6,918
Accrued commissions	7,631	6,840
Total accrued compensation	$19,459	$13,758

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued professional fees	$5,820	$7,918
Current portion of lease pass-through financing obligation	4,662	3,835
Accrued unused commitment fees and interest	3,690	1,014
Sales and use tax payable	3,319	3,524
Accrued litigation settlements	1,855	1,790
Income tax payable	1,308	6,169
Deferred rent	1,039	1,064
Other accrued expenses	6,562	3,703
Total accrued and other current liabilities	$28,255	$29,017

9.	Debt Obligations

Debt obligations consisted of the following (in thousands):

	March 31, 2016
		Unamortized
	Principal	Debt Issuance
	Borrowings	Costs		Net Balance
Revolving lines of credit
Aggregation credit facility	$338,500	$—	(1)	$338,500
Working capital credit facility	142,600	—	(1)	142,600
Term loan facility	25,000	5,992		19,008
Credit agreement	102	178		(76)
Total debt	$506,202	$6,170		$500,032

	December 31, 2015
		Unamortized
	Principal	Debt Issuance
	Borrowings	Costs		Net Balance
Aggregation credit facility	$269,100	$—	(1)	$269,100
Working capital credit facility	146,750	—	(1)	146,750
Total debt	$415,850	$—		$415,850

(1) Revolving lines of credit are not presented net of unamortized debt issuance costs. See Note 2—Summary of Significant Accounting Policies.

Term Loan Facility

In March 2016, Vivint Solar Financing Holdings, LLC, one of the Company’s subsidiaries, entered into a financing agreement pursuant to which it may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by Highbridge Principal Strategies, LLC. The Company refers to such financing agreement as the “term loan facility.” The initial $75.0 million in borrowings are referred to as “Tranche A” borrowings. As of March 31, 2016, the Company had incurred an aggregate of $25.0 million of the Tranche A borrowings and incurred the remaining Tranche A borrowings in the second quarter of 2016.  The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to the first anniversary of the closing date. Such subsequent borrowings, if any, are referred to as “Tranche B” borrowings. If no Tranche B borrowings are incurred, the Company must repay outstanding Tranche A borrowings in December 2016. If any Tranche B borrowings are incurred, the maturity date for all borrowings will be extended to the fourth anniversary of the closing date. If any Tranche B borrowings are incurred, the Company may not prepay any borrowings until the second anniversary of the closing date and any subsequent prepayments of principal are subject to a fee equal to 3.0%. Borrowings under the term loan facility will be used for the construction and acquisition of solar energy systems.  The remaining borrowing capacity was $175.0 million as of March 31, 2016.

Interest on the Tranche A borrowings accrues at a floating rate of LIBOR plus 5.5%, provided that if any Tranche B borrowings are incurred, the interest rate increases to a floating rate of LIBOR plus 8.0% for the entire principal amount outstanding. The term loan facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the term loan facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. Each of the parties to the term loan facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the term loan facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s subsidiaries and the parent company of the borrower and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Interest expense for the term loan facility was approximately $0.2 million for the three months ended March 31, 2016. No interest expense was recorded for the three months ended March 31, 2015. A $1.3 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the term loan facility.

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

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of March 31, 2016, the Company was in compliance with such covenants. As of March 31, 2016, the Company has not entered into any interest rate hedges, which the Company is required to obtain by September 13, 2016.

As of March 31, 2016, the Company had incurred an aggregate of $338.5 million in borrowings under the Aggregation Facility. The remaining borrowing capacity was $36.5 million as of March 31, 2016. However, the Company does not have immediate access to the full remaining $36.5 million balance as future borrowings are dependent on when it has solar energy system revenue to collateralize the borrowings.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $4.0 million and $2.1 million for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the current portion of debt issuance costs of $4.0 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $3.9 million was recorded in other non-current assets, net in the consolidated balance sheet. In addition, a $6.3 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Working Capital Credit Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. As of March 31, 2016, the Company had incurred an aggregate of $142.6 million in borrowings under the Working Capital Facility. Further, the Company established letters of credit under the Working Capital Facility for up to $7.4 million related to insurance contracts. As such, there was no remaining borrowing capacity available as of March 31, 2016.

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

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of March 31, 2016, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $1.5 million and de minimis for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the current portion of debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $1.6 million was recorded in other non-current assets, net in the consolidated balance sheet.

Credit Agreement

In February 2016, a subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) pursuant to which Goldman Sachs, through GSUIG Real Estate Member LLC, committed to lend an aggregate principal amount of $3.0 million. Proceeds from the Credit Agreement are to be used for the deployment of certain solar energy systems. Quarterly payments of principal and interest are due over a seven year term. The seven year term begins after the final completion date of the underlying solar energy systems. Interest accrues on borrowings at a rate of 6.50%. As of March 31, 2016, the Company had received $0.1 million in loan proceeds from the Credit Agreement. Because these borrowings were incurred, the Company netted the $0.2 million in debt issuance costs incurred against the principal balance in long-term debt in the condensed consolidated balance sheet as of March 31, 2016. The repayment term had not yet begun as of March 31, 2016. Interest expense under the Credit Agreement was de minimis for the three months ended March 31, 2016. No interest expense was recorded for the three months ended March 31, 2015.

Interest Expense and Amortization of Debt Issuance Costs

For the three months ended March 31, 2016 and 2015, total interest expense incurred under all debt obligations was $5.7 million and $2.1 million, of which $1.2 million and $0.8 million was amortization of debt issuance costs.

10.	Investment Funds

As of March 31, 2016, the Company had formed 17 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,374	$12,014
Accounts receivable, net	5,988	3,063
Prepaid expenses and other current assets	318	121
Total current assets	15,680	15,198
Solar energy systems, net	1,104,451	990,609
Other non-current assets, net	1,029	18
Total assets	$1,121,160	$1,005,825
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$4,823	$11,347
Current portion of deferred revenue	7,038	4,824
Accrued and other current liabilities	4,694	3,869
Total current liabilities	16,555	20,040
Deferred revenue, net of current portion	40,790	43,094
Other non-current liabilities	2,437	3,283
Total liabilities	$59,782	$66,417

Residential Investment Funds

As of March 31, 2016, the Company had formed 16 residential investment funds. Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of March 31, 2016 and December 31, 2015, the cumulative total of contributions into the VIEs by all investors was $862.9 million and $773.0 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods.

C&I Investment Fund

In May 2015, a wholly owned subsidiary of the Company entered into a C&I investment fund arrangement with a fund investor. The fund was not operational, i.e., no projects had been initiated within the fund as of March 31, 2016, and as such, the Company did not have any assets or liabilities associated with the fund. The total available committed capital under the fund is $150.0 million, which must be utilized by the Company in 2016 based on the current fund agreement. If the investor’s commitment is not utilized, the Company may incur financial penalties for non-performance up to $3.0 million primarily due to delays in project approval and solar energy systems being interconnected to the power grid. As of March 31, 2016, the Company had accrued a non-performance fee of $2.1 million payable to the C&I fund investor.

Lease Pass-Through Financing Obligation

In July 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributes solar energy systems and the investor contributes cash. The net carrying value of the related solar energy systems was $64.4 million and $64.7 million as of March 31, 2016 and December 31, 2015.

Under the arrangement, the fund investor makes a large upfront payment to the Company’s subsidiary and subsequent periodic payments. The Company allocates a portion of the aggregate payments received from the fund investor to the estimated fair value of assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investor. The Company’s subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, the Company recognizes revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The unrecognized revenue allocated to ITCs is recorded as deferred revenue in the condensed consolidated balance sheets.

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

As of March 31, 2016 and December 31, 2015, the Company had recorded financing liabilities of $47.2 million and $47.3 million related to this fund arrangement as deferred revenue in its condensed consolidated balance sheets.

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

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. As discussed in “C&I Investment Fund” above, the Company accrued an estimated $2.1 million non-performance fee as of March 31, 2016. As of December 31, 2015, the Company had accrued $5.2 million in distributions to reimburse fund investors a portion of their capital contributions in order to true-up the investors’ expected rate of return primarily due to delays in solar energy systems being interconnected to the power grid. During the three months ended March 31, 2016, the Company amended one of the investment funds agreements to extend the solar energy system interconnection period and, as such, released the accrued distribution. A de minimis amount was reimbursed to fund investors during the period.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of March 31, 2016 and December 31, 2015, which is classified as restricted cash and cash equivalents on the condensed consolidated balance sheets.

11.Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	March 31,	December 31,
	2016	2015
Shares available for grant under equity incentive plans	16,378	12,267
Stock options issued and outstanding	9,277	9,277
Long-term incentive plan	3,382	3,382
Restricted stock units issued and outstanding	924	930
Total	29,961	25,856

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2015	$169,541
Contributions from redeemable non-controlling interests	27,324
Distributions to redeemable non-controlling interests	(1,949)
Net loss	(38,718)
Balance as of March 31, 2016	$156,198

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2015	$518,943	$90,309	$609,252
Stock-based compensation expense	1,625	—	1,625
Excess tax effects from stock-based compensation	(393)	—	(393)
Contributions from non-controlling interests	—	62,662	62,662
Distributions to non-controlling interests	—	2,079	2,079
Net loss	(31,219)	(35,625)	(66,844)
Balance as of March 31, 2016	$488,956	$119,425	$608,381

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

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying values of redeemable non-controlling interests at March 31, 2016 and December 31, 2015 were greater than the redemption values.

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

As of March 31, 2016, a total of 17.4 million shares of common stock are reserved for issuance under the 2014 plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available for issuance under the 2014 Plan is subject to an annual increase on the first day of each year, equal to the least of 8.8 million shares, 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and an amount of shares as determined by the Company. In accordance with the annual increase, an additional 4.3 million shares were reserved for issuance at the beginning of 2016 under the 2014 Plan.

As of March 31, 2016, there were 0.1 million time-based stock options, 0.7 million restricted stock units (“RSUs”), and 0.2 million performance share units (“PSUs”) outstanding under the 2014 Plan. The time-based options are subject to ratable time-based vesting over four years. The RSUs are subject to ratable time-based vesting over one to four years. The PSUs vest quarterly over one to four years subject to individual participants’ achievement of quarterly performance goals.

2013 Omnibus Incentive Plan; Non-plan Option Grant

In July 2013, the Company adopted the 2013 Omnibus Incentive Plan (the “Omnibus Plan”), which was terminated in connection with the adoption of the 2014 Plan in September 2014, and accordingly no additional shares are available for grant under the Omnibus Plan. The Omnibus Plan will continue to govern outstanding awards granted under the plan. In August 2013, the Company granted an option to purchase 0.6 million shares of common stock outside of the Omnibus Plan; however the provisions of this option were substantially similar to those of the options granted pursuant to the Omnibus Plan.

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

In April 2015, 0.6 million shares of common stock were awarded to participants under the LTIP. As of March 31, 2016, 3.4 million shares remained outstanding, as 0.1 million shares represented the exercise price that were returned to the 2014 Plan.

Stock Options

Stock Option Activity

Stock options are granted under the 2014 Plan and Omnibus Plan as described above. Stock option activity for the three months ended March 31, 2016 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2015	9,277	$1.36		$76,488
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding—March 31, 2016	9,277	$1.36	7.6	$13,688
Options vested and exercisable—March 31, 2016	4,256	$1.29	7.6	$6,339
Options vested and expected to vest—March 31, 2016	9,023	$1.36	7.6	$13,311

No time-based stock options were granted during the three months ended March 31, 2016. The weighted-average grant date fair value of time-based stock options granted during the three months ended March 31, 2015 was $8.01 per share. No performance-based stock options were granted during the three months ended March 31, 2016 and 2015. There were no stock options exercised during the three months ended March 31, 2016 and 2015. Intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

The total fair value of stock options vested for the three months ended March 31, 2016 and 2015 was $0.6 million and $0.5 million.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition. The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

Three Months Ended
March 31, 2015
Expected term (in years)	6.3
Volatility	88.5%
Risk-free interest rate	1.9%
Dividend yield	0.0%

No options were granted in the three months ended March 31, 2016. As such, no Black-Scholes-Merton assumptions were required for the three months ended March 31, 2016.

Restricted Stock Units

RSUs are granted under the 2014 Plan and the LTIP as described above. RSU activity for the three months ended March 31, 2016 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2015	930	$12.84
Granted	177	2.65
Vested	(158)	12.93
Forfeited	(25)	12.53
Outstanding at March 31, 2016	924	$10.88

The total fair value of RSUs vested was $0.8 million for the three months ended March 31, 2016. No RSUs vested in the three months ended March 31, 2015. The Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$303	$278
Sales and marketing	—	233
General and administrative	1,106	2,178
Research and development	216	18
Total stock-based compensation	$1,625	$2,707

Unrecognized stock-based compensation expense, net of estimated forfeitures, for time-based stock options, performance-based stock options, RSUs and PSUs as of March 31, 2016 was as follows (in thousands, except years):

	Unrecognized
	Stock-Based	Weighted-
	Compensation	Average Period
	Expense	of Recognition
Time-based stock options	$2,290	2.7 years
Performance-based stock options	1,495	1.0 years
RSUs and PSUs	4,718	2.7 years
Total unrecognized stock-based compensation expense as of March 31, 2016	$8,503

13.	Income Taxes

The income tax expense for the three months ended March 31, 2016 and 2015 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (5.1)% and (17.3)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2016 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests and the goodwill impairment charge. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2015 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net of $319.5 million and $277.5 million as of March 31, 2016 and December 31, 2015.

Uncertain Tax Positions

As of March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits. There was no interest and penalties accrued for any uncertain tax positions as of March 31, 2016 and December 31, 2015. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

14.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue—operating leases and incentives	$1,147	$1,490
Sales and marketing	524	378
General and administrative	153	213

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, APX Group, Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint primarily provides the Company with information technology and infrastructure and certain other services. The Company incurred fees under these agreements of $1.4 million and $1.8 million for the three months ended March 31, 2016 and 2015, which reflect the amount of services provided by Vivint on behalf of the Company.

Payables to Vivint recorded in accounts payable—related party were $0.9 million and $1.9 million as of March 31, 2016 and December 31, 2015. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables including healthcare cost reimbursements and ancillary purchases.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $2.8 million and $2.9 million as of March 31, 2016 and December 31, 2015. The Company provided a reserve of $1.1 million and $0.7 million as of March 31, 2016 and December 31, 2015 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.0 million and $1.7 million as of March 31, 2016 and December 31, 2015, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 10—Investment Funds. The Company has also entered into a Backup Maintenance Servicing Agreement with Vivint in which Vivint will provide maintenance servicing of the fund assets in the event that the Company is removed as the service provider for the funds. No services have been performed by Vivint under this agreement.

15.	Commitments and Contingencies

Non-Cancellable Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $4.1 million and $2.3 million for the three months ended March 31, 2016 and 2015.

Build-to-Suit Lease Arrangements

In September 2014, the Company entered into a non-cancellable lease whereby the Company will terminate the current lease for its corporate headquarters in Lehi, UT and move into another building being constructed in the same general location. Because of its involvement in certain aspects of the construction per the terms of the lease, the Company is deemed the owner of the building for accounting purposes during the construction period. Accordingly, as of March 31, 2016, the Company recorded a build-to-suit lease asset of $28.5 million included in property and equipment, net, and a corresponding $27.8 million build-to-suit lease liability included in other non-current liabilities, capitalized interest of $0.6 million and building costs paid by the Company of $0.1 million. Construction on the new building is expected to be completed during the second quarter of 2016.

Letters of Credit

During the three months ended March 31, 2016, the Company fulfilled its obligations under a forward contract to sell SRECs entered into in November 2013. As a result, the related $1.8 million stand-by letter of credit that was outstanding at December 31, 2015 was cancelled during the three months ended March 31, 2016. The corresponding time deposit will be released during the second quarter of 2016.

As of March 31, 2016, the Company had established letters of credit under the Working Capital Facility for up to $7.4 million related to insurance contracts.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. For further information see Note 10—Investment Funds.

Legal Proceedings

In September 2014, two former installation technicians of the Company, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against the Company and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for the Company’s payment of $1.7 million to be paid out to the purported class members. The settlement agreement must be approved by the Court, after notice to the purported class. As of March 31, 2016, a $1.7 million reserve was recorded related to this proceeding in the Company’s consolidated financial statements.

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

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against the Company’s directors, SunEdison Inc. (“SunEdison”), and TerraForm Power (“TerraForm”), alleging that the proposed acquisition by SunEdison is unfair to the Company’s stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. On or about September 10, 2015, two purported class action lawsuits were also filed in Utah's Fourth District State Court (the "Utah Actions"), alleging similar claims to the complaints previously filed in the Delaware Chancery Court. On September 22, 2015, the Company, through counsel notified plaintiff's counsel in the Utah Actions that pursuant to the Company's Articles of Incorporation, any such derivative action was subject to exclusive jurisdiction in the Delaware Chancery Court, and accordingly, the Utah Actions should be dismissed. After a December 2015 amendment to the proposed acquisition, a new complaint was filed in the Delaware Chancery Court on January 11, 2016. As a result of the termination of the SunEdison acquisition, plaintiffs filed a motion for voluntary dismissal of the complaint in this action. On April 20, 2016, the Delaware court entered the dismissal of this case.

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

On March 8, 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which the Company was to be acquired and breached its implied covenant of good faith and fair dealing. The Company is seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy, thereby creating a temporary stay on the prosecution of the Company’s litigation in the Delaware court. The Company will participate in the bankruptcy case so as to maximize the recovery from the claims against SunEdison.

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

16.	Basic and Diluted Net (Loss) Income Per Share

The Company computes basic net (loss) income per share by dividing net (loss attributable) income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net (loss attributable) income available to common stockholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock.

The following table sets forth the computation of the Company’s basic and diluted net (loss attributable) income available per share to common stockholders for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net (loss attributable) income available to common stockholders	$(31,219)	$12,149
Denominator:
Shares used in computing net (loss attributable) income available per share to common stockholders, basic	106,619	105,303
Weighted-average effect of potentially dilutive shares to purchase common stock	—	3,748
Shares used in computing net (loss attributable) income available per share to common stockholders, diluted	106,619	109,051
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.29)	$0.12
Diluted	$(0.29)	$0.11

For the three months ended March 31, 2016, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period. As of March 31, 2015, stock-based awards for 3.4 million underlying shares of common stock were subject to performance conditions which had not yet been met. Accordingly, these performance-based stock awards were not included in the computation of diluted net income per share for the three months ended March 31, 2015. In addition, awards remaining to be granted under the LTIP Pools were not included in the computation of diluted net income per share as these shares had not been granted as of March 31, 2015. For the three months ended March 31, 2015, a de minimis number of shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive.

17.	Segment Information

The Company has aligned its operations as two reporting segments: (1) Residential and (2) C&I.  As of March 31, 2016, the C&I fund was not operational, i.e., no projects had been initiated within the fund. As of March 31, 2016, the Company recorded no assets related to the C&I segment. Segment loss from operations is comprised of operating unit revenue less operating expenses attributable to each operating segment. For the three months ended March 31, 2016, no revenue was recognized in the C&I segment as the C&I investment fund was not operational. Operating expenses in the C&I segment are comprised primarily of a $2.1 million accrued non-performance fee and personnel costs of employees directly involved in the development of C&I. For additional information regarding the accrued non-performance fee, see Note 10—Investment Funds. Operating results by reporting segment in 2016 were as follows:

	Three Months Ended
	March 31, 2016
	Residential	C&I	Total
Revenue:
Operating leases and incentives	$16,578	$—	$16,578
Solar energy system and product sales	652	—	652
Total revenue	17,230	—	17,230
Operating expenses:
Cost of revenue—operating leases and incentives	37,760	—	37,760
Cost of revenue—solar energy system and product sales	422	—	422
Sales and marketing	12,382	266	12,648
Research and development	1,232	—	1,232
General and administrative	20,532	2,388	22,920
Amortization of intangible assets	265	—	265
Impairment of goodwill and intangible assets	36,601	—	36,601
Total operating expenses	109,194	2,654	111,848
Loss from operations	$(91,964)	$(2,654)	$(94,618)

18.Subsequent Events

On May 2, 2016, the board of directors of the Company accepted Greg Butterfield’s resignation from the board and from his position as president and chief executive officer of the Company. There were no known disagreements between Mr. Butterfield and the Company or any officer or director of the Company that led to Mr. Butterfield’s resignation. Pursuant to a separation agreement and release of claims entered into with the Company, Mr. Butterfield will receive payments and benefits, including a severance payment of $1.0 million, payable over an 18-month period, and the acceleration of 0.2 million options to purchase shares of the Company’s common stock, which is not expected to have a significant impact on stock-based compensation expense.

The Company also announced the appointment of David Bywater as the Company’s interim chief executive officer. Mr. Bywater will serve as the Company’s primary executive officer while the Company conducts a search for a new chief executive officer. Mr. Bywater will take a leave of absence from his current employer, Vivint, while he serves as the interim chief executive officer of the Company.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the income tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to sustain and manage growth while reducing and managing costs;
•	our ability to further penetrate existing markets, expand into new markets and expand into markets for non-residential solar energy systems, such as the commercial and industrial market, or C&I;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company APX Group, Inc., or Vivint, and The Blackstone Group L.P., our sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation and other disputes;
•	our ability to maintain our brand and protect our intellectual property; and
•	our expectation regarding remediation of the material weakness in our internal control over financial reporting.

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

We sell the electricity that our solar energy systems produce through long-term power purchase agreements or lease solar energy systems through long-term leases. Under either contract type, we install our solar energy system at our customer’s home and bill the customer monthly. In the power purchase agreement structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. We provide our lease customers a performance guarantee, under which we agree to make a payment at the end of each year to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. The power purchase agreement and lease terms are typically for 20 years, and virtually all the prices that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. We do not believe that either form of long-term customer contract is materially more advantageous to us than the other. We also offer our customers the option to purchase solar energy systems.

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

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by co-investing or entering into lease arrangements with fund investors who value the resulting customer receivables and investment tax credits, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” As of April 30, 2016, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of April 30, 2016, we had residential tax equity commitments to fund approximately 30 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $132 million. As of April 30, 2016, we had entered into one commercial and industrial, or C&I, investment fund with a total committed capital amount of $150.0 million. The C&I investment fund was not operational, i.e., no projects had been accepted into the fund as of April 30, 2016. The terms and conditions of each investment fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional investment funds.

Our investment funds have adopted the partnership flip, inverted lease or lease pass-through structures. Our partnership flip and inverted lease investment funds are considered variable interest entities, and we have determined that we are the primary beneficiary of them for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these entities in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net (loss attributable) income available to common stockholders from income to loss, or vice versa, from quarter to quarter. Our lease pass-through structure is a wholly owned subsidiary and therefore is also consolidated in our condensed consolidated financial statements.

Recent Developments

On May 2, 2016, our board of directors accepted Greg Butterfield’s resignation from the board and from his position as president and chief executive officer of our company. There were no known disagreements between Mr. Butterfield and us or any of our officers or directors that led to Mr. Butterfield’s resignation. Pursuant to a separation agreement and release of claims entered into with the company, Mr. Butterfield will receive payments and benefits, including a severance payment of $1.0 million, payable over an 18-month period, and the acceleration of 0.2 million options to purchase shares of the company’s common stock, which is not expected to have a significant impact on stock-based compensation expense.

We also announced the appointment of David Bywater as our interim chief executive officer. Mr. Bywater will serve as our primary executive officer while we conduct a search for a new chief executive officer. Mr. Bywater will take a leave of absence from his current employer, Vivint, while he serves as our interim chief executive officer.

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates. These estimates are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, these estimates are based on a combination of assumptions that may not prove to be accurate over time, particularly given that a number of them involve estimates of cash flows up to 30 years in the future. Underperformance of the solar energy systems, payment defaults by our customers, cancellation of signed contracts, competition from other distributed solar energy companies, development in the distributed solar energy market and the energy market more broadly, technical innovation or other factors described under the section of this report captioned “Risk Factors” could cause our actual results to differ materially from our calculations. Furthermore, while we believe we have calculated these key metrics in a manner consistent with those used by others in our industry, other companies may in fact calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure. As our C&I fund was not operational as of March 31, 2016, the following metrics only include the activity of our residential segment.

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

	Three Months Ended
	March 31,
	2016	2015
Solar energy system installations	7,704	6,426
Megawatts installed	54.9	46.2

	March 31,	December 31,
	2016	2015
Cumulative solar energy system installations	76,231	68,527
Cumulative megawatts installed	513.8	458.9
Estimated nominal contracted payments remaining (in millions)	$2,064.5	$1,871.9
Estimated retained value under energy contracts (in millions)	$783.4	$705.6
Estimated retained value of renewal (in millions)	$228.4	$200.5
Estimated retained value (in millions)	$1,011.7	$906.1
Estimated retained value per watt	$1.97	$1.98

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

We believe that the assumptions and estimates associated with our principles of consolidation; investment tax credits; revenue recognition; solar energy systems, net; impairment analysis of long-lived assets; goodwill impairment analysis; the recognition and measurement of loss contingencies; stock-based compensation; provision for income taxes; and non-controlling interests and redeemable non-controlling interests have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

As of March 31, 2016, we had a change in estimate regarding the carrying value of our goodwill. In conjunction with the acquisition by SunEdison failing to occur, our market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 6—Intangible Assets and Goodwill.

There have been no other material changes to these critical accounting policies and estimates during the three months ended March 31, 2016 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Components of Results of Operations

Revenue

We classify and account for long-term customer contracts as operating leases. We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. We also apply for and receive solar renewable energy certificates, or SRECs, in certain jurisdictions for power generated by our solar energy systems. We generally recognize revenue related to the sale of SRECs upon delivery. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities, which may lead to fluctuations in our quarterly results. During the three months ended March 31, 2016 and 2015, approximately 20% and 19% of our revenue was attributable to SREC sales and less than 1% of our revenue was attributable to state and local rebates and incentives in both periods. There were no C&I revenues recognized in the periods presented. We also recognize revenue related to the sale of photovoltaic installation devices and software products, a portion of which has consisted of post-contract customer support in prior periods. The following table sets forth our revenue by major product (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Operating leases and incentives	$16,578	$8,580
Photovoltaic installation devices and software	532	889
Solar energy system sales	120	76
Total revenue	$17,230	$9,545

Operating Expenses

Cost of Revenue.     Cost of operating leases and incentives is comprised of solar energy system depreciation and amortization of initial direct costs; and indirect costs related to the processing, account creation, design, installation, interconnection and servicing of solar energy systems, including personnel costs not directly associated to a solar energy system installation, warehouse rent, utilities and fleet vehicle executory costs. Under our direct sales model, a vast majority of payments to our direct sales personnel are customer acquisition commissions, which are capitalized as initial direct costs. The cost related to the sales of SRECs is limited to broker fees, which are only paid in connection with certain transactions. Accordingly, the sale of SRECs in a quarter favorably impacts our operating results for that period. We recently reduced our installation organization in markets where sales volume did not support the number of installation personnel in such markets. However, we have and expect to continue to increase headcount in high demand markets. As such, we expect our cost of operating leases and incentives revenue will increase in absolute dollars in 2016.

Cost of solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems sold to customers. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of photovoltaic installation devices and software products. We expect our cost of solar energy system and product sales will increase in absolute dollars in 2016 as the solar energy systems sold to customers are interconnected to the power grid and other revenue recognition criteria are met.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel and professional services. We expect sales and marketing costs will increase in absolute dollars in 2016.

Research and Development.     Research and development expense is comprised primarily of the salaries and benefits of certain employees and other costs related to the development of photovoltaic installation devices and software products and the development of other solar technologies. Research and development costs are charged to expense when incurred. We expect research and development costs will increase in absolute dollars in 2016.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. We expect that general and administrative expenses will increase in absolute dollars in 2016. Our financial results have included charges for the use of services provided by Vivint. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented. We continue to use information and technology resources and systems administered by Vivint.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved and at cost for internally developed software projects. Such intangible assets are amortized over their estimated useful lives. We expect amortization of intangible assets to remain consistent in absolute dollars in subsequent quarters of 2016.

Impairment of Goodwill and Intangible Assets.     In conjunction with the acquisition by SunEdison failing to occur, our market capitalization decreased significantly during the first quarter of 2016, from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of goodwill impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 6—Intangible Assets and Goodwill.

During 2015, we discontinued the external sale of two Vivint Solar Labs products. This discontinuance was considered an indicator of impairment, and we performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, we recorded an impairment charge of $4.5 million in the first quarter of 2015.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness, including the amortization of debt issuance costs and the interest components of the lease pass-through financing obligation and capital lease obligations. In the future, we expect to incur additional indebtedness to fund our operations and that our interest expense would correspondingly increase in absolute dollars. Additionally, our debt facilities accrue interest at floating rates and increases in the floating rates would result in higher interest expense.

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

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Revenue:
Operating leases and incentives	$16,578	$8,580
Solar energy system and product sales	652	965
Total revenue	17,230	9,545
Operating expenses:
Cost of revenue—operating leases and incentives	37,760	23,880
Cost of revenue—solar energy system and product sales	422	438
Sales and marketing	12,648	6,433
Research and development	1,232	582
General and administrative	22,920	18,630
Amortization of intangible assets	265	3,763
Impairment of goodwill and intangible assets	36,601	4,506
Total operating expenses	111,848	58,232
Loss from operations	(94,618)	(48,687)
Interest expense	5,765	2,127
Other expense	30	313
Loss before income taxes	(100,413)	(51,127)
Income tax expense	5,149	8,848
Net loss	(105,562)	(59,975)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(74,343)	(72,124)
Net (loss attributable) income available to common stockholders	$(31,219)	$12,149

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended
	March 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Total revenue	$17,230	$9,545	$7,685

The $7.7 million increase was primarily due to a $6.3 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 116%. In addition, revenue from the sale of SRECs increased $1.7 million primarily related to the increased solar energy systems in service. These increases were partially offset by a $0.4 million decrease in photovoltaic device and software revenue as a result of discontinuing external sales of certain Vivint Solar Labs products in 2015.

Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$37,760	$23,880	$13,880
Cost of revenue—solar energy system and product sales	422	438	(16)
Sales and marketing	12,648	6,433	6,215
Research and development	1,232	582	650
General and administrative	22,920	18,630	4,290
Amortization of intangible assets	265	3,763	(3,498)
Impairment of goodwill and intangible assets	36,601	4,506	32,095
Total operating expenses	$111,848	$58,232	$53,616

Cost of Revenue—operating leases and incentives. The $13.9 million increase was primarily due to a $5.7 million increase in compensation and benefits primarily due to employee headcount growth and the increase in installed solar energy systems related to solar energy system installation activities. Installation and operations employee headcount increased 21%. Depreciation and amortization of solar energy systems increased $4.6 million primarily due to the increase in the number of solar energy systems installed. Warehouse, office and other installation costs increased $2.6 million due to increased installations and a 40% increase in warehouses in operation.

Sales and Marketing Expense. The $6.2 million increase was primarily due to our continued efforts to grow the business by entering into new markets and hiring sales and marketing personnel. Compensation and benefits increased $3.6 million primarily due to headcount growth of 55%. Sales and marketing administrative costs increased $1.9 million due to increases in contracted services, unrecovered advances and credit reporting costs. Marketing and brand awareness activity costs increased $0.5 million.

Research and Development Expense. The $0.7 million increase was primarily due to a 107% growth in research and development employee headcount due to additional development activities to optimize and accelerate business growth.

General and Administrative Expense. The $4.3 million increase was primarily due to $2.6 million in costs related to the failed acquisition by SunEdison and $2.1 million in a non-performance fee related to our C&I fund incurred in 2016. Additionally, insurance costs increased $0.7 million and compensation and benefits increased $0.4 million due to a 28% increase in general and administrative employee headcount. These increases were partially offset by a $1.1 million decrease in stock-based compensation primarily due to performance options vesting in 2015 that are no longer being expensed in the first quarter of 2016, and a $0.7 million decrease in professional fees related to initiating and servicing tax equity investment funds as no new funds were closed in the first quarter of 2016.

Amortization of Intangible Assets. The $3.5 million decrease was primarily due to a $3.6 million decrease in amortization related to our customer contracts intangible asset as it became fully amortized in 2015.

Impairment of Goodwill and Intangible Assets. An impairment charge of $36.6 million was recorded in 2016 to write off the entire value of goodwill as it was deemed to be fully impaired as of March 31, 2016. An impairment charge of $4.5 million was recorded in 2015 to write down the value of intangibles associated with two Vivint Solar Labs products for which external sales were discontinued.

Non-Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Interest expense	$5,765	$2,127	$3,638
Other expense	30	313	(283)

Interest Expense. Interest expense increased $3.6 million primarily as the cost of financing additional borrowings year over year.

Other Expense. The decrease in other expenses was primarily due to a decrease in tax-related interest and penalties.

Income Taxes

	Three Months Ended
	March 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Income tax expense	5,149	8,848	(3,699)

The $3.7 million decrease in income tax expense was primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests and the goodwill impairment charge.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	March 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(74,343)	$(72,124)	$(2,219)

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

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $87.2 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 9—Debt Obligations and Note 10—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We have financed our operations primarily from investment fund arrangements that we have formed with fund investors, from the issuance of common stock, from borrowings and from revenue from operations. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and our current debt facilities as further described below, in addition to financing that we may obtain from other sources, including our financial sponsors, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, if we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of our customers’ systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. While we believe additional financing is available and will continue to be available to support our current level of operations, we believe we have the ability and intent to reduce operations to the level of available financial resources at least through March 31, 2017.

Sources of Funds

Investment Fund Commitments

As of April 30, 2016, we have raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. The undrawn committed capital for these funds as of April 30, 2016 is approximately $101 million, which includes approximately $55 million in payments that will be received from fund investors upon interconnection to the respective power grid of solar energy systems that have already been allocated to investment funds. As of April 30, 2016, we had tax equity commitments to fund approximately 30 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $132 million. As of April 30, 2016, we had entered into one C&I investment fund with a total committed capital amount of $150.0 million. The C&I investment fund was not operational, i.e., no projects had been initiated within the fund as of April 30, 2016.

Debt Instruments

Term Loan Facility.     In March 2016, we entered into a financing agreement pursuant to which we may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by Highbridge Principal Strategies, LLC. We refer to such financing agreement as the “term loan facility.” The initial $75.0 million in borrowings are referred to as “Tranche A” borrowings. As of March 31, 2016, we had incurred an aggregate of $25.0 million of the Tranche A borrowings and incurred the remaining Tranche A borrowings in the second quarter of 2016. The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to the first anniversary of the closing date. Such subsequent borrowings, if any, are referred to as “Tranche B” borrowings. If no Tranche B borrowings are incurred, we must repay outstanding Tranche A borrowings in December 2016. If any Tranche B borrowings are incurred, the maturity date for all borrowings will be extended to the fourth anniversary of the closing date. If any Tranche B borrowings are incurred, we may not prepay any borrowings until the second anniversary of the closing date and any subsequent prepayments of principal are subject to a fee equal to 3.0%. Borrowings under the term loan facility will be used for the construction and acquisition of solar energy systems. The remaining borrowing capacity was $175.0 million as of March 31, 2016.

Interest on the Tranche A borrowings accrues at a floating rate of LIBOR plus 5.5%, provided that if any Tranche B borrowings are incurred, the interest rate increases to a floating rate of LIBOR plus 8.0% for the entire principal amount outstanding. As of March 31, 2016, the borrowings under the term loan facility accrued interest at 6.1%.

The term loan facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the term loan facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. Each of the parties to the term loan facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the term loan facility. As of March 31, 2016, we were in compliance with such covenants.

Aggregation Credit Facility.     In September 2014, we entered into the Aggregation Facility which was subsequently amended in February 2015 and November 2015, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of March 31, 2016, we had incurred an aggregate of $338.5 million in term loan borrowings under this agreement and we had a remaining borrowing capacity of $36.5 million under this facility.

Prepayments are permitted under the Aggregation Facility and the principal and accrued interest on any outstanding loans mature on March 12, 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which we may incur borrowings and 3.50% after such period plus either of (2)(a) the London Interbank Offer Rate, or LIBOR, or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. As of March 31, 2016, the borrowings under the Aggregation Facility accrued interest at 3.9%.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. As of March 31, 2016, we were in compliance with such covenants. As of March 31, 2016, we had not entered into any interest rate hedges, which we are required to obtain by September 13, 2016.

Working Capital Credit Facility.     In March 2015, we entered into the Working Capital Facility pursuant to which we may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued under the Working Capital Facility for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of March 31, 2016, we had incurred $142.6 million in borrowings under this credit facility and up to $7.4 million in letters of credit related to insurance contracts. As such, there was no remaining borrowing capacity available as of March 31, 2016.

Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that we elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. As of March 31, 2016, the borrowings under the Working Capital Facility accrued interest at 3.7%.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, our ability to incur indebtedness, incur liens, make investments, make fundamental changes to our business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that we may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. We are also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of March 31, 2016, we were in compliance with such covenants.

Revenue from Operations

In the three months ended March 31, 2016, we generated $17.2 million in revenue from operations, which approximates cash inflow. The cash from our revenue partially offsets the cash used in operations for the period.

Uses of Funds

Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. Our operating expenses have increased from year to year due to the growth of our business. We expect our capital expenditures to continue to increase as we continue to grow our business. We will need to raise financing to support our operations, and such financing may not be available to us on acceptable terms, or at all.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Consolidated cash flow data:	(In thousands)
Net cash used in operating activities	$(60,489)	$(44,060)
Net cash used in investing activities	(110,993)	(115,027)
Net cash provided by financing activities	166,433	91,673
Net decrease in cash and cash equivalents	$(5,049)	$(67,414)

Operating Activities

In the three months ended March 31, 2016, we had a net cash outflow from operations of $60.5 million. This outflow was primarily due to a $105.6 million net loss and a $42.0 million increase in prepaid tax assets. The outflow was partially offset by noncash adjustments of $44.4 million for deferred income taxes, $36.6 million for impairment of goodwill and $9.1 million for depreciation and amortization.

Investing Activities

In the three months ended March 31, 2016, we used $111.0 million in investing activities primarily due to $106.7 million in costs associated with the design, acquisition and installation of solar energy systems.

Financing Activities

In the three months ended March 31, 2016, we generated $166.4 million from financing activities, of which $94.5 million was received in proceeds from long-term debt and $90.0 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds. These proceeds were partially offset by payments for debt issuance and capital lease obligations of $7.8 million, distributions to non-controlling interests and redeemable non-controlling interests of $6.4 million and payments on long-term debt of $4.2 million.

Contractual Obligations

In addition to the contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2015, we incurred $90.4 million in borrowings under our debt facilities during the three months ended March 31, 2016. The principal and accrued interest on any outstanding loans under the Working Capital Facility mature in March 2020. The principal and accrued interest on any outstanding loans under the Aggregation Facility mature in March 2018. The principal and accrued interest on any outstanding loans under the term loan facility mature in March 2020. Prepayments are permitted under both the Working Capital Facility and Aggregation Facility. Prepayments under the term loan facility are not permitted until the second anniversary of the closing date and any subsequent prepayments are subject to a fee equal to a 3.0% penalty. See Note 9—Debt Obligations.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and in March 2016 issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Both of these updates clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers. We are evaluating the impact that these updates will have on our consolidated financial statements. Additionally, ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, defers the effective date of ASU 2014-09 for one year, and the standard is now effective for us on January 1, 2018, with early adoption available on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating which transition method to use and do not expect the update to have a significant impact on our consolidated financial statements and related disclosures based on our current business model.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 for public business entities and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact this update will have on our share-based payment accounting and consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. We have operating leases that will be affected by this update and we are evaluating the impact on our consolidated financial statements and disclosures. We expect to apply the update upon its effectiveness in the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This update is effective in fiscal years beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures.

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

As of March 31, 2016, we had cash and cash equivalents of $87.2 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of March 31, 2016, we had incurred an aggregate of $506.2 million in borrowings under our debt facilities, which accrued interest at a weighted-average rate of approximately 4.1%. If our debt facilities had been fully drawn at December 31, 2015 and remained outstanding for all of 2016, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $2.5 million.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of March 31, 2016, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of March 31, 2016.

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

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This previously reported material weakness had not been fully remediated for the year ended December 31, 2015 or for the three months ended March 31, 2016, and as a result, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

We continue to take steps to remediate the underlying causes of the material weakness that was reported for the year ended December 31, 2014. We have hired a number of additional financial, accounting and tax personnel in addition to a director of internal audit to assist us in implementing and improving our existing internal controls and a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We continue to engage third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. These remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against our directors, SunEdison Inc., or SunEdison, and TerraForm Power, or TerraForm, alleging that the proposed acquisition by SunEdison is unfair to our stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. On or about September 10, 2015, two purported class action lawsuits were also filed in Utah's Fourth District State Court, or the Utah Actions, alleging similar claims to the complaints previously filed in the Delaware Chancery Court. On September 22, 2015, we, through counsel notified plaintiff's counsel in the Utah Actions that pursuant to our Articles of Incorporation, any such derivative action was subject to exclusive jurisdiction in the Delaware Chancery Court, and accordingly, the Utah Actions should be dismissed. After a December 2015 amendment to the proposed acquisition, a new complaint was filed in the Delaware Chancery Court on January 11, 2016. As a result of the termination of the SunEdison acquisitions, plaintiffs filed a motion for voluntary dismissal of the complaint in this action. On April 20, 2016 the Delaware court entered the dismissal of this case.

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

On March 8, 2016, we filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which we were to be acquired and breached its implied covenant of good faith and fair dealing. We are seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy, thereby creating a temporary stay on the prosecution of our litigation in the Delaware court. We will participate in the bankruptcy case so as to maximize the recovery from the claims against SunEdison.

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

During the pendency of the acquisition, we and SunEdison operated independently. Uncertainty about the effect of the acquisition on customers and employees has had, and may continue to have, an adverse effect on us and consequently, may have an adverse effect on our business operations and financial results as a standalone company. During the pendency of the acquisition, current and prospective employees experienced uncertainty about their future with SunEdison, us or the combined company. These uncertainties have impaired, and may continue to impair the ability of us to retain, recruit or motivate key personnel, and may have negatively impacted the productivity of current employees. In addition, due to these uncertainties and to SunEdison’s required approvals, we ceased certain employee actions such as hiring, terminating and reallocating personnel. Our employees and our management teams reallocated significant time to integration efforts. We deferred transitions to key IT systems as a standalone company. We were also caused to defer and delay financing options, including acquiring additional investment funds and debt facilities, which has decreased our operational efficiency and effectiveness. Further, SunEdison withheld approval of power purchase agreement enhancements as a leverage tool, which further decreased our effectiveness in attracting and obtaining prospective customers.

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

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of April 30, 2016, we had raised 16 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion which will enable us to install solar energy systems of total fair market value approximating $2.6 billion. As of April 30, 2016, we had remaining residential tax equity commitments to fund approximately 30 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $132 million. As of April 30, 2016, we had entered into one C&I investment fund with a total committed capital amount of $150.0 million, however, no projects had been accepted into the investment fund as of April 30, 2016. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors' commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. For the C&I investment fund, we accrued a non-performance fee of $2.1 million primarily due to delays in project approval and solar energy systems being interconnected to the power grid.

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

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, the California Public Utilities Commission issued a decision in July 2015 that allowed utilities to impose a minimum $10 monthly bill for residential customers, approved the concept of fixed charges and will permit the utilities to propose such fixed charges again in 2018. A decision issued in January 2016 will allow new interconnection fees and additional non-by-passable charges to be assessed on customers taking service on California’s net metering successor tariff. This will result in monthly charges being imposed on our customers in California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation as well as the state’s net metering program. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives could adversely impact our business.

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these governmental and regulatory programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from, and to lease, our solar energy systems, helping to catalyze customer acceptance of solar energy with those customers as an alternative to utility-provided power. However, these programs may expire on a particular date, end when the allocated funding or capacity allocations are exhausted or be reduced or terminated. These reductions or terminations often occur without warning. For example, the Arizona Department of Revenue has attempted to assess and collect property taxes in the past on rooftop solar energy systems such as ours and counties in Arizona may attempt to assess and collect property taxes in the future. In addition, the financial value of certain incentives decreases over time. For example, the value of solar renewable energy certificates, or SRECs, in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our financial results.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Colorado, Hawaii, Nevada and Utah. In California, for example, after the earlier of July 1, 2017 or the date the applicable investor owned utility reaches its statutory net metering cap, customers will take service on a new net metering successor tariff. The net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 617 megawatts for San Diego Gas and Electric Company; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. As reflected in their March 31, 2016 reports required by statute, these investor-owned utilities have approximately 6%, 29% and 18%, respectively, of capacity remaining under their respective net metering caps. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities. For the NEM successor tariff, the California Public Utilities Commission largely upheld net metering in its current form with full retail compensation for exports and rejected utility requests to impose extremely high fixed and capacity charges. The Commission did allow the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As such, as we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

On October 12, 2015, the Hawaii Public Utilities Commission issued an order closing the Hawaiian Electric Company’s net metering program to new participants and replaced this program with two new options for customers to interconnect to the utilities’ power grids, neither of which provides for compensation for exports at retail electricity rates. Solar advocates have filed suit challenging this order and seeking to enjoin its effectiveness.

In late 2015, the Nevada Public Utilities Commission voted in favor of a plan which limits export compensation to net metering customers and imposes high monthly fees on such customers. This order greatly reduced the economic benefit to Nevada customers of residential solar. Solar advocates have filed suit challenging this order and a ballot initiative intended to restore net metering is underway. Several other states plan to revisit their net metering policies in the coming years.

If and when net metering caps in certain jurisdictions are reached while they are still in effect, the value of the credit that customers receive for net metering is significantly reduced, utility rate structures are altered, or fees are imposed on net metering customers, future customers may be unable to recognize the same level of cost savings associated with net metering that current customers enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would significantly limit customer demand for our solar energy systems and the electricity they generate and could adversely impact our business, results of operations and future growth. For example, shortly after expanding our operations into Nevada, the state’s primary electric utility reached its net metering cap. As a result of the net metering cap being reached, we suspended operations in Nevada pending revisions to the net metering available in the state.

Technical and regulatory limitations may significantly reduce our ability to sell electricity from our solar energy systems and retain employees in certain markets.

Technical and regulatory limits may curb our growth in certain key markets, which may also reduce our ability to retain employees in those markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in parts of their service territories. In the first half of 2014, Hawaii was the second largest market in which we operated as measured by total installations. However, despite legislative and regulatory actions to allow further distributed electricity penetration, these limitations constrained growth of distributed residential solar energy in Hawaii in the second half of 2014 and beyond, and Hawaii has become a less important market to us as a result; which in turn resulted in the loss of employees located in that market that were not willing to relocate. While a recent Hawaii Public Utilities Commission order seeks to streamline the interconnection process, and while our growth in other markets has more than offset the impact of these limitations in Hawaii, if we experienced similar or other limitations on the deployment of solar energy systems, our business, operating results and growth prospects could be materially adversely affected. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the power grid. While the prospect of such curtailment is somewhat speculative, particularly in the residential sector, the adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We have incurred operating losses and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses since our inception. We incurred net losses of $253.3 million and $105.6 million for the year ended December 31, 2015 and the three months ended March 31, 2016. We expect to continue to incur net losses from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. Our ability to achieve profitability depends on a number of factors, including:

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

The success of our direct-selling channel efforts depends upon the recruitment, retention and motivation of a large number of sales personnel to compensate for a high turnover rate among sales personnel, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales personnel on a continuing basis. Historically, we have recruited a large portion of our sales personnel from our sister company, Vivint, particularly in California, where a significant portion of our business is concentrated. Pursuant to a non-competition agreement, we and Vivint have agreed not to solicit for employment any of the other’s employees who primarily manage sales, installation or servicing of the other’s products and services. The commitment not to solicit those employees lasts for 180 days after the employee finishes employment with us or Vivint. As a result, we have recruited greater numbers of our sales personnel from other sources. These sales personnel recruited from other sources generally have less direct-to-home selling experience, which has slowed our growth in solar energy sales. Sales personnel are attracted to direct-selling by competitive earnings opportunities and so direct-sellers typically compete for sales personnel by providing a more competitive earnings opportunity than that offered by the competition. Competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on incentive. For example, we have historically compensated our sales personnel on a commission basis, based on the size of the solar energy systems they sell. Some sales personnel may prefer a compensation structure that also includes a salary and equity incentive component. We may need to adjust our compensation model to include such components, and these adjustments could adversely impact our operating results and financial performance.

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

We are subject to significant competition for the recruitment of sales personnel from other direct-selling companies and from other companies that sell solar energy systems in particular. During the pendency of the SunEdison acquisition, our current employees experienced uncertainty about their future with SunEdison, us or the combined company. These uncertainties have impaired, and may continue to impair the ability of us to retain, recruit or motivate key personnel, and may have negatively impacted the productivity of current employees. Furthermore, the regional and district managers of our sales personnel are instrumental in recruiting, retaining and motivating our sales personnel. When managers have elected to leave us and join other companies, the sales personnel they supervise have often left with them. We may experience increased attrition in our sales personnel in the future which may impact our results of operations and growth. The impact of such attrition could be particularly acute in those jurisdictions, such as California, where contractual non-competition agreements for service providers are not enforceable or subject to significant limitations.

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

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, South Carolina and Utah and in Los Angeles, California, laws have been interpreted to either prohibit the sale of electricity pursuant to our standard power purchase agreement or regulate entities making such sales, in some cases, such laws have led residential solar energy system providers to use leases in lieu of power purchase agreements. In other states, neither leases nor power purchase agreements are permissible or commercially feasible. Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

Rising interest rates could have an adverse impact on our business by increasing our cost of capital. The majority of our cash flows to date have been from customer contracts that have been partially monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from the customers who enter into these contracts. If the rate of return required by the fund investor rises as a result of a rise in interest rates, the present value of the customer payment stream and the total value that we are able to derive from monetizing the payment stream will each be reduced. Interest rates are at historically low levels. It is likely that interest rates will rise in the future, which would cause our costs of capital to increase.

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

Our investment funds contain terms that contractually require the investment funds to make priority distributions to the fund investor, to the extent cash is available, until it achieves its targeted rate of return. The amounts of potential future distributions under these arrangements depends on the amounts and timing of receipt of cash flows into the investment fund, almost all of which is generated from customer payments related to solar energy systems that have been previously purchased (or leased, as applicable) by such fund. If such cash flows are lower than expected, the priority distributions to the investor may continue for longer than initially anticipated. Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to, or make capital contributions to the fund, so that such distributions owed to us, or additional capital contributions made by us, can be redirected to the fund investor such that it achieves the targeted return. For example, in 2015, we paid a contractually agreed upon $5.0 million capital distribution to reimburse a fund investor a portion of its capital contribution in order to true-up the investor’s expected rate of return primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

In September 2014, we entered into an aggregation credit facility, which was subsequently amended in February 2015 and November 2015, pursuant to which we may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an aggregate of $175.0 million in additional borrowings. In March 2015, we entered into a revolving credit facility pursuant to which we may borrow up to an aggregate of $150.0 million. In addition, in March 2016 we entered into a term loan facility pursuant to which we may borrow up to an aggregate principal amount of $200.0 million. These credit facilities and term loan facility restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of March 31, 2016, approximately 36% of our cumulative installations and 38% of our total offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This previously reported material weakness has not been fully remediated for the year ended December 31, 2015 or for the three months ended March 31, 2016, and as a result, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

We continue to take steps to remediate the underlying causes of the material weakness that was reported for the year ended December 31, 2014. We have hired a number of additional financial, accounting and tax personnel in addition to a director of internal audit to assist us in implementing and improving our existing internal controls and a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We continue to engage third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We continue to engage consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. These remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

We have historically only provided our offerings to residential customers. We compete with companies who sell solar energy systems in the commercial, industrial and government markets, in addition to the residential market. While we have recently entered the commercial and industrial market and we have contracts in place with commercial off-takers, no projects have been initiated as of March 31, 2016. The development cycle of these projects typically has a longer time horizon than the development of residential solar energy systems due to complexities associated with significantly larger system sizes and installations. The project approval process by project customers and our C&I fund investor had been delayed as a result of uncertainty during the pendency of the SunEdison acquisition, and we may face continued delays following the termination of the Merger Agreement. While we believe that in the future we may have opportunities to expand our operations into other markets, there are no assurances that our design and installation systems will work for non-residential customers or that we will be able to compete successfully with companies with historical presences in such markets or we may not realize the anticipated benefits of entering such markets, and entering new markets has numerous risks, including the following:

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

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the relevant markets where there is heightened or increasing demand for solar energy products. Competition for qualified personnel in our industry has increased substantially and we expect it to continue to do so, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. Companies with whom we compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. We periodically assess the compensation plans and policies for our service providers, including our installers and electricians, and, if deemed necessary, may decide to revise those plans and policies. Our installers and electricians may not react well to any such revisions, which in turn could adversely affect retention, motivation and productivity. Additionally, we continually monitor our workforce requirements in the markets in which we operate. For example, we recently reduced our installation organization in markets where sales volume did not support the number of installation personnel in such markets. Installers may not react well to any such reductions, which in turn could adversely affect retention, motivation and productivity.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2015 and in the three months ended March 31, 2016, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

We amortize the costs of our solar energy systems over a 30-year estimated useful life, which exceeds the period of the component warranties and the corresponding payment streams from our contracts with our customers. If we incur repair and maintenance costs on these systems after the warranties have expired, and if they then fail or malfunction, we will be liable for the expense of repairing these systems without a chance of recovery from our suppliers. We are also contractually obligated to remove, store and reinstall the solar energy systems for a nominal fee if customers need to replace or repair their roofs. The nominal fee is market standard; however, it may not cover our costs to remove, store and reinstall the solar energy systems. In addition, we typically bear the cost of removing the solar energy systems at the end of the term of the customer contract if the customer does not renew his or her contract at the end of its term. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. If the residual value of the systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate all or some of the remaining unamortized costs. This could materially impair our future operating results and estimated retained value.

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

We have experienced significant growth in recent periods with the cumulative capacity of our solar energy systems growing from 228.2 megawatts as of December 31, 2014 to 513.8 megawatts as of March 31, 2016, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management team, and the loss of one or more key executives could have a negative impact on our business. On May 2, 2016, our board of directors accepted the resignation of Greg Butterfield as our chief executive officer and president and appointed David Bywater as interim chief executive officer. As a result of this change, we may experience disruption in our business. No assurances can be made about the impact that this management change will have on our company nor our ability to successfully identify and recruit a permanent chief executive officer.

We also depend on our ability to retain and motivate key employees and attract qualified new employees. No assurances can be made about the effect our recent management change will have on employee morale, or our ability to retain key employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. In the year ended December 31, 2015, one-third of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan vested. In addition, one-third of the options remained outstanding and will vest if 313 Acquisition LLC receives a return on its invested capital at a pre-established threshold, subject to the employee’s continued service through the receipt of such return. While our initial public offering did not itself constitute an event that would trigger vesting, subsequent sales by 313 Acquisition LLC of our common stock could result in the vesting of such options. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time or times. This decrease in retention incentive could cause significant turnover after these options vest. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We currently use in our solutions, and expect to continue to use in the future, software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public, however, our use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or remove the source code of our proprietary software to the public. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

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

Our solar energy customers primarily purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of March 31, 2016, the average FICO score of our customers was approximately 750. However, as we grow our business, we expect that the risk of customer defaults will increase. As a result, our reserve for this exposure is estimated to be $1.1 million as of March 31, 2016, and our future exposure may exceed the amount of such reserves.

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

For example, Arizona recently enacted statutes that require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. S.B. 1465, which took effect on December 31, 2015, required us to amend the standard legal-form lease we provide customers in Arizona to, among other things, include an acknowledgement by the customer of any restrictions on the ability to transfer ownership of the solar energy system or underlying property and provide contact information for any party that has the right to review or approve such a transfer. S.B. 1417, which will take effect ninety days after the close of the current state legislative session, will, among other things, require us to add additional customer acknowledgments of disclosures that already appear in our customer agreements (e.g., the customer’s right to cancel within three business days, the description of major solar energy system components, and certain payment details). Legislation proposed in California would require similar additional disclosures and potential new regulation of our industry.

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

In order to successfully transition to our own systems and operate as a standalone business, we entered into various agreements with Vivint in connection with our public offering. These include a master framework agreement providing the overall terms of the relationship and a transition services agreement detailing various information technology services that Vivint will provide. Vivint will provide each service until we agree that support from Vivint is no longer required for that service. The information technology services provided under the transition services agreement may not be sufficient to meet our needs and we may not be able to replace these services at favorable costs and on favorable terms, if at all. Any failure or significant downtime in our own financial or administrative systems or in Vivint’s financial or administrative systems during the transition period and any difficulty in separating our information technology services from Vivint’s information technology services and integrating newly developed or acquired information technology services into our business could result in unexpected costs, impact our results or prevent us from paying our suppliers and performing other technical, administrative and information technology services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to March 31, 2016, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.56. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings;
•	additions or departures of key personnel;
•	the failure of securities analysts to cover our common stock;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us or our stockholders;
•	the expiration of contractual lock-up agreements;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions;
•	changes in senior management such as the recent resignation of our former chief executive officer and appointment of an interim chief executive officer; and
•	potential acquisitions.

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

As of March 31, 2016, we had 106.7 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, 0.6 million and 0.7 million shares of our common stock reserved for future issuance under our Long-Term Incentive Plan were issued, vested and became immediately tradable without restriction in April 2015 and 2016. Approximately 2.7 million additional shares of our common stock reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction on the date that The Blackstone Group L.P., our sponsor, and its affiliates achieve specified returns on their invested capital. For more information regarding the shares reserved under our Long-Term Incentive Plan see the “Equity Compensation Plans” footnote in our annual report on form 10-K for the year ended December 31, 2015.

Further, options to purchase 9.3 million shares of common stock remained outstanding as of March 31, 2016, with 4.3 million of those shares being vested and exercisable as of March 31, 2016. Of the 5.0 million shares that are not yet vested, 1.7 million shares are subject to ratable time-based vesting over a five year period and 0.1 million shares are subject to time-based vesting over a four year period with 25% vesting after 1 year and 6.25% vesting quarterly thereafter. All shares subject to time-based vesting will become immediately tradable once vested. The remaining 3.2 million shares are subject to vesting upon certain performance conditions and will vest and become immediately tradable when 313 Acquisition LLC receives cash proceeds with respect to its holdings of our common stock in an amount that equals $500 million more than its cumulative investment in our common stock (which amount shall be equal to $75 million plus any amounts invested after November 16, 2012). As of March 31, 2016, 0.9 million restricted stock units remained outstanding, most of which are time-based and vest over four years with 25% vesting after 1 year and 6.25% vesting quarterly thereafter.

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

As of March 31, 2016, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 77% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

10.1†

Financing Agreement, dated as of March 14, 2016, by and among Vivint Solar Financing Holdings Parent, LLC, as Parent, Vivint Solar Financing Holdings, LLC, as Borrower, the Guarantors party thereto, the Lenders from time to time party thereto, and HighBridge Principal Strategies, LLC, as Collateral Agent and Administrative Agent

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

VIVINT SOLAR, INC.

Date: May 9, 2016	/s/ David Bywater
David Bywater Interim Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	/s/ Dana C. Russell
Dana C. Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)