Form 10-Q
period 2016-06-30
Vivint Solar, Inc.
filed 2016-08-08
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36642

VIVINT SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5605880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 West Ashton Blvd.

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

As of August 1, 2016, 107,713,152 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$69,614	$92,213
Accounts receivable, net	11,940	3,636
Inventories	3,867	631
Prepaid expenses and other current assets	16,000	17,078
Total current assets	101,421	113,558
Restricted cash and cash equivalents	19,552	15,035
Solar energy systems, net	1,303,904	1,102,157
Property and equipment, net	28,743	48,168
Intangible assets, net	1,901	2,031
Goodwill	—	36,601
Prepaid tax asset, net	364,536	277,496
Other non-current assets, net	15,034	14,024
TOTAL ASSETS(1)	$1,835,091	$1,609,070
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$54,268	$49,986
Accounts payable—related party	493	1,905
Distributions payable to non-controlling interests and redeemable non-controlling interests	9,820	11,347
Accrued compensation	19,111	13,758
Current portion of deferred revenue	11,674	4,968
Current portion of capital lease obligation	5,706	5,489
Accrued and other current liabilities	32,792	29,017
Total current liabilities	133,864	116,470
Capital lease obligation, net of current portion	7,962	10,055
Long-term debt	550,572	415,850
Deferred tax liability, net	299,870	216,033
Deferred revenue, net of current portion	37,772	43,304
Other non-current liabilities	9,171	28,565
Total liabilities(1)	1,039,211	830,277
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	150,686	169,541
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 107,696 shares issued and outstanding as of June 30, 2016; 1,000,000 authorized, 106,576 shares issued and outstanding as of December 31, 2015	1,077	1,066
Additional paid-in capital	532,611	530,646
Accumulated deficit	(31,617)	(12,769)
Total stockholders' equity	502,071	518,943
Non-controlling interests	143,123	90,309
Total equity	645,194	609,252
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$1,835,091	$1,609,070

(1)

The Company’s assets as of June 30, 2016 and December 31, 2015 include $1,237.9 million and $1,005.8 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,208.8 million and $990.6 million as of June 30, 2016 and December 31, 2015; cash and cash equivalents of $17.8 million and $12.0 million as of June 30, 2016 and December 31, 2015; accounts receivable, net, of $9.3 million and $3.1 million as of June 30, 2016 and December 31, 2015; other non-current assets, net of $1.2 million and a de minimis amount as of June 30, 2016 and December 31, 2015; and prepaid expenses and other current assets of $0.8 million and $0.1 million as of June 30, 2016 and December 31, 2015. The Company’s liabilities as of June 30, 2016 and December 31, 2015 included $64.5 million and $66.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $9.8 million and $11.3 million as of June 30, 2016 and December 31, 2015; deferred revenue of $45.7 million and $47.9 million as of June 30, 2016 and December 31, 2015; accrued and other current liabilities of $7.2 million and $3.9 million as of June 30, 2016 and December 31, 2015; and other non-current liabilities of $1.8 million and $3.3 million as of June 30, 2016 and December 31, 2015. For further information see Note 11—Investment Funds.

See accompanying notes to condensed consolidated financial statements

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Operating leases and incentives	$30,061	$15,301	$46,639	$23,881
Solar energy system and product sales	4,843	834	5,495	1,799
Total revenue	34,904	16,135	52,134	25,680
Operating expenses:
Cost of revenue—operating leases and incentives	38,538	33,295	76,298	57,175
Cost of revenue—solar energy system and product sales	3,716	476	4,138	914
Sales and marketing	10,813	18,697	23,461	25,130
Research and development	144	920	1,376	1,502
General and administrative	18,064	31,364	40,984	49,994
Amortization of intangible assets	155	3,721	420	7,484
Impairment of goodwill and intangible assets	—	—	36,601	4,506
Total operating expenses	71,430	88,473	183,278	146,705
Loss from operations	(36,526)	(72,338)	(131,144)	(121,025)
Interest expense	7,413	2,730	13,178	4,857
Other expense	309	60	339	373
Loss before income taxes	(44,248)	(75,128)	(144,661)	(126,255)
Income tax expense	8,055	14,577	13,204	23,425
Net loss	(52,303)	(89,705)	(157,865)	(149,680)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(64,674)	(103,358)	(139,017)	(175,482)
Net income available (loss attributable) to common stockholders	$12,371	$13,653	$(18,848)	$25,802
Net income available (loss attributable) per share to common stockholders:
Basic	$0.12	$0.13	$(0.18)	$0.24
Diluted	$0.11	$0.12	$(0.18)	$0.24
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	107,226	105,988	106,922	105,647
Diluted	111,380	109,794	106,922	109,424

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,865)	$(149,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,876	9,753
Amortization of intangible assets	420	7,484
Impairment of goodwill and intangible assets	36,601	4,506
Deferred income taxes	83,837	54,203
Stock-based compensation	2,467	20,610
Loss on removal of solar energy systems and property and equipment	259	—
Non-cash interest and other expense	2,997	1,672
Reduction in lease pass-through financing obligation	(1,666)	—
Excess tax effects from stock-based compensation	(981)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,304)	(3,586)
Inventories	(3,236)	432
Prepaid expenses and other current assets	2,307	252
Prepaid tax asset, net	(87,040)	(87,193)
Other non-current assets, net	(3,294)	(228)
Accounts payable	(1,078)	1,051
Accounts payable—related party	(1,412)	(154)
Accrued compensation	4,638	3,611
Deferred revenue	1,174	2,751
Accrued and other liabilities	1,578	10,927
Net cash used in operating activities	(108,722)	(123,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(211,622)	(234,050)
Payments for property and equipment, net	(1,514)	(3,402)
Change in restricted cash and cash equivalents	(4,517)	(6,132)
Purchase of intangible assets	(291)	(329)
Net cash used in investing activities	(217,944)	(243,913)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	183,263	168,783
Distributions paid to non-controlling interests and redeemable non-controlling interests	(11,813)	(10,689)
Proceeds from long-term debt	144,706	103,500
Payments on long-term debt	(4,150)	—
Payments for debt issuance costs	(6,230)	(3,078)
Proceeds from lease pass-through financing obligation	860	—
Principal payments on capital lease obligations	(3,059)	(2,070)
Proceeds from issuance of common stock	490	588
Excess tax effects from stock-based compensation	—	1,632
Payments for deferred offering costs	—	(589)
Net cash provided by financing activities	304,067	258,077
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,599)	(109,425)
CASH AND CASH EQUIVALENTS—Beginning of period	92,213	261,649
CASH AND CASH EQUIVALENTS—End of period	$69,614	$152,224
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of lessor-financed tenant improvements	$7,850	$—
Costs of solar energy systems included in changes in accounts payable, accrued compensation and other accrued liabilities	$6,662	$40,437
Property acquired under build-to-suit agreements	$2,896	$6,619
Sale-leaseback of property under build-to-suit agreements	$(28,456)	$—
Vehicles acquired under capital leases	$1,811	$4,728
Receivable for tax credit recorded as a reduction to solar energy system costs	$1,220	$1,318
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(1,527)	$(975)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. was incorporated as a Delaware corporation on August 12, 2011. Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company commenced operations in May 2011.

The Company primarily offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements and solar energy system leases. The Company also offers customers the option to purchase solar energy systems. The Company enters into customer contracts primarily through a sales organization that uses a direct-to-home sales model. The long-term customer contracts are typically for 20 years and require the customer to make monthly payments to the Company.

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

Merger Agreement with SunEdison

On July 20, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SunEdison, Inc., a Delaware corporation (“SunEdison”) and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison. The Merger Agreement was subsequently amended on December 9, 2015 to update the terms of the merger. The Company terminated the Merger Agreement on March 7, 2016. On March 8, 2016, the Company filed suit against SunEdison alleging that SunEdison willfully breached its obligations under the Merger Agreement and breached its implied covenant of good faith and fair dealing.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 14, 2016. The unaudited condensed consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other interim period or other future year.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 11—Investment Funds.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s principles of consolidation, investment tax credits, revenue recognition, solar energy systems, net, impairment of long-lived assets, goodwill impairment analysis, the recognition and measurement of loss contingencies, stock-based compensation, provision for income taxes, and non-controlling interests and redeemable non-controlling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Comprehensive Income (Loss)

As the Company has no other comprehensive income or loss, comprehensive income (loss) is the same as net income available (loss attributable) to common stockholders for all periods presented.

Debt Issuance Costs

During the six months ended June 30, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt obligation. ASU 2015-15 further clarified that this treatment is not required to be applied to revolving line-of-credit arrangements. The Company applied ASU 2015-03 on a retrospective basis; however, the Company’s long-term debt in all prior periods presented was comprised of revolving line-of-credit arrangements. As such, there is no change to the Company’s prior period condensed consolidated balance sheet. In 2016, the Company entered into term loan facilities that are presented net of debt issuance costs.

Intangible Assets – Internal-Use Software

During the six months ended June 30, 2016, the Company adopted ASU 2015-05, which requires that if a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The Company adopted this update prospectively, which did not have a significant impact on the Company’s condensed consolidated financial statements in the current period.

Other Changes

During the six months ended June 30, 2016, the Company consolidated its reporting segments as discussed in Note 18—Segment Information. There have been no other changes to the Company’s significant accounting policies as described in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016 through May 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers. The Company is evaluating the impact that these updates will have on its condensed consolidated financial statements. Additionally, ASU 2015-14 defers the effective date of ASU 2014-09 for the Company to January 1, 2018, with early adoption available on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating which transition method to use and does not expect the update to have a significant impact on its condensed consolidated financial statements and related disclosures based on its current business model.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 for public business entities and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company expects to apply the update upon its effectiveness in the first quarter of 2017 and expects the update to have an impact to its equity balance in the condensed consolidated balance sheet and all expense line items on the condensed consolidated statement of operations in the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. The Company has operating leases that will be affected by this update and is evaluating the impact on its condensed consolidated financial statements and disclosures. The Company expects to apply the update upon its effectiveness in the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This update is effective in fiscal years beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company does not expect the update to have a significant impact on its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out ("FIFO") or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out method. The update is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted. This update is not expected to have a significant impact on the condensed consolidated financial statements of the Company.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$100	$—	$100
Total financial assets	$—	$100	$—	$100

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

The carrying amounts of certain financial instruments of the Company, consisting of cash and cash equivalents excluding time deposits, accounts receivable, accounts payable, accounts payable—related party and distributions payable to redeemable non-controlling interests (all Level I) approximate fair value due to their relatively short maturities. Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s outstanding principal balance of long-term debt is carried at cost and was $556.4 million and $415.9 million as of June 30, 2016 and December 31, 2015. The Company estimated the fair values of long-term debt to approximate its carrying values as interest accrues at floating rates based on market rates. The Company did not realize gains or losses related to financial assets for any of the periods presented.

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Solar energy systems held for sale	$3,399	$121
Photovoltaic installation devices and software products	468	510
Total inventories	$3,867	$631

Solar energy systems held for sale are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a FIFO basis, or market. Photovoltaic installation devices and software products are stated at the lower of cost, on an average cost basis, or market.

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
System equipment costs	$1,092,752	$893,088
Initial direct costs related to solar energy systems	219,650	171,081
	1,312,402	1,064,169
Less: Accumulated depreciation and amortization	(50,471)	(32,505)
	1,261,931	1,031,664
Solar energy system inventory	41,973	70,493
Solar energy systems, net	$1,303,904	$1,102,157

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $9.7 million and $4.9 million for the three months ended June 30, 2016 and 2015. Depreciation and amortization expense related to solar energy systems of $18.0 million and $8.7 million was recorded for the six months ended June 30, 2016 and 2015.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2016	2015
Vehicles acquired under capital leases	3 years	$22,361	$24,149
Leasehold improvements	1-12 years	13,952	4,116
Furniture and computer and other equipment	3 years	6,755	6,524
		43,068	34,789
Less: Accumulated depreciation and amortization		(14,325)	(12,181)
		28,743	22,608
Build-to-suit lease asset under construction		—	25,560
Property and equipment, net		$28,743	$48,168

The Company recorded depreciation and amortization related to property and equipment of $2.8 million and $1.9 million for the three months ended June 30, 2016 and 2015. Depreciation and amortization expense related to property and equipment of $5.2 million and $3.4 million was recorded for the six months ended June 30, 2016 and 2015.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $1.6 million and $1.2 million was capitalized in solar energy systems, net for the three months ended June 30, 2016 and 2015. Depreciation on vehicles under capital leases of $3.3 million and $2.4 million was capitalized in solar energy systems, net for the six months ended June 30, 2016 and 2015.

Because of its involvement in certain aspects of the construction of a new headquarters building in Lehi, UT, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset and corresponding liabilities during the construction period. In May 2016, construction on the headquarters building was completed. The building qualified for sale-leaseback treatment. As such, the Company has removed the build-to-suit lease asset and liabilities from its condensed consolidated balance sheet as of June 30, 2016. For additional information regarding the related build-to-suit liabilities and the resulting ongoing lease, see Note 16—Commitments and Contingencies.

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Cost:
Internal-use software	$1,605	$1,591
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,492	2,478
Accumulated amortization:
Internal-use software	(304)	(219)
Developed technology	(158)	(126)
Trademarks/trade names	(49)	(39)
Customer relationships	(80)	(63)
Total accumulated amortization	(591)	(447)
Total intangible assets, net	$1,901	$2,031

The Company recorded amortization expense of $0.2 million and $3.7 million for the three months ended June 30, 2016 and 2015, which was included in amortization of intangible assets in the condensed consolidated statements of operations. The Company recorded amortization expense of $0.4 million and $7.5 million for the six months ended June 30, 2016 and 2015. An internal-use software asset of $0.3 million reached the end of its useful life during the six months ended June 30, 2016 and was removed from cost and accumulated amortization.

In February 2015, the Company decided to discontinue the external sales of two Vivint Solar Labs products: the SunEye and PV Designer. This discontinuance was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. In-process research and development, which was intended to generate Vivint Solar Labs product sales in the residential market, was discontinued and deemed fully impaired resulting in a charge of $2.1 million. Certain trade names that will no longer be utilized were deemed fully impaired resulting in a charge of $1.3 million. The SunEye and PV Designer developed technology assets were deemed fully impaired resulting in a charge of $0.7 million. Customer relationships were deemed partially impaired by $0.4 million due to the loss of external customers who purchased the discontinued products. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the six months ended June 30, 2015. In the second quarter of 2016, the Company resumed external sales of the SunEye product. These resumed sales were not significant for the three or six months ended June 30, 2016.

Goodwill Impairment

Annual Goodwill Impairment Test

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. As of December 31, 2015, the Company consisted of two operating segments: (1) Residential and (2) Commercial and Industrial (“C&I”). As the C&I business was created in 2015 by the Company, and not acquired, and the Company’s goodwill was recorded prior to 2015, all goodwill remains with the Residential operating segment. As such, the Company’s impairment test is based on a single operating segment and reporting unit structure.

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

The step one analysis resulted in the Company concluding that the carrying book value of its Residential reporting unit was higher than the business unit’s fair value. Because the Residential reporting unit failed the step one test, the Company was required to perform the step two test, which utilizes a notional purchase price allocation using the estimated fair value from step one as the purchase price to determine the implied value of the reporting unit’s goodwill. The completion of the step two test resulted in the determination that the $36.6 million of the Residential reporting unit’s goodwill was fully impaired. The $36.6 million impairment charge is shown in the line item impairment of goodwill and intangible assets in the Company’s condensed consolidated statements of operations.

In performing step one of the goodwill impairment test, it was necessary to determine the fair value of the Residential reporting segment. The fair value of the reporting unit was estimated using a discounted cash flow methodology (“DCF”). The market analysis included looking at the valuations of comparable public companies, as well as recent acquisitions of comparable companies. The Residential reporting unit is comprised of many differing consolidated entities and components that have been aggregated for operational and financial reporting purposes. The discount rate is applicable to the Residential reporting unit as a whole and is not intended for use for any individual asset, entity or component of the Company.

Two key inputs to the DCF analysis were the future cash flow projection and the discount rate. The Company used a 30-year future cash flow projection, based on the Company’s long-range forecast of current customer contracts and an estimate of customer renewals of 90% subsequent to the 20-year customer contract period, discounted to present value.

The discount rate was determined by estimating the reporting unit’s weighted average cost of capital, reflecting the nature of the reporting unit as a whole and the perceived risk of the underlying cash flows. In its DCF methodology, the Company used a 7.25% discount rate for the cash flows related to current customer contracts and a 9.25% discount rate for the estimated cash flows from customer renewals subsequent to the 20-year customer contract period. A higher discount rate was used for the estimated customer renewals due to the increased subjectivity of this cash flow stream. If the Company had varied the discount rates by 1.0%, it would not have impacted the ultimate results of the step one test. The excess of the carrying value over the fair value of the Residential reporting unit was approximately 15%.

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

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued payroll	$10,150	$6,918
Accrued commissions	7,555	6,840
Accrued severance	1,406	$—
Total accrued compensation	$19,111	$13,758

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Income tax payable	$9,283	$6,169
Current portion of lease pass-through financing obligation	4,671	3,835
Accrued professional fees	3,706	7,918
Accrued litigation settlements	2,690	1,790
Accrued return of lease pass-through upfront lease payment	2,500	—
Accrued unused commitment fees and interest	1,829	1,014
Sales and use tax payable	1,736	3,524
Deferred rent	1,732	1,064
Other accrued expenses	4,645	3,703
Total accrued and other current liabilities	$32,792	$29,017

10.	Debt Obligations

Debt obligations consisted of the following as of June 30, 2016 (in thousands, except interest rates):

		Unamortized			Unused
	Principal	Debt Issuance		Net Carrying	Borrowing
	Borrowings	Costs		Value	Capacity	Interest Rate	Maturity Date
Revolving lines of credit
Aggregation credit facility	$338,500	$—	(1)	$338,500	$36,500	3.7%	March 2018
Working capital credit facility	142,600	—	(1)	142,600	—	3.7	March 2020
Subordinated HoldCo credit facility	75,000	(5,662)		69,338	125,000	6.1	March 2020
Credit agreement	306	(172)		134	2,694	6.5	(2)
Total debt	$556,406	$(5,834)		$550,572	$164,194

Debt obligations consisted of the following as of December 31, 2015 (in thousands, except interest rates):

		Unamortized			Unused
	Principal	Debt Issuance		Net Carrying	Borrowing
	Borrowings	Costs		Value	Capacity	Interest Rate	Maturity Date
Aggregation credit facility	$269,100	$—	(1)	$269,100	$105,900	3.8%	March 2018
Working capital credit facility	146,750	—	(1)	$146,750	—	3.5	March 2020
Total debt	$415,850	$—		$415,850	$105,900

(1) Revolving lines of credit are not presented net of unamortized debt issuance costs. See Note 2—Summary of Significant Accounting Policies.

(2) Quarterly payments of principal and interest are payable over a seven year term. The seven year term begins after the final completion date of the underlying solar energy systems.

Subordinated HoldCo Facility

In March 2016, the Company entered into a financing agreement (the “Subordinated HoldCo Facility,” formerly known as the “Term Loan Facility”) pursuant to which it may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by Highbridge Principal Strategies, LLC. The borrower under the Subordinated HoldCo Facility is Vivint Solar Financing Holdings, LLC, one of the Company’s subsidiaries. The initial $75.0 million in borrowings are referred to as “Tranche A” borrowings. The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to the first anniversary of the closing date. Such subsequent borrowings, if any, are referred to as “Tranche B” borrowings. If no Tranche B borrowings are incurred, the Company must repay outstanding Tranche A borrowings in December 2016. If any Tranche B borrowings are incurred, the maturity date for all borrowings will be extended to the fourth anniversary of the closing date. If any Tranche B borrowings are incurred, the Company may not prepay any borrowings until the second anniversary of the closing date and any subsequent prepayments of principal are subject to a fee equal to 3.0%. No Tranche B borrowings had been incurred as of June 30, 2016. Borrowings under the Subordinated HoldCo Facility will be used for the construction and acquisition of solar energy systems.

Interest on the Tranche A borrowings accrues at a floating rate of the London Interbank Offer Rate (“LIBOR”) plus 5.5%, provided that if any Tranche B borrowings are incurred, the interest rate increases to a floating rate of LIBOR plus 8.0% for the entire principal amount outstanding. The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s subsidiaries and the parent company of the borrower and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Interest expense for the Subordinated HoldCo Facility was approximately $1.6 million and $1.8 million for the three and six months ended June 30, 2016. No interest expense was recorded for the three and six months ended June 30, 2015. A $3.0 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Subordinated HoldCo Facility.

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

Prepayments are permitted under the Aggregation Facility, and the principal and accrued interest on any outstanding loans mature in March 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.50% after such period. Interest is payable at the end of each interest period that the Company may elect as a term of either one, two or three months.

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

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of June 30, 2016, the Company was in compliance with such covenants. As of June 30, 2016, the Company has not entered into any interest rate hedges, which the Company is required to obtain by September 13, 2016.

As of June 30, 2016, the remaining borrowing capacity was $36.5 million, which was available but undrawn.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $4.2 million and $2.3 million for the three months ended June 30, 2016 and 2015. Interest expense was approximately $8.2 million and $4.4 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, the current portion of debt issuance costs of $4.0 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $2.9 million was recorded in other non-current assets, net in the condensed consolidated balance sheet. In addition, a $6.6 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Working Capital Credit Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. In addition to the outstanding borrowings as of June 30, 2016, the Company had established letters of credit under the Working Capital Facility for up to $7.4 million related to insurance contracts. As such, there was no remaining borrowing capacity available as of June 30, 2016.

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

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of June 30, 2016, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $1.5 million and $0.4 million for the three months ended June 30, 2016 and 2015. Interest expense was approximately $3.0 million and $0.4 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, the current portion of debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $1.5 million was recorded in other non-current assets, net in the condensed consolidated balance sheet.

Credit Agreement

In February 2016, a subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) pursuant to which Goldman Sachs, through GSUIG Real Estate Member LLC, committed to lend an aggregate principal amount of $3.0 million. Proceeds from the Credit Agreement are to be used for the deployment of certain solar energy systems. Quarterly payments of principal and interest are due over a seven year term. The seven year term begins after the final completion date of the underlying solar energy systems. Interest accrues on borrowings at a rate of 6.50%.  The repayment term had not yet begun as of June 30, 2016. Interest expense under the Credit Agreement was de minimis for the three and six months ended June 30, 2016. No interest expense was recorded for the three and six months ended June 30, 2015.

Interest Expense and Amortization of Debt Issuance Costs

For the three months ended June 30, 2016 and 2015, total interest expense incurred under all debt obligations was approximately $7.3 million and $2.7 million, of which $1.5 million and $0.9 million was amortization of debt issuance costs. For the six months ended June 30, 2016 and 2015, total interest expense incurred under all debt obligations was approximately $13.0 million and $4.8 million, of which $2.7 million and $1.7 million was amortization of debt issuance costs.

11.	Investment Funds

As of June 30, 2016, the Company had 17 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$17,832	$12,014
Accounts receivable, net	9,288	3,063
Prepaid expenses and other current assets	802	121
Total current assets	27,922	15,198
Solar energy systems, net	1,208,794	990,609
Other non-current assets, net	1,190	18
Total assets	$1,237,906	$1,005,825
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$9,820	$11,347
Current portion of deferred revenue	8,169	4,824
Accrued and other current liabilities	7,208	3,869
Total current liabilities	25,197	20,040
Deferred revenue, net of current portion	37,505	43,094
Other non-current liabilities	1,779	3,283
Total liabilities	$64,481	$66,417

Residential Investment Funds

As of June 30, 2016, the Company had 17 residential investment funds. Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of June 30, 2016 and December 31, 2015, the cumulative total of contributions into the VIEs by all investors was $956.2 million and $773.0 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods.

C&I Investment Fund

In June 2016, the Company terminated its C&I investment fund. No projects were purchased by the fund. As such, the Company did not have any assets or liabilities associated with the fund. In June 2016, the Company paid a fee of $1.0 million to the C&I fund investor to terminate the fund and release any and all claims.

Lease Pass-Through Financing Obligation

In July 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributes solar energy systems and the investor contributes cash. The net carrying value of the related solar energy systems was $63.9 million and $64.7 million as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, the Company had recorded financing liabilities of $44.5 million and $47.3 million related to this fund arrangement as deferred revenue in its condensed consolidated balance sheets.

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

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. As discussed in “C&I Investment Fund” above, the Company paid a $1.0 million termination fee as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company had accrued $3.5 million and $5.2 million in distributions to reimburse fund investors a portion of their upfront lease payments and capital contributions in order to true-up the investors’ expected rate of return primarily due to delays in solar energy systems being interconnected to the power grid.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of June 30, 2016 and December 31, 2015, which is classified as restricted cash and cash equivalents on the condensed consolidated balance sheets.

12.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30,	December 31,
	2016	2015
Shares available for grant under equity incentive plans	10,287	12,267
Stock options issued and outstanding	8,441	9,277
Restricted stock units issued and outstanding	7,566	930
Long-term incentive plan	2,705	3,382
Total	28,999	25,856

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2015	$169,541
Contributions from redeemable non-controlling interests	41,053
Distributions to redeemable non-controlling interests	(4,402)
Net loss	(55,506)
Balance as of June 30, 2016	$150,686

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2015	$518,943	$90,309	$609,252
Stock-based compensation expense	2,467	—	2,467
Excess tax effects from stock-based compensation	(981)	—	(981)
Issuance of common stock	490	—	490
Contributions from non-controlling interests	—	142,210	142,210
Distributions to non-controlling interests	—	(5,885)	(5,885)
Net loss	(18,848)	(83,511)	(102,359)
Balance as of June 30, 2016	$502,071	$143,123	$645,194

Non-Controlling Interests and Redeemable Non-Controlling Interests

Six of the investment funds include a right for the non-controlling interest holder to elect to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund after a stated period of time (each, a “Put Option”). In one of the investment funds, the Company’s wholly owned subsidiary has the right to elect to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (a “Call Option”) after the expiration of the non-controlling interest holder’s Put Option. In the five other investment funds that have Put Options, the Company’s wholly owned subsidiary has a Call Option for a stated period prior to the effectiveness of the Put Option. In ten other investment funds there is a Call Option which is exercisable after a stated period of time. One investment fund has neither a Put Option nor a Call Option.

The purchase price for the fund investor’s interest in the six investment funds under the Put Options is the greater of fair market value at the time the option is exercised and a specified amount, ranging from $0.7 million to $4.1 million. The Put Options for these six investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Put Options are expected to become exercisable prior to 2019.

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying values of redeemable non-controlling interests at June 30, 2016 and December 31, 2015 were greater than or equal to the redemption values.

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

13.	Equity Compensation Plans

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

As of June 30, 2016, a total of 10.3 million shares of common stock are available to grant under the 2014 plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.3 million shares became available to grant at the beginning of 2016 under the 2014 Plan.

As of June 30, 2016, there were 0.1 million time-based stock options, 6.0 million restricted stock units (“RSUs”), and 1.6 million performance share units (“PSUs”) outstanding under the 2014 Plan. The time-based options are subject to ratable time-based vesting over four years. The RSUs are subject to ratable time-based vesting over one to four years. The PSUs vest quarterly or annually over one to four years subject to individual participants’ achievement of respective quarterly or annual performance goals.

2013 Omnibus Incentive Plan; Non-plan Option Grant

The Company’s 2013 Omnibus Incentive Plan (the “Omnibus Plan”) was terminated in connection with the adoption of the 2014 Plan in September 2014, and accordingly no additional shares are available for grant under the Omnibus Plan. The Omnibus Plan will continue to govern outstanding awards granted under the plan.

During 2014 and 2013, the Company granted stock options of which one-third are subject to ratable time-based vesting over a five year period and two-thirds are subject to vesting upon certain performance conditions and the achievement of certain investment return thresholds by 313 Acquisition LLC, a subsidiary of the Company’s Sponsor. Certain of the performance options were modified as described in the section captioned “Equity Award Modifications”. The stock options have a ten-year contractual period.

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

As of June 30, 2016, 1.1 million shares of common stock had been awarded to participants under the LTIP. As of June 30, 2016, 2.7 million shares remained outstanding, as 0.3 million shares represented the exercise price that were returned to the 2014 Plan.

Equity Award Modifications

Former CEO Resignation

On May 2, 2016, the Company accepted the resignation of its former CEO. Pursuant to a separation agreement, the Company accelerated the vesting of 0.2 million of the former CEO’s stock options. Further, all of the CEO’s vested stock options were modified such that they will remain exercisable until the third anniversary of his termination date. As a result of these modifications, the Company recorded incremental stock-based compensation expense of $0.7 million.

Interim CEO Equity Awards

On May 2, 2016, the Company appointed an interim CEO. In connection with his appointment, the interim CEO was awarded 1.0 million stock options pursuant to the 2014 Plan. The stock options vest on the first anniversary of his start date, or, if earlier, on the date on which a successor CEO is appointed. On May 11, 2016, the Company cancelled such stock options and granted the interim CEO 0.5 million RSUs which vest on the first anniversary of his start date, or, if earlier, on the date on which a successor CEO is appointed. This was accounted for as a modification; however, there was no incremental value arising from the modification.

Omnibus Plan Performance Options

In May 2016, the Company modified the unvested Omnibus Plan performance options (the “Tier II Options”). The modified Tier II Options vest annually over three years with the first vesting date occurring in May 2017. The original performance condition for the Tier II Options remains in effect and will trigger immediate vesting of the Tier II Options if it is met prior to the three year time-based vesting period. Due to the modification, the Company now considers the Tier II Options to be time-based options. Additionally, the Company will record incremental stock-based compensation expense of approximately $1.5 million over the three year time-based vesting period, subject to immediate acceleration if the performance condition is met prior to the three year time-based vesting period.

Stock Options

Stock Option Activity

Stock options are granted under the 2014 Plan and Omnibus Plan as described above. Stock option activity for the six months ended June 30, 2016 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2015	9,277	$1.36		$76,488
Granted	1,000	3.21
Exercised	(379)	1.29
Cancelled	(1,457)	2.79
Outstanding—June 30, 2016	8,441	$1.34	6.7	$15,972
Options vested and exercisable—June 30, 2016	4,042	$1.28	6.5	$7,722
Options vested and expected to vest—June 30, 2016	5,872	$1.39	6.8	$11,023

The weighted-average grant date fair value of time-based stock options granted during the six months ended June 30, 2016 and 2015 was $2.23 and $9.39 per share. No performance-based stock options were granted during the six months ended June 30, 2016 and 2015. The total intrinsic value of options exercised for the six months ended June 30, 2016 and 2015 was $0.7 million and $6.7 million. Intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

The total fair value of stock options vested for the six months ended June 30, 2016 and 2015 was $1.0 million and $13.8 million.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition. The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2016	2015
Expected term (in years)	5.5	6.2
Volatility	85.0%	89.0%
Risk-free interest rate	1.4%	1.8%
Dividend yield	0.0%	0.0%

Restricted Stock Units

RSUs are granted under the 2014 Plan and the LTIP as described above. RSU activity for the six months ended June 30, 2016 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2015	930	$12.84
Granted	7,725	2.64
Vested	(740)	6.53
Forfeited	(349)	4.96
Outstanding at June 30, 2016	7,566	$3.40

The total fair value of RSUs vested was $2.6 million and $8.7 million for the six months ended June 30, 2016 and 2015. The Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$637	$2,295	$940	$2,573
Sales and marketing	1,613	9,070	1,613	9,303
General and administrative	(553)	6,432	553	8,610
Research and development	(855)	106	(639)	124
Total stock-based compensation	$842	$17,903	$2,467	$20,610

During the six months ended June 30, 2016, several of the Company’s senior management, including the Company’s former CEO, left the Company. The Company reversed all stock-based compensation expense for awards that were forfeited by the terminated employees, which reduced stock-based compensation expense for the three and six months ended June 30, 2016 below historical levels. As a result of these and other terminations, the Company increased its forfeiture rate during the six months ended June 30, 2016, which is reflected in stock-based compensation expense for the three and six months ended June 30, 2016.

Unrecognized stock-based compensation expense, net of estimated forfeitures, for time-based stock options, RSUs and PSUs as of June 30, 2016 was as follows (in thousands, except years):

	Unrecognized
	Stock-Based	Weighted-
	Compensation	Average Period
	Expense	of Recognition
Time-based stock options	$2,474	2.7
RSUs and PSUs	18,085	1.8
Total unrecognized stock-based compensation expense as of June 30, 2016	$20,559

14.	Income Taxes

The income tax expense for the three months ended June 30, 2016 and 2015 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (18.2)% and (19.4)%. For the six months ended June 30, 2016 and 2015, the Company’s consolidated effective income rate was (9.1)% and (18.6)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2016 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, and for the six months ended June 30, 2016, the goodwill impairment charge. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2015 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net, of $364.5 million and $277.5 million as of June 30, 2016 and December 31, 2015.

Uncertain Tax Positions

As of June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits. There was no interest and penalties accrued for any uncertain tax positions as of June 30, 2016 and December 31, 2015. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

15.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue—operating leases and incentives	$869	$1,439	$2,016	$2,929
Sales and marketing	572	883	1,096	1,261
General and administrative	128	4,589	281	4,802

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, APX Group, Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint primarily provides the Company with information technology and infrastructure and certain other services. The Company incurred fees under these agreements of $1.0 million and $2.3 million for the three months ended June 30, 2016 and 2015, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $2.4 million and $4.1 million for the six months ended June 30, 2016 and 2015.

Payables to Vivint recorded in accounts payable—related party were $0.5 million and $1.9 million as of June 30, 2016 and December 31, 2015. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $3.3 million and $2.9 million as of June 30, 2016 and December 31, 2015. The Company provided a reserve of $1.2 million and $0.7 million as of June 30, 2016 and December 31, 2015 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.9 million and $1.7 million as of June 30, 2016 and December 31, 2015, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 11—Investment Funds. The Company has also entered into a Backup Maintenance Servicing Agreement with Vivint in which Vivint will provide maintenance servicing of the fund assets in the event that the Company is removed as the service provider for the funds. No services have been performed by Vivint under this agreement.

16.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $4.5 million and $2.4 million for the three months ended June 30, 2016 and 2015. The aggregate expense incurred under these operating leases was $8.6 million and $4.7 million for the six months ended June 30, 2016 and 2015.

Build-to-Suit Lease Arrangements

In September 2014, the Company entered into a non-cancellable lease whereby the Company would terminate the current lease for its corporate headquarters in Lehi, UT and move into another building (the “New Headquarters”) that was being constructed in the same general location. Because of its involvement in certain aspects of the construction of the New Headquarters per the terms of the lease, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset and corresponding build-to-suit lease liabilities during the construction period.

In May 2016, construction on the New Headquarters was completed and the Company commenced occupancy. The building qualified for sale-leaseback treatment. As such, the Company removed the build-to-suit lease asset and liabilities from its condensed consolidated balance sheet as of June 30, 2016. The New Headquarters lease is classified and accounted for as a non-cancellable operating lease.

Letters of Credit

During the six months ended June 30, 2016, the Company fulfilled its obligations under a forward contract to sell SRECs entered into in November 2013. As a result, the related $1.8 million stand-by letter of credit that was outstanding at December 31, 2015 was cancelled during the six months ended June 30, 2016. The corresponding time deposit was released during the six months ended June 30, 2016.

As of June 30, 2016, the Company had established letters of credit under the Working Capital Facility for up to $7.4 million related to insurance contracts.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. For further information see Note 11—Investment Funds.

Legal Proceedings

In September 2014, two former installation technicians of the Company, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against the Company and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for the Company’s payment of $1.7 million to be paid out to the purported class members. The settlement agreement has received preliminary approval from the Court, with final approval hearing set for September 30, 2016. As of June 30, 2016, a $1.7 million reserve was recorded related to this proceeding in the Company’s condensed consolidated financial statements.

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

On July 31, 2015, a putative class action lawsuit was filed in the Court of Chancery State of Delaware against the Company’s directors, SunEdison, and TerraForm Power (“TerraForm”), alleging that the proposed acquisition by SunEdison is unfair to the Company’s stockholders. On August 7, 2015, a second putative class action lawsuit was filed in the same court alleging similar claims, and including 313, Acquisition, LLC as a named defendant. Both complaints seek injunctive relief and unspecified damages. On or about September 10, 2015, two purported class action lawsuits were also filed in Utah's Fourth District State Court (the "Utah Actions"), alleging similar claims to the complaints previously filed in the Delaware Chancery Court. On September 22, 2015, the Company, through counsel notified plaintiff's counsel in the Utah Actions that pursuant to the Company's Articles of Incorporation, any such derivative action was subject to exclusive jurisdiction in the Delaware Chancery Court, and accordingly, the Utah Actions should be dismissed. After a December 2015 amendment to the proposed acquisition, a new complaint was filed in the Delaware Chancery Court on January 11, 2016. As a result of the termination of the SunEdison acquisition, plaintiffs filed a motion for voluntary dismissal of the complaint in this action. On April 20, 2016, the Delaware court entered the dismissal of this case.

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

On March 8, 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which the Company was to be acquired and breached its implied covenant of good faith and fair dealing. The Company is seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy, thereby creating a temporary stay on the prosecution of the Company’s litigation in the Delaware court. The Company is participating in the bankruptcy case so as to maximize the recovery from the claims against SunEdison. On July 7, 2016, the Company filed a motion with the bankruptcy court seeking to lift the stay and allow the Company to litigate its claim against SunEdison.

In March 2016, a civil complaint was filed against the Company alleging negligence and related claims arising from damage to a customer’s residence. In June 2016, the Company reached agreement between the Company, the plaintiffs and the Company’s liability insurance provider to participate in an arbitration proceeding that will determine the extent of the damages – with a minimum amount set at $1.0 million and a maximum amount set at $3.0 million. Based on the above agreement, a $1.0 million reserve was recorded related to this matter in the Company’s condensed consolidated financial statements. The Company anticipates that the entirety of any damage award will be satisfied by its liability insurance provider and a related $1.0 million receivable was recorded in its condensed consolidated financial statements.

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

17.	Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income available (loss attributable) per share to common stockholders for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income available (loss attributable) to common stockholders	$12,371	$13,653	$(18,848)	$25,802
Denominator:
Shares used in computing net income available (loss attributable) per share to common stockholders, basic	107,226	105,988	106,922	105,647
Weighted-average effect of potentially dilutive shares to purchase common stock	4,154	3,806	—	3,777
Shares used in computing net income available (loss attributable) per share to common stockholders, diluted	111,380	109,794	106,922	109,424
Net income available (loss attributable) per share to common stockholders:
Basic	$0.12	$0.13	$(0.18)	$0.24
Diluted	$0.11	$0.12	$(0.18)	$0.24

In May 2016, the Company modified the unvested performance stock options to vest annually over three years with the first vesting date occurring in May 2017. See Note 13—Equity Compensation Plans. As such, all stock options were considered in the computation of diluted net income (loss) per share on a weighted-average basis for the three months ended June 30, 2016. For the three months ended June 30, 2016, 0.5 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the six months ended June 30, 2016, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period. For the three and six months ended June 30, 2015, a de minimis number of shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive.

As of June 30, 2015, stock-based awards for 3.4 million underlying shares of common stock were subject to performance conditions that had not yet been met. Accordingly, these performance-based stock awards were not included in the computation of diluted net income per share for the three and six months ended June 30, 2015. In addition, awards remaining to be granted under the LTIP Pools were not included in the computation of diluted net income per share as these shares had not been granted as of June 30, 2016 and 2015.

18.	Segment Information

Since the second quarter of 2015, the Company had aligned its operations as two reporting segments, (1) Residential and (2) C&I, as the result of entering into a C&I investment fund with plans to service customers in the C&I market. During that time, no projects were initiated within the fund and no revenue was recorded in the C&I segment. In June 2016, the Company ended its C&I investment fund and settled with a $1.0 million termination fee. As a result of this termination, the Company realigned and consolidated its reporting segments as the Residential segment, which is now the Company’s only reporting segment. No restatement of prior periods is necessary, as the restated prior periods are the previously disclosed condensed consolidated statements of operations for quarterly reporting.

Operating expenses in the C&I segment included sales and marketing and general and administrative. For the three and six months ended June 30, 2016, sales and marketing expenses were a de minimis amount and $0.3 million. For the three and six months ended June 30, 2016, general and administrative expenses were $(0.9) million and $1.5 million. In the first quarter of 2016, the Company had accrued a $2.1 million non-utilization fee which was subsequently settled with a $1.0 million termination fee in the second quarter of 2016. The reduction in the accrual was recognized in C&I general and administrative expenses during the three months ended June 30, 2016. The Company did not have any assets or liabilities associated with the C&I fund. For additional information regarding the termination of the C&I investment fund, see Note 11—Investment Funds.

19.	Subsequent Events

On August 4, 2016, the Company entered into a credit agreement (the “Term Loan Facility”) pursuant to which it may borrow up to an aggregate principal amount of $313.0 million with certain financial institutions for which Investec Bank PLC is acting as administrative agent, issuing bank, joint bookrunner and joint lead arranger. The borrower under the Term Loan Facility is Vivint Solar Financing II, LLC, a wholly owned indirect subsidiary of the Company. Upon closing, the Company’s subsidiary incurred $300.0 million aggregate principal amount of term borrowings and may draw up to $13.0 million of letters of credit. Proceeds of the Term Loan Facility will be used to (1) repay existing indebtedness under the Aggregation Facility with respect to the portfolio of projects being used as collateral for the Term Loan Facility (the “Portfolio”), (2) fund the debt service reserve account if not funded through the letter of credit facility and other agreed reserves, (3) pay transaction costs and fees in connection with the Term Loan Facility and (4) distribute to the Company as reimbursement for capital costs associated with deployment of the Portfolio. An escrow account will be established with respect to a portion of the term borrowings with respect to those systems in the Portfolio that have not been placed in service as of the closing date, with a single disbursement of such remaining amounts to occur once such systems have been placed in service, subject to compliance with the Portfolio concentration restrictions and limitations related to the Portfolio.

For the initial four years of the term of the Term Loan Facility, interest on borrowings accrue at an annual rate equal to LIBOR plus 3.00%. Thereafter interest accrues at an annual rate equal to LIBOR plus 3.25%. In addition, the Company is required to enter into interest rate hedging arrangements with the joint lead arrangers or their affiliates such that at least 75% of the aggregate principal amount of the outstanding term loans are subject to a fixed interest rate or other interest rate protection by no later than 30 business days following the closing date of the Term Loan Facility. Certain principal payments are due on a quarterly basis, at the end of January, April, July and October of each year, subject to the occurrence of certain events, including failure to meet certain distribution conditions, proceeds received by the borrower or subsidiary guarantors in respect of casualties, and proceeds received for purchased systems. Principal and interest payable under the Term Loan Facility mature in five years and optional prepayments, in whole or in part, are permitted under the Term Loan Facility, without premium or penalty apart from any customary LIBOR breakage provisions.

The Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account shall be funded at closing in an amount at least equal to the next six months of scheduled principal and interest associated with the term borrowings, and the borrower is required to maintain an average debt service coverage ratio of 1.55 to 1.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the underlying investment funds. In addition, the Company shall guarantee certain obligations of the borrower under the Term Loan Facility.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the income tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to sustain and manage growth while reducing and managing costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company APX Group, Inc., or Vivint, and The Blackstone Group L.P., our sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation and other disputes;
•	our ability to maintain our brand and protect our intellectual property; and
•	our expectation regarding remediation of the material weakness in our internal control over financial reporting.

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

We sell the electricity that our solar energy systems produce through long-term power purchase agreements or lease solar energy systems through long-term leases. Under either contract type, we install our solar energy system at our customer’s home and bill the customer monthly. In the second quarter of 2016, we became more selective in our installation policies to increase incremental value by limiting the installation of smaller system sizes and limiting installations on certain roof types. We will continue to review installation policies as our processes become more efficient and power rates increase. In the power purchase agreement structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. We provide our lease customers a performance guarantee, under which we agree to make a payment at the end of each year to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. The power purchase agreement and lease terms are typically for 20 years, and virtually all the prices that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. We do not believe that either form of long-term customer contract is materially more advantageous to us than the other. We also offer our customers the option to purchase solar energy systems through a third-party loan offering or cash purchase.

We compete mainly with traditional utilities. In the markets we serve, our strategy is to price the energy we sell below prevailing retail electricity rates. As a result, the price our customers pay to buy energy from us varies depending on the state where the customer is located and the local traditional utility. In markets that are also served by other distributed solar energy system providers, the price we charge also depends on customer price sensitivity, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. We have also begun changing our pricing in certain markets to maximize returns on investment. We will continue to evaluate our pricing in all markets on a quarterly basis and make adjustments to optimize our use of capital based on market conditions and utility rates. In addition, we have renewed collaboration on a joint lead generation program with our sister company Vivint with the goal of driving additional growth.

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by co-investing or entering into lease arrangements with fund investors who value the resulting customer receivables and investment tax credits, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” As of July 31, 2016, we had raised 17 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.8 billion. As of July 31, 2016, we had residential tax equity commitments to fund approximately 24 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $98 million. The terms and conditions of each investment fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional investment funds.

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

On July 20, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SunEdison, Inc., a Delaware corporation, or SunEdison, and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison. The Merger Agreement was subsequently amended on December 9, 2015 to update the terms of the merger. We terminated the Merger Agreement on March 7, 2016. On March 8, 2016, we filed suit against SunEdison alleging that SunEdison willfully breached its obligations under the Merger Agreement and breached its implied covenant of good faith and fair dealing.

Recent Developments

Change in Executive Leadership

In May 2016, our board of directors accepted Greg Butterfield’s resignation from the board and from his position as president and chief executive officer of our company. Pursuant to a separation agreement and release of claims entered into with the company, Mr. Butterfield will receive payments and benefits, including a severance payment of $1.0 million, payable over an 18-month period, the acceleration of 0.2 million options to purchase shares of the company’s common stock and modification of all vested stock options to be exercisable until the third anniversary of his termination date. As a result of the modifications, we recorded incremental stock-based compensation expense of $0.7 million during the six months ended June 30, 2016.

We also announced the appointment of David Bywater as our interim chief executive officer. Mr. Bywater will serve as our primary executive officer while we conduct a search for a new chief executive officer. Mr. Bywater will take a leave of absence from his current employer, Vivint, while he serves as our interim chief executive officer.

Term Loan Facility

On August 4, 2016, we entered into a credit agreement, or the Term Loan Facility, pursuant to which we may borrow up to an aggregate principal amount of $313.0 million with certain financial institutions for which Investec Bank PLC is acting as administrative agent, issuing bank, joint bookrunner and joint lead arranger. The borrower under the Term Loan Facility is Vivint Solar Financing II, LLC, our wholly-owned indirect subsidiary. Pursuant to the Term Loan Facility, our subsidiary incurred $300.0 million aggregate principal amount of term borrowings and may draw up to $13.0 million of letters of credit. Proceeds of the Term Loan Facility will be used to (1) repay existing indebtedness under the Aggregation Facility (as defined in the section captioned “Liquidity and Capital Resources — Aggregation Credit Facility”) with respect to the portfolio of projects being used as collateral for the Term Loan Facility, or the Portfolio, (2) fund the debt service reserve account if not funded through the letter of credit facility and other agreed reserves, (3) pay transaction costs and fees in connection with the Term Loan Facility and (4) distribute to us as reimbursement for capital costs associated with deployment of the Portfolio. For additional details regarding the Term Loan Facility, please see the section captioned “Liquidity and Capital Resources — Sources of Funds.”

Key Operating Metrics

We regularly review a number of metrics, including the following key operating metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Some of our key operating metrics are estimates. These estimates are based on our management’s beliefs and assumptions and on information currently available to management. Although we believe that we have a reasonable basis for each of these estimates, these estimates are based on a combination of assumptions that may not prove to be accurate over time, particularly given that a number of them involve estimates of cash flows up to 30 years in the future. Underperformance of the solar energy systems, payment defaults by our customers, cancellation of signed contracts, competition from other distributed solar energy companies, development in the distributed solar energy market and the energy market more broadly, technical innovation or other factors described under the section of this report captioned “Risk Factors” could cause our actual results to differ materially from our calculations. Furthermore, while we believe we have calculated these key metrics in a manner consistent with those used by others in our industry, other companies may in fact calculate these metrics differently than we do now or in the future, which would reduce their usefulness as a comparative measure. As our commercial and industrial, or C&I, fund was not operational during the six months ended June 30, 2016 and was terminated as of June 30, 2016, the following metrics do not include any C&I activity.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Solar energy system installations	8,641	9,312	16,345	15,738
Megawatts installed	61.4	65.5	116.3	111.7

	June 30,	December 31,
	2016	2015
Cumulative solar energy system installations	84,872	68,527
Cumulative megawatts installed	575.2	458.9
Estimated nominal contracted payments remaining (in millions)	$2,255.3	$1,871.9
Estimated retained value under energy contracts (in millions)	$862.0	$705.6
Estimated retained value of renewal (in millions)	$252.9	$200.5
Estimated retained value (in millions)	$1,115.0	$906.1
Estimated retained value per watt	$1.95	$1.98

Seasonality

We experience seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from power purchase agreements is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, operating leases and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, given that we are in a rapidly growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. GAAP require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, cash flows and related footnote disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our future condensed consolidated financial statements will be affected to the extent that our actual results materially differ from these estimates.

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

During the six months ended June 30, 2016, we had a change in estimate regarding the carrying value of our goodwill. In conjunction with the acquisition by SunEdison failing to occur, our market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 7—Intangible Assets and Goodwill.

During the six months ended June 30, 2016, we consolidated our reporting segments as the Residential segment, which is now our only reporting segment. See Note 18—Segment Information. There have been no other material changes to these critical accounting policies and estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Components of Results of Operations

Revenue

We classify and account for long-term customer contracts as operating leases. We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. We also apply for and receive solar renewable energy certificates, or SRECs, in certain jurisdictions for power generated by our solar energy systems. We generally recognize revenue related to the sale of SRECs upon delivery. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities, which may lead to fluctuations in our quarterly results. During the three months ended June 30, 2016 and 2015, approximately 15% and 9% of our revenue was attributable to SREC sales. During the six months ended June 30, 2016 and 2015, approximately 16% and 13% of our revenue was attributable to SREC sales. Less than 1% of our revenue was attributable to state and local rebates and incentives in all periods presented. There were no C&I revenues recognized in the periods presented.

We recognize revenue related to the sale of solar energy systems to customers when interconnected to the power grid. We also recognize revenue related to the sale of photovoltaic installation devices and software products, a portion of which consists of post-contract customer support. In the second quarter of 2016, we resumed external sales of the SunEye product, which sales had been discontinued in the first quarter of 2015. These resumed sales were not significant for the three or six months ended June 30, 2016.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Operating leases and incentives	$30,061	$15,301	$46,639	$23,881
Solar energy system sales	4,525	225	4,646	301
Photovoltaic installation devices and software products	318	609	849	1,498
Total revenue	$34,904	$16,135	$52,134	$25,680

Operating Expenses

Cost of Revenue.     Cost of operating leases and incentives is comprised of solar energy system depreciation and amortization of initial direct costs; and indirect costs related to the processing, account creation, design, installation, interconnection and servicing of solar energy systems, including personnel costs not directly associated to a solar energy system installation, stock-based compensation, warehouse rent, utilities, fleet vehicle executory costs and solar energy system inventory write-offs. Under our direct sales model, a vast majority of payments to our direct sales personnel are customer acquisition commissions, which are capitalized as initial direct costs. The cost related to the sales of SRECs is limited to broker fees, which are only paid in connection with certain transactions. Accordingly, the sale of SRECs in a quarter favorably impacts our operating results for that period. We expect our cost of operating leases and incentives revenue will increase in absolute dollars in the second half of 2016 compared to the first half of 2016.

Cost of solar energy system and product sales consists of direct and indirect material and labor costs for solar energy systems sold to customers. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of photovoltaic installation devices and software products. We recognize the cost of solar energy system and product sales as the solar energy systems sold to customers are interconnected to the power grid and other revenue recognition criteria are met. We expect our cost of solar energy system and product sales will increase in absolute dollars in the second half of 2016 compared to the first half of 2016 as we continue to increase the sales of solar energy systems.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel, professional services and costs related to customer cancellations. We expect sales and marketing costs will be consistent in absolute dollars in the second half of 2016 compared to the first half of 2016.

Research and Development.     Research and development expense is comprised primarily of the salaries, benefits and stock-based compensation of certain employees and other costs related to the development of photovoltaic installation devices and software products and the development of other solar technologies. Research and development costs are charged to expense when incurred. We expect research and development costs will increase in absolute dollars in the second half of 2016 compared to the first half of 2016.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. Our financial results have included charges for the use of services provided by Vivint. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented. We continue to use information and technology resources and systems administered by Vivint. We expect that general and administrative expenses will increase in absolute dollars in the second half of 2016 compared to the first half of 2016.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved and at cost for internally developed software projects. Such intangible assets are amortized over their estimated useful lives. We expect amortization of intangible assets to remain consistent in absolute dollars in the second half of 2016 compared to the first half of 2016.

Impairment of Goodwill and Intangible Assets.     In conjunction with the acquisition by SunEdison failing to occur, our market capitalization decreased significantly during the first quarter of 2016, from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of goodwill impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 7—Intangible Assets and Goodwill.

During 2015, we discontinued the external sale of two Vivint Solar Labs products. This discontinuance was considered an indicator of impairment, and we performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, we recorded an impairment charge of $4.5 million in the first quarter of 2015.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of interest charges associated with our indebtedness, including the amortization of debt issuance costs and the interest components of the lease pass-through financing obligation and capital lease obligations. In the future, we expect to incur additional indebtedness to fund our operations and that our interest expense would correspondingly increase in absolute dollars. Additionally, our debt facilities accrue interest at floating rates and increases in the floating rates would result in higher interest expense.

Other Expense.     Other expense has primarily consisted of interest and penalties associated with tax payments that were not paid in a timely manner.

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

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenue:
Operating leases and incentives	$30,061	$15,301	$46,639	$23,881
Solar energy system and product sales	4,843	834	5,495	1,799
Total revenue	34,904	16,135	52,134	25,680
Operating expenses:
Cost of revenue—operating leases and incentives	38,538	33,295	76,298	57,175
Cost of revenue—solar energy system and product sales	3,716	476	4,138	914
Sales and marketing	10,813	18,697	23,461	25,130
Research and development	144	920	1,376	1,502
General and administrative	18,064	31,364	40,984	49,994
Amortization of intangible assets	155	3,721	420	7,484
Impairment of goodwill and intangible assets	—	—	36,601	4,506
Total operating expenses	71,430	88,473	183,278	146,705
Loss from operations	(36,526)	(72,338)	(131,144)	(121,025)
Interest expense	7,413	2,730	13,178	4,857
Other expense	309	60	339	373
Loss before income taxes	(44,248)	(75,128)	(144,661)	(126,255)
Income tax expense	8,055	14,577	13,204	23,425
Net loss	(52,303)	(89,705)	(157,865)	(149,680)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(64,674)	(103,358)	(139,017)	(175,482)
Net income available (loss attributable) to common stockholders	$12,371	$13,653	$(18,848)	$25,802

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Total revenue	$34,904	$16,135	$18,769

The $18.8 million increase was primarily due to an $11.1 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 92%. In addition, solar energy system sales revenue increased $4.3 million primarily as a result of our emphasis on solar energy system sales, and SREC sales increased $3.6 million driven by the increased solar energy systems placed in service. These increases were partially offset by a $0.3 million decrease in photovoltaic device and software products revenue.

Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$38,538	$33,295	$5,243
Cost of revenue—solar energy system and product sales	3,716	476	3,240
Sales and marketing	10,813	18,697	(7,884)
Research and development	144	920	(776)
General and administrative	18,064	31,364	(13,300)
Amortization of intangible assets	155	3,721	(3,566)
Total operating expenses	$71,430	$88,473	$(17,043)

Cost of Revenue—operating leases and incentives. The $5.2 million increase was primarily due to a $4.7 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service. Warehouse, office and other installation costs increased $3.8 million due to increased installations and a 23% increase in warehouses in operation. These increases were partially offset by a $1.7 million decrease in stock-based compensation primarily due to performance options that vested in 2015, a $0.9 million decrease primarily due to reductions in vehicles under capital leases and a $0.7 million decrease in personnel supplies.

Cost of Revenue—solar energy system and product sales. The $3.2 million increase was primarily due to the higher volume of solar energy systems sold in the second quarter of 2016.

Sales and Marketing Expense. The $7.9 million decrease was primarily due to a $7.5 million decrease in stock-based compensation driven by higher expense in the second quarter of 2015 and a decreased stock price in 2016. Stock-based compensation expense in 2015 was driven higher primarily due to the grant and vesting of shares issued to sales personnel under the Long-Term Incentive Plan, or LTIP, and the vesting of options due to a performance condition being met. Total stock-based compensation expense is adjusted for the majority of sales and marketing participants based on our stock price, which declined significantly from June 30, 2015 to June 30, 2016.

Research and Development Expense. The $0.8 million decrease was primarily due to a $1.0 million decrease in stock-based compensation primarily driven by the forfeiture of unvested stock options for an executive who left the company in the second quarter of 2016.

General and Administrative Expense. The $13.3 million decrease was primarily due to a $7.0 million decrease in stock-based compensation primarily due to performance options that vested in 2015 and the forfeiture of unvested stock options for executives who left our company in the second quarter of 2016. Additionally, professional fees related to initiating and servicing tax equity investment funds decreased by $6.9 million as fewer funds were closed in the second quarter of 2016 than in the corresponding period from 2015. Other professional fees decreased by $1.1 million primarily due to decreased costs incurred for reliance on information technology services provided by Vivint. We relieved $1.1 million of the previously accrued C&I non-utilization fee as we terminated and settled the C&I fund with a $1.0 million fee in the second quarter 2016. Compensation and benefits decreased $0.8 million. These decreases were partially offset by $2.8 million in legal and other costs related to the failed acquisition by SunEdison and $1.5 million in severance and other costs for senior management who left the company.

Amortization of Intangible Assets. The $3.6 million decrease was due to our customer contracts intangible asset that was fully amortized in 2015.

Non-Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Interest expense	$7,413	$2,730	$4,683
Other expense	309	60	249

Interest Expense. Interest expense increased $4.7 million primarily due to the cost of financing additional borrowings year over year.

Other Expense. The increase in other expenses was primarily due to an increase in tax-related interest and penalties.

Income Taxes

	Three Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Income tax expense	$8,055	$14,577	$(6,522)

The $6.5 million decrease in income tax expense was primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(64,674)	$(103,358)	$38,684

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors' tax capital account. The current period decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests was due to the signing of fund amendments in the prior year allowing for bonus tax depreciation to be allocated to the fund investors solely in 2015. This one-time allocation of bonus tax depreciation significantly reduced the fund investors' tax capital accounts leading to an increased HLBV loss in 2015. Also, a tax equity fund is operational in 2016 that does not use the HLBV method to allocate gains and losses, which resulted in no HLBV gain or loss being allocated to the fund investor in the current period.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Total revenue	$52,134	$25,680	$26,454

The $26.5 million increase was primarily due to a $17.4 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 92%. In addition, SREC sales increased $5.3 million primarily driven by the increased solar energy systems placed in service and solar energy system sales revenue increased $4.3 million primarily as a result of our emphasis on solar energy system sales. These increases were partially offset by a $0.6 million decrease in photovoltaic device and software products revenue.

Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$76,298	$57,175	$19,123
Cost of revenue—solar energy system and product sales	4,138	914	3,224
Sales and marketing	23,461	25,130	(1,669)
Research and development	1,376	1,502	(126)
General and administrative	40,984	49,994	(9,010)
Amortization of intangible assets	420	7,484	(7,064)
Impairment of goodwill and intangible assets	36,601	4,506	32,095
Total operating expenses	$183,278	$146,705	$36,573

Cost of Revenue—operating leases and incentives. The $19.1 million increase was primarily due to a $9.3 million increase in depreciation and amortization of solar energy systems primarily due to the increase in the number of solar energy systems placed in service. Warehouse, office and other installation costs increased $6.2 million due to increased installations and a 23% increase in warehouses in operation. Compensation and benefits increased $5.6 million due to a 15% increase in average headcount. These increases were partially offset by a $1.6 million decrease in stock-based compensation primarily due to performance options that vested in 2015 and a $1.0 million decrease due to reductions in vehicles under capital leases.

Cost of Revenue—solar energy system and product sales. The $3.2 million increase was primarily due to the higher volume of solar energy systems sold in the second quarter of 2016.

Sales and Marketing Expense. The $1.7 million decrease was primarily due to $7.7 million decrease in stock-based compensation driven by higher expense in 2015 and a decreased stock price in 2016. Stock-based compensation expense in 2015 was driven higher primarily due to the grant and vesting of shares issued to sales personnel under the Long-Term Incentive Plan, or LTIP, and the vesting of options due to a performance condition being met. Total stock-based compensation expense is adjusted for the majority of sales and marketing participants based on our stock price, which declined significantly from June 30, 2015 to June 30, 2016. This decrease was partially offset by a $3.1 million increase in compensation and benefits primarily due to a 37% increase in average headcount. Additionally, sales and marketing administrative costs increased $2.6 million due to contracted services and unrecovered advances.

Research and Development Expense. The $0.1 million decrease was primarily due to a $0.8 decrease in stock-based compensation primarily driven by the forfeiture of unvested stock options for an executive who left our company in the second quarter of 2016. This decrease was partially offset by an increase in compensation and benefits of $0.6 million primarily due to a 61% increase in average headcount.

General and Administrative Expense. The $9.0 million decrease was primarily due to an $8.0 million decrease in stock-based compensation primarily due to performance options that vested in 2015 and the forfeiture of unvested stock options for executives who left the company in the second quarter of 2016. Additionally, professional fees related to initiating and servicing tax equity investment funds decreased by $7.6 million as fewer funds were closed in the first half of 2016 than in the corresponding period from 2015. Other professional fees decreased by $1.3 million primarily due to decreased reliance on information technology services provided by Vivint. These decreases were partially offset by a $4.6 million increase in legal and other fees related to the failed acquisition by SunEdison and a $0.9 million increase in insurance costs. Additionally, severance and other costs of $1.5 million were incurred for senior management who left the company in 2016 and a $1.0 million fee was incurred to terminate and settle the C&I investment fund.

Amortization of Intangible Assets. The $7.1 million decrease was primarily due to a $7.3 million decrease in amortization related to our customer contracts intangible asset as it became fully amortized in 2015.

Impairment of Goodwill and Intangible Assets. An impairment charge of $36.6 million was recorded in 2016 to write off the entire value of goodwill as it was deemed to be fully impaired during the six months ended June 30, 2016. An impairment charge of $4.5 million was recorded in 2015 to write down the value of intangibles associated with two Vivint Solar Labs products for which external sales were discontinued.

Non-Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Interest expense	$13,178	$4,857	$8,321
Other expense	339	373	(34)

Interest Expense. Interest expense increased $8.3 million primarily due to the cost of financing additional borrowings year over year.

Income Taxes

	Six Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Income tax expense	$13,204	$23,425	$(10,221)

The $10.2 million decrease in income tax expense was primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests and the goodwill impairment charge.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Six Months Ended
	June 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(139,017)	$(175,482)	$36,465

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors' tax capital account. The current period decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests was due to the signing of fund amendments in the prior year allowing for bonus tax depreciation to be allocated to the fund investors solely in 2015. This one-time allocation of bonus tax depreciation significantly reduced the fund investors' tax capital accounts leading to an increased HLBV loss in 2015. Also, a tax equity fund is operational in 2016 that does not use the HLBV method to allocate gains and losses, which resulted in no HLBV gain or loss being allocated to the fund investor in the current period.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $69.6 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 11—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and our current debt facilities as further described below, in addition to financing that we may obtain from other sources, including our financial sponsors, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, if we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of our customers’ systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. While we believe additional financing is available and will continue to be available to support our current level of operations, we believe we have the ability and intent to reduce operations to the level of available financial resources at least through June 30, 2017.

Sources of Funds

Investment Fund Commitments

As of July 31, 2016, we have raised 17 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.8 billion. The undrawn committed capital for these funds as of July 31, 2016 is approximately $69 million, which includes approximately $42 million in payments that will be received from fund investors upon interconnection to the respective power grid of solar energy systems that have already been allocated to investment funds. As of July 31, 2016, we had tax equity commitments to fund approximately 24 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $98 million.

Debt Instruments

Term Loan Facility.     On August 4, 2016, we entered into the Term Loan Facility pursuant to which we may borrow up to an aggregate principal amount of $313.0 million with certain financial institutions for which Investec Bank PLC is acting as administrative agent, issuing bank, joint bookrunner and joint lead arranger. The borrower under the Term Loan Facility is Vivint Solar Financing II, LLC, our wholly owned indirect subsidiary. Upon closing, our subsidiary incurred $300.0 million aggregate principal amount of term borrowings and may draw up to $13.0 million of letters of credit. Proceeds of the Term Loan Facility will be used to (1) repay existing indebtedness under the Aggregation Facility (as defined in the section captioned “Aggregation Credit Facility”) with respect to the portfolio of projects being used as collateral for the Term Loan Facility, or the Portfolio, (2) fund the debt service reserve account if not funded through the letter of credit facility and other agreed reserves, (3) pay transaction costs and fees in connection with the Term Loan Facility and (4) distribute to us as reimbursement for capital costs associated with deployment of the Portfolio. An escrow account will be established with respect to a portion of the term borrowings with respect to those systems in the Portfolio that have not been placed in service as of the closing date, with a single disbursement of such remaining amounts to occur once such systems have been placed in service, subject to compliance with the Portfolio concentration restrictions and limitations related to the Portfolio.

For the initial four years of the term of the Term Loan Facility, interest on borrowings accrue at an annual rate equal to LIBOR plus 3.00%. Thereafter interest accrues at an annual rate equal to LIBOR plus 3.25%. In addition, we are required to enter into interest rate hedging arrangements with the joint lead arrangers or their affiliates such that at least 75% of the aggregate principal amount of the outstanding term loans are subject to a fixed interest rate or other interest rate protection by no later than 30 business days following the closing date of the Term Loan Facility. Certain principal payments are due on a quarterly basis, at the end of January, April, July and October of each year, subject to the occurrence of certain events, including failure to meet certain distribution conditions, proceeds received by the borrower or subsidiary guarantors in respect of casualties, and proceeds received for purchased systems. Principal and interest payable under the Term Loan Facility mature in five years and optional prepayments, in whole or in part, are permitted under the Term Loan Facility, without premium or penalty apart from any customary LIBOR breakage provisions.

The Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account shall be funded at closing in an amount at least equal to the next six months of scheduled principal and interest associated with the term borrowings, and the borrower is required to maintain an average debt service coverage ratio of 1.55 to 1.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the underlying investment funds. In addition, we shall guarantee certain obligations of the borrower under the Term Loan Facility.

Subordinated HoldCo Facility.     In March 2016, we entered into a credit agreement, or the Subordinated HoldCo Facility, formerly known as the Term Loan Facility, pursuant to which we may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by Highbridge Principal Strategies, LLC. The initial $75.0 million in borrowings are referred to as “Tranche A” borrowings. As of June 30, 2016, we had incurred an aggregate of $75.0 million of the Tranche A borrowings. The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to March 2017. Such subsequent borrowings, if any, are referred to as “Tranche B” borrowings. If any Tranche B borrowings are incurred, the maturity date for all borrowings is March 2020. If any Tranche B borrowings are incurred, we may not prepay any borrowings until March 2018 and any subsequent prepayments of principal are subject to a fee equal to 3.0%. In July 2016, we incurred $25.0 million in Tranche B borrowings. Borrowings under the Subordinated HoldCo Facility will be used for the construction and acquisition of solar energy systems. The remaining borrowing capacity was $125.0 million as of June 30, 2016 and $100.0 million as of July 31, 2016 following the Tranche B borrowings.

Interest on the Tranche A borrowings accrued at a floating rate of LIBOR plus 5.5%. When any Tranche B borrowings are incurred, the interest rate increases to a floating rate of LIBOR plus 8.0% for the entire principal amount outstanding. As of June 30, 2016, the borrowings under the Subordinated HoldCo Facility accrued interest at 6.1%.

The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. As of June 30, 2016, we were in compliance with such covenants.

Aggregation Credit Facility.     In September 2014, we entered into a credit agreement, or the Aggregation Facility, which was subsequently amended in February 2015 and November 2015, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of June 30, 2016, we had incurred an aggregate of $338.5 million in term loan borrowings under this agreement and we had a remaining borrowing capacity of $36.5 million under this facility.

Prepayments are permitted under the Aggregation Facility and the principal and accrued interest on any outstanding loans mature in March 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1) a margin that varies between 3.25% during the period during which we may incur borrowings and 3.50% after such period plus either of (2)(a) LIBOR, or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1%. As of June 30, 2016, the borrowings under the Aggregation Facility accrued interest at 3.7%.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. As of June 30, 2016, we were in compliance with such covenants. As of June 30, 2016, we had not entered into any interest rate hedges, which we are required to obtain by September 13, 2016.

Working Capital Credit Facility.     In March 2015, we entered into a credit agreement, or the Working Capital Facility, pursuant to which we may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility were used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit were issued for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of June 30, 2016, we had incurred $142.6 million in borrowings under this credit facility and up to $7.4 million in letters of credit related to insurance contracts. As such, there was no remaining borrowing capacity available as of June 30, 2016.

Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that we elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. As of June 30, 2016, the borrowings under the Working Capital Facility accrued interest at 3.7%.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, our ability to incur indebtedness, incur liens, make investments, make fundamental changes to our business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that we may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. We are also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of June 30, 2016, we were in compliance with such covenants.

Cash Inflows from Operations

In the three and six months ended June 30, 2016, we generated $30.1 million and $46.6 million in revenue from operating leases and incentives, which approximates cash inflow. Cash related to our solar energy systems sales is generally received prior to revenue recognition. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
Consolidated cash flow data:	(In thousands)
Net cash used in operating activities	$(108,722)	$(123,589)
Net cash used in investing activities	(217,944)	(243,913)
Net cash provided by financing activities	304,067	258,077
Net decrease in cash and cash equivalents	$(22,599)	$(109,425)

Operating Activities

In the six months ended June 30, 2016, we had a net cash outflow from operations of $108.7 million. This outflow was primarily due to a $157.9 million net loss and an $87.0 million increase in prepaid tax assets. The outflow was partially offset by noncash adjustments of $83.8 million for deferred income taxes, $36.6 million for impairment of goodwill and $19.9 million for depreciation and amortization.

Investing Activities

In the six months ended June 30, 2016, we used $217.9 million in investing activities primarily due to $211.6 million in costs associated with the design, acquisition and installation of solar energy systems and $4.5 million to increase the balance in restricted cash and cash equivalents.

Financing Activities

In the six months ended June 30, 2016, we generated $304.1 million from financing activities, of which $183.3 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds and $144.7 million was received in proceeds from long-term debt. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $11.8 million, payments for debt issuance costs and capital lease obligations of $9.3 million and repayments of long-term debt of $4.2 million.

Contractual Obligations

In addition to the contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2015, we incurred $140.6 million in borrowings under our debt facilities during the six months ended June 30, 2016. The principal and accrued interest on any outstanding loans under the Working Capital Facility mature in March 2020. The principal and accrued interest on any outstanding loans under the Aggregation Facility mature in March 2018. The principal and accrued interest on any outstanding loans under the Subordinated HoldCo Facility mature in March 2020. Prepayments are permitted under both the Working Capital Facility and Aggregation Facility. Prepayments under the Subordinated HoldCo Facility are not permitted until March 2018 and any subsequent prepayments of principal are subject to a fee equal to 3.0%. See Note 10—Debt Obligations.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In March 2016 through May 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers. We are evaluating the impact that these updates will have on our condensed consolidated financial statements. Additionally, ASU 2015-14 defers the effective date of ASU 2014-09 for us to January 1, 2018, with early adoption available on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating which transition method to use and do not expect the update to have a significant impact on our condensed consolidated financial statements and related disclosures based on our current business model.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 for public business entities and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. We expect to apply the update upon its effectiveness in the first quarter of 2017 and expect the update to have an impact to our equity balance in the condensed consolidated balance sheet and all expense line items on the condensed consolidated statement of operations in the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. We have operating leases that will be affected by this update and are evaluating the impact on our condensed consolidated financial statements and disclosures. We expect to apply the update upon its effectiveness in the first quarter of 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This update is effective in fiscal years beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We do not expect the update to have a significant impact on our condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out method. The update is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted. This update is not expected to have a significant impact on our condensed consolidated financial statements.

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

As of June 30, 2016, we had cash and cash equivalents of $69.6 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of June 30, 2016, we had incurred an aggregate of $556.4 million in borrowings under our debt facilities, which accrued interest at a weighted-average rate of approximately 4.0%. If our debt facilities had been fully drawn at December 31, 2015 and remained outstanding for all of 2016, the effect of a hypothetical 10% change in our floating interest rate on these borrowings would increase or decrease interest expense by approximately $2.4 million.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of June 30, 2016, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of June 30, 2016.

Material Weakness

In connection with the preparation, audits and interim reviews of our past consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This previously reported material weakness had not been fully remediated for the year ended December 31, 2015 or for the six months ended June 30, 2016, and as a result, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

We have taken steps to remediate the underlying causes of the material weakness that was reported for the year ended December 31, 2014. We have hired a number of additional financial, accounting and tax personnel in addition to a director of internal audit to assist us in implementing and improving our existing internal controls and a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We engaged third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We engaged consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. These remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In September 2014, two of our former installation technicians, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against us and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for our payment of $1.7 million to be paid out to the purported class members. The settlement agreement has received preliminary approval from the Court, with final approval hearing set for September 30, 2016. A $1.7 million reserve was recorded related to this proceeding in our condensed consolidated financial statements.

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

On March 8, 2016, we filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which we were to be acquired and breached its implied covenant of good faith and fair dealing. We are seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy, thereby creating a temporary stay on the prosecution of our litigation in the Delaware court. We are participating in the bankruptcy case so as to maximize the recovery from the claims against SunEdison. On July 7, 2016, we filed a motion with the bankruptcy court seeking to lift the stay and allow us to litigate our claim against SunEdison.

In March 2016, a civil complaint was filed against us alleging negligence and related claims arising from damage to a customer's residence. In June 2016, we reached agreement between us, the plaintiffs and our liability insurance provider to participate in an arbitration proceeding that will determine the extent of damages - with a minimum amount set at $1.0 million and a maximum amount set at $3.0 million. Based on the above agreement, a $1.0 million reserve was recorded related to this matter in our condensed consolidated financial statements. We anticipate that the entirety of any damage award will be satisfied by our liability insurance provider and a related $1.0 million receivable was recorded in our condensed consolidated financial statements.

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

On July 20, 2015, we entered into an Agreement and Plan of Merger, or Merger Agreement, as amended by the Amendment to the Agreement and Plan of Merger, dated as of December 9, 2015, with SunEdison, Inc., or SunEdison, a Delaware corporation, and SEV Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SunEdison, pursuant to which we were to have been acquired by SunEdison.

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

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of July 31, 2016, we had raised 17 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion which will enable us to install solar energy systems of total fair market value approximating $2.8 billion. As of July 31, 2016, we had remaining residential tax equity commitments to fund approximately 24 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $98 million. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors' commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. In connection with the end of our C&I investment fund in second quarter of 2016, we paid a termination fee of $1.0 million.

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

A reduction in utility electricity costs would make the purchase of electricity under our power purchase agreements or the lease of our solar energy systems less economically attractive. If the cost of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited. In addition, in the third quarter of 2016, we increased pricing in certain markets which may negatively impact our competitiveness.

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

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these governmental and regulatory programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from, and to lease or purchase, our solar energy systems, helping to catalyze customer acceptance of solar energy with those customers as an alternative to utility-provided power. However, these programs may expire on a particular date, end when the allocated funding or capacity allocations are exhausted or be reduced or terminated. These reductions or terminations often occur without warning. For example, the Arizona Department of Revenue has attempted to assess and collect property taxes in the past on rooftop solar energy systems such as ours and counties in Arizona may attempt to assess and collect property taxes in the future. In addition, the financial value of certain incentives decreases over time. For example, the value of solar renewable energy certificates, or SRECs, in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our financial results.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Colorado, Hawaii, Nevada and Utah. In California, for example, after the earlier of July 1, 2017 or the date the applicable investor owned utility reaches its statutory net metering cap, customers will take service on a new net metering successor tariff. The net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 617 megawatts for San Diego Gas and Electric Company, or SDG&E; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. As reflected in their June 30, 2016 reports required by statute, these investor-owned utilities have approximately 0%, 34% and 12%, respectively, of capacity remaining under their respective net metering caps. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities. During the six months ended June 30, 2016, the net metering cap for SDG&E became fully subscribed. SDG&E is currently allowing net metering systems to interconnect until the California Public Utilities Commission approves the NEM successor tariff. For the NEM successor tariff, the Commission largely upheld net metering in its current form with full retail compensation for exports and rejected utility requests to impose extremely high fixed and capacity charges. The Commission did allow the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As such, as we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

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

Technical and regulatory limits may curb our growth in certain key markets, which may also reduce our ability to retain employees in those markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in parts of their service territories. In the first half of 2014, Hawaii was the second largest market in which we operated as measured by total installations. However, despite legislative and regulatory actions to allow further distributed electricity penetration, these limitations constrained growth of distributed residential solar energy in Hawaii in the second half of 2014 and beyond, and Hawaii has become a less important market to us as a result; which in turn resulted in the loss of employees located in that market who were not willing to relocate. While a recent Hawaii Public Utilities Commission order seeks to streamline the interconnection process, and while our growth in other markets has more than offset the impact of these limitations in Hawaii, if we experienced similar or other limitations on the deployment of solar energy systems, our business, operating results and growth prospects could be materially adversely affected. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in less than five years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the power grid. While the prospect of such curtailment is somewhat speculative, particularly in the residential sector, the adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We have incurred operating losses and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses since our inception. We incurred net losses of $253.3 million and $157.9 million for the year ended December 31, 2015 and the six months ended June 30, 2016. We expect to continue to incur net losses from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct sales model. We also sell to customers through our inside sales team but continue to find greatest success using our direct sales channel. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Competitor sales volume through other channels is unknown. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. We are also vulnerable to changes in laws related to direct marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

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

In September 2014, we entered into an aggregation credit facility, which was subsequently amended in February 2015 and November 2015, pursuant to which we may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an aggregate of $175.0 million in additional borrowings. In March 2015, we entered into a revolving credit facility pursuant to which we may borrow up to an aggregate of $150.0 million. In March 2016 we entered into a term loan facility pursuant to which we may borrow up to an aggregate principal amount of $200.0 million. In August 2016, we entered into a term loan facility pursuant to which we may borrow up to an aggregate principal amount of $313.0 million. These credit facilities and term loan facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of June 30, 2016, approximately 40% of our cumulative installations and 31% of our total offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

In connection with the preparation, audits and interim reviews of our past consolidated financial statements, we and our independent registered public accounting firm identified a material weakness in internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board of the United States, a material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This previously reported material weakness has not been fully remediated for the year ended December 31, 2015 or for the six months ended June 30, 2016, and as a result, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

We have taken steps to remediate the underlying causes of the material weakness that was reported for the year ended December 31, 2014. We have hired a number of additional financial, accounting and tax personnel in addition to a director of internal audit to assist us in implementing and improving our existing internal controls and a chief information officer to assist us in improving our underlying information technology systems and to decrease our reliance on manual processes. We engaged third-party consultants to provide support over our accounting and tax processes to assist us with our evaluation of complex technical accounting matters. We engaged consultants to advise us on making further improvements to our internal controls over financial reporting. We believe that these additional resources will enable us to broaden the scope and quality of our controls relating to the oversight and review of financial statements and our application of relevant accounting policies. Furthermore, we continue to implement and improve systems to automate certain financial reporting processes and to improve information accuracy. These remediation efforts are still in process and have not yet been completed. Because of this material weakness, there is heightened risk that a material misstatement of our annual or quarterly financial statements will not be prevented or detected.

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

We have historically only provided our offerings to residential customers. We compete with companies who sell solar energy systems in the commercial, industrial and government markets, in addition to the residential market. While we believe that in the future we could have opportunities to expand our operations into other markets, there are no assurances that our design and installation systems will work for non-residential customers or that we will be able to compete successfully with companies with historical presences in such markets or we may not realize the anticipated benefits of entering such markets, and entering new markets has numerous risks, including the following:

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

If we choose to pursue opportunities in additional markets and are unable to successfully compete in such markets, our operating results and growth prospects could be materially adversely affected. Additionally, there is intense competition in the residential solar energy market in the markets in which we operate. As new entrants continue to enter into these markets, we may be unable to gain or maintain market share and we may be unable to compete with companies that earn revenue in both the residential market and non-residential markets.

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

To support our growth, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the relevant markets where there is heightened or increasing demand for solar energy products. Competition for qualified personnel in our industry has increased substantially and we expect it to continue to do so, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. Companies with whom we compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. We periodically assess the compensation plans and policies for our service providers, including our installers and electricians, and, if deemed necessary, may decide to revise those plans and policies. Our installers and electricians may not react well to any such revisions, which in turn could adversely affect retention, motivation and productivity. Additionally, we continually monitor our workforce requirements in the markets in which we operate. Any workforce reductions in markets where sales volume does not support the number of installation and other personnel could in turn adversely affect retention, motivation and productivity.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2015 and in the six months ended June 30, 2016, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for substantially all of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are in a rapidly growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. For example, the amount of revenue we recognize in a given period from our customer contracts is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, revenue derived from power purchase agreements is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather, such as during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. As such, our past quarterly operating results may not be good indicators of future performance.

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	the expiration or initiation of any rebates or incentives;
•	significant fluctuations in customer demand for our offerings;
•	our ability to complete installations and interconnect to the power grid in a timely manner;
•	the availability and costs of suitable financing;
•	the amount and timing of sales of SRECs;
•	our ability to continue to expand our operations, and the amount and timing of expenditures related to this expansion;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including traditional utilities; and
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

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

Our business has benefited from the declining cost of solar panels, and our financial results may be harmed if the cost of solar panels increases in the future.

The declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy. Although industry experts indicate that solar panel and raw material prices will continue to decline, it is possible they will not decline at the same rate as they have over the past several years. In addition, while the solar panel market has recently seen an increase in supply, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased virtually all of the solar panels used in our solar energy systems from manufacturers based in China which have benefited from favorable governmental policies by the Chinese government. If this governmental support were to decrease or be eliminated, our ability to purchase these products on competitive terms or to access specialized technologies from China could be restricted.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of nearly 850 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, we could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

If one of our solar energy systems injured someone, we could be exposed to product liability claims. In addition, it is possible that our products could injure our customer or third parties, or that our products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on our general liability insurance to cover product liability claims. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, penalties or fines, increase our insurance rates, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus affecting our growth and financial performance.

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

Damage to our brand and reputation, or change or loss of use of our brand, could harm our business and results of operations.

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

Given our relationship with our sister company Vivint and the similarity in our names, customers may associate us with any problems experienced with Vivint, such as complaints with the Better Business Bureau. Because we have no control over Vivint, we may not be able to take remedial action to cure any issues Vivint has with its customers, and our brand and reputation may be harmed if we are mistaken for the same company.

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

We have experienced significant growth in recent periods with the cumulative capacity of our solar energy systems growing from 458.9 megawatts as of December 31, 2015 to 575.2 megawatts as of June 30, 2016, and we intend to continue to expand our business significantly within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management team, and the loss of one or more key executives could have a negative impact on our business. On May 2, 2016, our board of directors accepted the resignation of Greg Butterfield as our chief executive officer and president and appointed David Bywater as interim chief executive officer. As a result of this change and the subsequent departures of additional senior management, we may experience disruption in our business. No assurances can be made about the impact that this management change will have on our company nor our ability to successfully identify and recruit a permanent chief executive officer.

We also depend on our ability to retain and motivate key employees and attract qualified new employees. No assurances can be made about the effect our recent management change will have on employee morale, or our ability to retain key employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. In the year ended December 31, 2015, one-third of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan vested. In addition, one-third of the options remained outstanding and will vest annually over three years, or immediately if 313 Acquisition LLC receives a return on its invested capital at a pre-established threshold. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time. This decrease in retention incentive could cause significant turnover after these options vest. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the New York Stock Exchange, or NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns which could harm our business and operating results. If in the future, we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms or lightning. Although we maintain insurance to cover for many such casualty events, our investment funds would be obligated to bear the expense of repairing the damaged solar energy systems, sometimes subject to limitations based on our ability to successfully make warranty claims. Our economic model and projected returns on our systems require us to achieve certain production results from our systems and, in some cases, we guarantee these results for both our consumers and our investors. If the systems underperform for any reason, our financial results could suffer. Sustained unfavorable weather also could delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. We have experienced seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from power purchase agreements is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, operating leases and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, given that we are in a rapidly growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance. Furthermore, weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system. This could make our solar energy systems less economical overall or make individual systems less economical. Any of these events or conditions could harm our business, financial condition, results of operations and prospects.

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

Our solar energy customers primarily purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of June 30, 2016, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $1.2 million as of June 30, 2016, and our future exposure may exceed the amount of such reserves.

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

We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, members of the U.S. House of Representatives have sent letters to the Consumer Financial Protection Bureau, or CFPB, and the Federal Trade Commission, or FTC, requesting that these agencies investigate the sales practices of companies providing solar energy system leases to residential consumers. The FTC recently held a public workshop on competition and consumer protection issues relating to the residential solar industry, and we perceive the potential for additional regulatory scrutiny of the industry. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if the CFPB or FTC or other regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of solar leases to residential consumers, responding to such investigation or complying with such regulations could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers.

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

We are, and may in the future become, party to litigation. For examples, see the section captioned “Item 1. Legal Proceedings.” While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are presently not determinable as they are in a preliminary phase. In general, litigation claims can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in settlements or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Risks Related to our Relationship with Vivint

Vivint provides us with certain information technology support for our business. If Vivint fails to perform its obligations to us or if we do not find appropriate replacement services, we may be unable to perform these services or implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

We have historically relied on the technical support of Vivint to run our business. Some of the Vivint resources we are using include information technology and infrastructure and certain other services. The implementation of new software support systems requires significant management time, support and cost, and there are inherent risks associated with implementing, developing, improving and expanding our core systems. We cannot be sure that these systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement these systems, our operations may be disrupted and our operating results could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

Additionally, this agreement prohibits, for a period of five years, either Vivint or us from soliciting for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Historically, we have recruited a majority of our sales personnel from Vivint. This agreement may require us to obtain personnel from other sources, and may limit our ability to continue scaling our business if we are unable to do so. Notwithstanding the above, a small number of direct sellers work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such direct sellers could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to June 30, 2016, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As of June 30, 2016, we had 107.7 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, 1.1  million shares of our common stock reserved for future issuance under our Long-Term Incentive Plan were issued, vested and became immediately tradable without restriction. Approximately 2.7 million additional shares of our common stock reserved for future issuance under our Long-Term Incentive Plan will issue, vest and be immediately tradable without restriction on the date that The Blackstone Group L.P., our sponsor, and its affiliates achieve specified returns on their invested capital. For more information regarding the shares reserved under our Long-Term Incentive Plan see the “Equity Compensation Plans” footnote in our annual report on form 10-K for the year ended December 31, 2015.

Further, options to purchase 8.4 million shares of common stock remained outstanding as of June 30, 2016, with 4.0 million of those shares being vested and exercisable as of June 30, 2016. The remaining 4.4 million shares that are not yet vested are subject to ratable time-based vesting over three to five years. All shares subject to time-based vesting will become immediately tradable once vested. As of June 30, 2016, 7.6 million restricted stock units remained outstanding, of which 6.0 million are subject to ratable time-based vesting over one to four years and 1.6 million vest over one to four years subject to individual participants’ achievement of quarterly or annual performance goals.

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

As of June 30, 2016, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 77% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

10.1	Release of Claims between the Company and Gregory Butterfield, dated May 2, 2016
10.2	Offer Letter between the Company and David Bywater, dated May 2, 2016
10.3	Amended and Restated Involuntary Termination Protection Agreement between the Company and Dana Russell, dated May 12, 2016
31.1*	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

VIVINT SOLAR, INC.

Date: August 8, 2016	/s/ David Bywater
David Bywater Interim Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	/s/ Dana C. Russell
Dana C. Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)