Form 10-Q
period 2016-09-30
Vivint Solar, Inc.
filed 2016-11-08
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, 110,121,252 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$113,037	$92,213
Accounts receivable, net	12,080	3,636
Inventories	6,522	631
Prepaid expenses and other current assets	19,422	17,078
Total current assets	151,061	113,558
Restricted cash and cash equivalents	23,469	15,035
Solar energy systems, net	1,389,946	1,102,157
Property and equipment, net	26,176	48,168
Intangible assets, net	1,559	2,031
Goodwill	—	36,601
Prepaid tax asset, net	399,809	277,496
Other non-current assets, net	15,823	14,024
TOTAL ASSETS(1)	$2,007,843	$1,609,070
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$48,775	$49,986
Accounts payable—related party	425	1,905
Distributions payable to non-controlling interests and redeemable non-controlling interests	16,439	11,347
Accrued compensation	24,490	13,758
Current portion of deferred revenue	14,754	4,968
Current portion of capital lease obligation	5,451	5,489
Accrued and other current liabilities	27,378	29,017
Total current liabilities	137,712	116,470
Capital lease obligation, net of current portion	6,756	10,055
Long-term debt	675,978	415,850
Deferred tax liability, net	341,231	216,033
Deferred revenue, net of current portion	36,914	43,304
Other non-current liabilities	9,824	28,565
Total liabilities(1)	1,208,415	830,277
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	137,931	169,541
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 109,868 shares issued and outstanding as of September 30, 2016; 1,000,000 authorized, 106,576 shares issued and outstanding as of December 31, 2015	1,099	1,066
Additional paid-in capital	538,123	530,646
Accumulated other comprehensive income	429	—
Accumulated deficit	(14,921)	(12,769)
Total stockholders' equity	524,730	518,943
Non-controlling interests	136,767	90,309
Total equity	661,497	609,252
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,007,843	$1,609,070

(1)

The Company’s assets as of September 30, 2016 and December 31, 2015 include $1,277.4 million and $1,005.8 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,244.9 million and $990.6 million as of September 30, 2016 and December 31, 2015; cash and cash equivalents of $22.1 million and $12.0 million as of September 30, 2016 and December 31, 2015; accounts receivable, net, of $7.8 million and $3.1 million as of September 30, 2016 and December 31, 2015; other non-current assets, net of $1.5 million and a de minimis amount as of September 30, 2016 and December 31, 2015; and prepaid expenses and other current assets of $1.1 million and $0.1 million as of September 30, 2016 and December 31, 2015. The Company’s liabilities as of September 30, 2016 and December 31, 2015 included $69.5 million and $66.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $16.4 million and $11.3 million as of September 30, 2016 and December 31, 2015; deferred revenue of $44.7 million and $47.9 million as of September 30, 2016 and December 31, 2015; accrued and other current liabilities of $6.7 million and $3.9 million as of September 30, 2016 and December 31, 2015; and other non-current liabilities of $1.7 million and $3.3 million as of September 30, 2016 and December 31, 2015. For further information see Note 12—Investment Funds.

See accompanying notes to condensed consolidated financial statements

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Operating leases and incentives	$33,394	$21,781	$80,033	$45,662
Solar energy system and product sales	7,868	693	13,363	2,492
Total revenue	41,262	22,474	93,396	48,154
Operating expenses:
Cost of revenue—operating leases and incentives	39,268	37,624	115,566	94,799
Cost of revenue—solar energy system and product sales	6,468	470	10,606	1,384
Sales and marketing	8,617	12,051	32,078	37,181
Research and development	842	1,047	2,218	2,549
General and administrative	19,022	21,954	60,006	71,948
Amortization of intangible assets	342	3,711	762	11,195
Impairment of goodwill and intangible assets	—	—	36,601	4,506
Total operating expenses	74,559	76,857	257,837	223,562
Loss from operations	(33,297)	(54,383)	(164,441)	(175,408)
Interest expense	9,361	3,351	22,539	8,208
Other (income) expense	(434)	26	(95)	399
Loss before income taxes	(42,224)	(57,760)	(186,885)	(184,015)
Income tax (benefit) expense	(2,959)	(7,448)	10,245	15,977
Net loss	(39,265)	(50,312)	(197,130)	(199,992)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(55,961)	(50,780)	(194,978)	(226,262)
Net income available (loss attributable) to common stockholders	$16,696	$468	$(2,152)	$26,270
Net income available (loss attributable) per share to common stockholders:
Basic	$0.15	$0.00	$(0.02)	$0.25
Diluted	$0.15	$0.00	$(0.02)	$0.24
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	108,692	106,492	107,516	105,932
Diluted	113,344	110,223	107,516	109,694

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income available (loss attributable) to common stockholders	$16,696	$468	$(2,152)	$26,270
Other comprehensive income:
Unrealized gain on cash flow hedging instruments (net of tax effect of $286, $0, $286, $0)	429	—	429	—
Comprehensive income (loss)	$17,125	$468	$(1,723)	$26,270

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,130)	$(199,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,376	16,771
Amortization of intangible assets	762	11,195
Impairment of goodwill and intangible assets	36,601	4,506
Deferred income taxes	124,912	77,480
Stock-based compensation	6,145	23,206
Loss on solar energy systems and property and equipment	4,576	1,169
Non-cash interest and other expense	4,963	2,557
Gain on ineffective portion of cash flow hedge	(258)	—
Reduction in lease pass-through financing obligation	(3,279)	—
Excess tax effects from stock-based compensation	(1,280)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,444)	(3,627)
Inventories	(5,891)	302
Prepaid expenses and other current assets	98	1,498
Prepaid tax asset, net	(122,313)	(135,951)
Other non-current assets, net	(4,255)	(990)
Accounts payable	664	6,570
Accounts payable—related party	(1,480)	(588)
Accrued compensation	8,334	3,713
Deferred revenue	3,396	25,761
Accrued and other liabilities	(2,377)	21,785
Net cash used in operating activities	(123,880)	(144,635)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(318,273)	(383,674)
Payments for property and equipment, net	(2,004)	(5,282)
Change in restricted cash and cash equivalents	(8,434)	(6,656)
Purchase of intangible assets	(291)	(1,675)
Net cash used in investing activities	(329,002)	(397,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	237,148	232,071
Distributions paid to non-controlling interests and redeemable non-controlling interests	(22,230)	(17,146)
Proceeds from long-term debt	500,257	148,000
Payments on long-term debt	(224,400)	—
Payments for debt issuance costs	(16,774)	(3,078)
Proceeds from lease pass-through financing obligation	1,417	4,005
Principal payments on capital lease obligations	(4,357)	(3,600)
Proceeds from issuance of common stock	2,645	648
Excess tax effects from stock-based compensation	—	1,717
Payments for deferred offering costs	—	(589)
Net cash provided by financing activities	473,706	362,028
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,824	(179,894)
CASH AND CASH EQUIVALENTS—Beginning of period	92,213	261,649
CASH AND CASH EQUIVALENTS—End of period	$113,037	$81,755
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of lessor-financed tenant improvements	$7,850	$—
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$5,092	$1,536
Property acquired under build-to-suit agreements	$2,896	$12,250
Sale-leaseback of property under build-to-suit agreements	$(28,456)	$—
Vehicles acquired under capital leases	$1,868	$8,882
Receivable for tax credit recorded as a reduction to solar energy system costs	$1,364	$914
Change in fair value of interest rate swap	$973	$—
Costs of solar energy systems included in changes in accounts payable, accrued compensation and other accrued liabilities	$503	$28,619

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

Merger Agreement with SunEdison

On July 20, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SunEdison, Inc., a Delaware corporation (“SunEdison”) and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison. The Merger Agreement was subsequently amended on December 9, 2015 to update the terms of the merger. The Company terminated the Merger Agreement on March 7, 2016. On March 8, 2016, the Company filed suit against SunEdison alleging that SunEdison willfully breached its obligations under the Merger Agreement and breached its implied covenant of good faith and fair dealing. SunEdison filed for Chapter 11 bankruptcy in April 2016. On September 13, 2016, the bankruptcy court denied the Company’s motion for relief from the automatic stay, requiring that the Company’s claim for breach of the Merger Agreement be brought in the bankruptcy proceeding. See Note 17—Commitments and Contingencies.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 14, 2016. The unaudited condensed consolidated financial statements are prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other interim period or other future year.

The condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 12—Investment Funds.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s principles of consolidation; investment tax credits; revenue recognition; solar energy systems, net; impairment analysis of long-lived assets; goodwill impairment analysis; the recognition and measurement of loss contingencies; stock-based compensation; provision for income taxes; and non-controlling interests and redeemable non-controlling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Comprehensive Income (Loss)

Prior to the three months ended September 30, 2016, the Company had no comprehensive income or loss. For the three months ended September 30, 2016, other comprehensive income (loss) includes an unrealized gain on a derivative financial instrument designated as a cash flow hedge. See “—Derivative Financial Instruments” for accounting policies related to the Company’s derivative financial instruments.

Derivative Financial Instruments

The Company entered into an interest rate swap in August 2016 in order to reduce interest rate risk as required by the terms of one of the Company’s debt agreements. See Note 10—Debt Obligations. The interest rate swap is designated as a cash flow hedge. Changes in fair value for the effective portion of this cash flow hedge are recorded in other comprehensive income and will subsequently be reclassified to interest expense over the life of the related debt facilities as interest payments are made. Changes in fair value for the ineffective portion of the cash flow hedge are recognized in other (income) expense. See Note 11—Derivative Financial Instruments.

Debt Issuance Costs

During the nine months ended September 30, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-03, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt obligation. ASU 2015-15 further clarified that this treatment is not required to be applied to revolving line-of-credit arrangements. The Company applied ASU 2015-03 on a retrospective basis; however, the Company’s long-term debt in all prior periods presented was comprised of revolving line-of-credit arrangements. As such, there is no change to the Company’s prior period condensed consolidated balance sheets. In 2016, the Company entered into term loan facilities that are presented net of debt issuance costs.

Intangible Assets – Internal-Use Software

During the nine months ended September 30, 2016, the Company adopted ASU 2015-05, which requires that if a cloud computing arrangement includes a software license, the payment of fees are accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees are accounted for as a service contract. The Company adopted this update prospectively, which did not have a significant impact on the Company’s condensed consolidated financial statements in the current period.

Revenue Recognition for Solar Energy System Sales

The revenue from solar energy system sales is recognized upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met.

In connection with a sale, the Company is obligated to assist with processing and submitting customer claims on the manufacturer warranties, provide routine system monitoring services on sold systems and notify the customer of any problems. While the value and nature of these services is not significant, the Company considers these services to have standalone value to the customer. Therefore, the Company allocates a portion of the contract consideration to these administrative and maintenance services based on the relative selling price method and the Company recognizes the deferred revenue over the contractual service term. As of September 30, 2016, the Company’s obligations to customers subsequent to the sale of solar energy systems were approximately $0.2 million. No obligations were recorded as of December 31, 2015 as sales of solar energy systems were de minimis.

Other Changes

During the nine months ended September 30, 2016, the Company consolidated its reporting segments as discussed in Note 19—Segment Information.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. This update does not change the characteristics of a primary beneficiary in current account guidance, but requires an entity to consider additional factors when determining if it is the primary beneficiary of a VIE that is under common control with related parties. This update is effective for annual periods beginning after December 15, 2016 for public business entities. The amendments in this updates should be applied using a modified retrospective approach. The Company is evaluating this update but currently expects it will not have a material impact on its condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current accounting guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This update will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual periods beginning after December 15, 2017 for public business entities and early adoption is permitted. The amendments in this update should be applied using a modified retrospective approach. The Company is evaluating this update but currently expects it will have a material impact on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash flows should be classified with the objective of reducing the existing diversity in practice. This update is effective for annual periods beginning after December 15, 2017 for public business entities and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method and must all be applied in the same period. The Company is evaluating the impact of this update on its condensed consolidated financial statements and related disclosures.

From March 2016 through May 2016, the FASB issued ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers, which represents comprehensive reform to revenue recognition principles related to customer contracts. Additionally, per ASU 2015-14, the effective date of these updates for the Company was deferred to January 1, 2018, with early adoption available on January 1, 2017. The Company currently plans to adopt the new standard in 2018 using the retrospective transition method. The Company is still evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 for public business entities and early adoption is permitted. The Company expects to apply the update upon its effectiveness in the first quarter of 2017 and expects the update to have an impact to its equity balance in the condensed consolidated balance sheet and all expense line items where stock compensation is recorded on the condensed consolidated statement of operations in the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. The Company has operating leases that will be affected by this update and is evaluating the impact on its condensed consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out ("FIFO") or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out method. The update is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect this update to have a significant impact on its condensed consolidated financial statements and related disclosures.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Level I	Level II	Level III	Total
Financial Assets
Interest rate swap	$—	$973	$—	$973
Time deposits	—	100	—	100
Total financial assets	$—	$1,073	$—	$1,073

	December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets
Time deposits	$—	$1,900	$—	$1,900
Total financial assets	$—	$1,900	$—	$1,900

The interest rate swap (Level II) is valued using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparty and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility.

Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s outstanding principal balance of long-term debt is carried at cost and was $691.7 million and $415.9 million as of September 30, 2016 and December 31, 2015. The Company estimated the fair values of long-term debt to approximate its carrying values as interest accrues at floating rates based on market rates. The Company did not realize gains or losses related to financial assets for any of the periods presented.

4.Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Solar energy systems held for sale	$5,780	$121
Photovoltaic installation devices and software products	742	510
Total inventories	$6,522	$631

Solar energy systems held for sale are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a FIFO basis, or market. Photovoltaic installation devices and software products are stated at the lower of cost, on an average cost basis, or market.

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
System equipment costs	$1,178,684	$893,088
Initial direct costs related to solar energy systems	242,220	171,081
	1,420,904	1,064,169
Less: Accumulated depreciation and amortization	(61,542)	(32,505)
	1,359,362	1,031,664
Solar energy system inventory	30,584	70,493
Solar energy systems, net	$1,389,946	$1,102,157

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $11.1 million and $6.3 million for the three months ended September 30, 2016 and 2015. Depreciation and amortization expense related to solar energy systems of $29.1 million and $15.0 million was recorded for the nine months ended September 30, 2016 and 2015.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	September 30,	December 31,
	Useful Lives	2016	2015
Vehicles acquired under capital leases	3 years	$21,558	$24,149
Leasehold improvements	1-12 years	15,060	4,116
Furniture and computer and other equipment	3 years	6,130	6,524
		42,748	34,789
Less: Accumulated depreciation and amortization		(16,572)	(12,181)
		26,176	22,608
Build-to-suit lease asset under construction		—	25,560
Property and equipment, net		$26,176	$48,168

The Company recorded depreciation and amortization related to property and equipment of $3.0 million and $2.2 million for the three months ended September 30, 2016 and 2015. Depreciation and amortization expense related to property and equipment of $8.2 million and $5.6 million was recorded for the nine months ended September 30, 2016 and 2015.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $1.5 million and $1.4 million was capitalized in solar energy systems, net for the three months ended September 30, 2016 and 2015. Depreciation on vehicles under capital leases of $4.8 million and $3.8 million was capitalized in solar energy systems, net for the nine months ended September 30, 2016 and 2015.

Because of its involvement in certain aspects of the construction of a new headquarters building in Lehi, UT, the Company was deemed the owner of the building for accounting purposes during the construction period. Accordingly, the Company recorded a build-to-suit lease asset and corresponding liabilities during the construction period. In May 2016, construction on the headquarters building was completed. The building qualified for sale-leaseback treatment as the Company determined the lease to be a normal leaseback, payment terms indicated the landlord has continuing investment in the property and the payment terms transferred the risks and rewards of ownership to the landlord. As such, the Company has removed the build-to-suit lease asset and liabilities from its condensed consolidated balance sheet as of September 30, 2016. For additional information regarding the related build-to-suit liabilities and the resulting ongoing lease, see Note 17—Commitments and Contingencies.

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cost:
Internal-use software	$1,314	$1,591
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,201	2,478
Accumulated amortization:
Internal-use software	(325)	(219)
Developed technology	(175)	(126)
Trademarks/trade names	(54)	(39)
Customer relationships	(88)	(63)
Total accumulated amortization	(642)	(447)
Total intangible assets, net	$1,559	$2,031

The Company recorded amortization expense of $0.3 million and $3.7 million for the three months ended September 30, 2016 and 2015, which was included in amortization of intangible assets in the condensed consolidated statements of operations. The Company recorded amortization expense of $0.8 million and $11.2 million for the nine months ended September 30, 2016 and 2015. Internal-use software assets of $0.6 million reached the end of their useful lives during the nine months ended September 30, 2016 and were removed from cost and accumulated amortization.

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

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued payroll	$14,763	$6,918
Accrued commissions	8,777	6,840
Accrued severance	950	—
Total accrued compensation	$24,490	$13,758

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Current portion of lease pass-through financing obligation	$4,813	$3,835
Accrued unused commitment fees and interest	3,212	1,014
Income tax payable	3,194	6,169
Accrued professional fees	3,149	7,918
Accrued litigation settlements	2,772	1,790
Accrued return of lease pass-through upfront lease payment	1,808	—
Sales and use tax payable	1,751	3,524
Deferred rent	1,414	1,064
Other accrued expenses	5,265	3,703
Total accrued and other current liabilities	$27,378	$29,017

10.Debt Obligations

Debt obligations consisted of the following as of September 30, 2016 (in thousands, except interest rates):

		Unamortized			Unused
	Principal	Debt Issuance		Net Carrying	Borrowing
	Borrowings	Costs		Value	Capacity	Interest Rate		Maturity Date
Revolving lines of credit
Aggregation credit facility	$148,500	$—	(1)	$148,500	$226,500	3.8%		March 2018
Working capital credit facility(2)	142,600	—	(1)	142,600	—	3.8		March 2020
Term loan facility	300,000	(10,322)		289,678	—	3.5	(3)	August 2021
Subordinated HoldCo credit facility	99,750	(5,239)		94,511	100,000	8.6		March 2020
Credit agreement	857	(168)		689	2,143	6.5		(4)
Total debt	$691,707	$(15,729)		$675,978	$328,643

Debt obligations consisted of the following as of December 31, 2015 (in thousands, except interest rates):

		Unamortized			Unused
	Principal	Debt Issuance		Net Carrying	Borrowing
	Borrowings	Costs		Value	Capacity	Interest Rate	Maturity Date
Aggregation credit facility	$269,100	$—	(1)	$269,100	$105,900	3.8%	March 2018
Working capital credit facility	146,750	—	(1)	146,750	—	3.5	March 2020
Total debt	$415,850	$—		$415,850	$105,900

(1)	Revolving lines of credit are not presented net of unamortized debt issuance costs. See Note 2—Summary of Significant Accounting Policies.
(2)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

(3)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $270.0 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(4)	Quarterly payments of principal and interest are payable over a seven year term. The seven year term begins after the final completion date of the underlying solar energy systems.

Term Loan Facility

In August 2016, the Company entered into a credit agreement (the “Term Loan Facility”) pursuant to which it may borrow up to $313.0 million aggregate principal amount of term borrowings and letters of credit from certain financial institutions for which Investec Bank PLC is acting as administrative agent. The borrower under the Term Loan Facility is Vivint Solar Financing II, LLC, a wholly owned indirect subsidiary of the Company. Proceeds of $300.0 million in term loan borrowings under the Term Loan Facility were used to: (1) repay $220.5 million of existing indebtedness under the Aggregation Facility to remove the portfolio of projects being used as collateral for the Term Loan Facility (the “Portfolio”); (2) distribute $63.6 million to the Company; (3) pay $10.6 million in transaction costs and fees in connection with the Term Loan Facility; and (4) fund $5.3 million in agreed reserve accounts. Additionally, letters of credit for up to $13.0 million were issued for a debt service reserve.

For the initial four years of the term of the Term Loan Facility, interest on borrowings accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.00%. Thereafter interest accrues at an annual rate equal to LIBOR plus 3.25%. In the third quarter of 2016, the Company entered into an interest rate swap hedging arrangement such that 90% of the aggregate principal amount of the outstanding term loan is subject to a fixed interest rate. See Note 11—Derivative Financial Instruments. Certain principal payments are due on a quarterly basis, at the end of January, April, July and October of each year, subject to the occurrence of certain events, including failure to meet certain distribution conditions, proceeds received by the borrower or subsidiary guarantors in respect of casualties, and proceeds received for purchased systems. Principal and interest payable under the Term Loan Facility mature in August 2021 and optional prepayments, in whole or in part, are permitted under the Term Loan Facility, without premium or penalty apart from any customary LIBOR breakage provisions.

The Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account was funded with the outstanding letters of credit under the Term Loan Facility. As such, the debt service reserve is not classified as restricted cash and cash equivalents on the condensed consolidated balance sheets. The borrower is required to maintain an average debt service coverage ratio of 1.55 to 1. As of September 30, 2016, the Company was in compliance with such covenants.

Prior to the maturity of the Term Loan Facility, a fund investor could exercise a put option in two of the Company’s investment funds and require the Company to purchase the fund investor’s interest in those investment funds. As such, the Company was required to establish a $2.9 million reserve at the inception of the Term Loan Facility in order to pay the fund investor if either of the put options is exercised prior to the maturity of the Term Loan Facility. In addition, a $2.4 million escrow account was established with respect to those systems in the Portfolio that had not been placed in service as of the closing date, with a single disbursement of this amount to occur once such systems have been placed in service, subject to compliance with the Portfolio concentration restrictions and limitations related to the Portfolio. These reserves are classified as restricted cash and cash equivalents on the condensed consolidated balance sheets.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the underlying investment funds. In addition, the Company guarantees certain obligations of the borrower under the Term Loan Facility.

Interest expense for the Term Loan Facility was approximately $2.2 million for the three and nine months ended September 30, 2016. No interest expense was incurred for the three and nine months ended September 30, 2015.

Subordinated HoldCo Facility

In March 2016, the Company entered into a financing agreement (the “Subordinated HoldCo Facility,” formerly known as the “Term Loan Facility”) pursuant to which it may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by HPS Investment Partners, formerly known as Highbridge Principal Strategies, LLC. The borrower under the Subordinated HoldCo Facility is Vivint Solar Financing Holdings, LLC, one of the Company’s subsidiaries. The initial $75.0 million in borrowings are referred to as “Tranche A” borrowings. The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to March 2017. Such subsequent borrowings are referred to as “Tranche B” borrowings. The Company incurred $25.0 million in Tranche B borrowings in July 2016. As a result, the maturity date for all borrowings was extended to March 2020. The Company may not prepay any borrowings until March 2018 and any subsequent prepayments of principal are subject to a 3.0% fee. Borrowings under the Subordinated HoldCo Facility will be used for the construction and acquisition of solar energy systems.

Prior to the Tranche B borrowings being incurred, interest on principal borrowings under the Subordinated HoldCo Facility accrued at a floating rate of LIBOR plus 5.5%. Subsequent to the Tranche B borrowings being incurred, interest accrues at a floating rate of LIBOR plus 8.0%. The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. As of September 30, 2016, the Company was in compliance with such covenants. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s subsidiaries and the parent company of the borrower and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Interest expense for the Subordinated HoldCo Facility was approximately $2.6 million and $4.4 million for the three and nine months ended September 30, 2016. No interest expense was recorded for the three and nine months ended September 30, 2015. A $5.1 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Subordinated HoldCo Facility.

Bank of America, N.A. Aggregation Credit Facility

In September 2014, the Company entered into an aggregation credit facility (as amended, the “Aggregation Facility”), pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings with certain financial institutions for which Bank of America, N.A. is acting as administrative agent.

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

The borrower under the Aggregation Facility is Vivint Solar Financing I, LLC, one of the Company’s indirect wholly owned subsidiaries, which in turn holds the Company’s interests in the managing members in the Company’s existing investment funds. These managing members guarantee the borrower’s obligations under the Aggregation Facility. In addition, Vivint Solar Financing I Parent, LLC, has pledged its interests in the borrower, and the borrower has pledged its interests in the guarantors as security for the borrower’s obligations under the Aggregation Facility. The related solar energy systems are not subject to any security interest of the lenders, and there is no recourse to the Company in the case of a default.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of September 30, 2016, the Company was in compliance with such covenants. Previously, the Company was required to obtain an interest rate hedge by September 13, 2016. As of September 30, 2016, the Company is now required to obtain the interest rate hedge by January 16, 2017, and no interest rate hedge has been entered into for this facility.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $3.0 million and $2.6 million for the three months ended September 30, 2016 and 2015. Interest expense was approximately $11.2 million and $7.0 million for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the current portion of debt issuance costs of $4.0 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $1.9 million was recorded in other non-current assets, net in the condensed consolidated balance sheet. In addition, a $3.0 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Working Capital Credit Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. In addition to the outstanding borrowings as of September 30, 2016, the Company had established letters of credit under the Working Capital Facility for up to $7.4 million related to insurance contracts.

The Company has pledged the interests in the assets of the Company and its subsidiaries, excluding the Company’s existing investment funds, their managing members, the Term Loan Facility, the Subordinated HoldCo Facility, the Aggregation Facility and Solmetric Corporation, as security for its obligations under the Working Capital Facility. Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that the Company may elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of September 30, 2016, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $1.4 million and $0.7 million for the three months ended September 30, 2016 and 2015. Interest expense was approximately $4.4 million and $1.1 million for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the current portion of debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $1.4 million was recorded in other non-current assets, net in the condensed consolidated balance sheet.

Credit Agreement

In February 2016, a subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) pursuant to which Goldman Sachs, through GSUIG Real Estate Member LLC, committed to lend an aggregate principal amount of $3.0 million. Proceeds from the Credit Agreement are to be used for the deployment of certain solar energy systems. Quarterly payments of principal and interest are due over a seven year term. The seven year term begins after the final completion date of the underlying solar energy systems. Interest accrues on borrowings at a rate of 6.50%.  The repayment term had not yet begun as of September 30, 2016. Interest expense under the Credit Agreement was de minimis for the three and nine months ended September 30, 2016. No interest expense was recorded for the three and nine months ended September 30, 2015.

Interest Expense and Amortization of Debt Issuance Costs

For the three months ended September 30, 2016 and 2015, total interest expense incurred under all debt obligations was approximately $9.2 million and $3.3 million, of which $1.8 million and $0.9 million was amortization of debt issuance costs. For the nine months ended September 30, 2016 and 2015, total interest expense incurred under all debt obligations was approximately $22.2 million and $8.1 million, of which $4.5 million and $2.6 million was amortization of debt issuance costs.

11.	Derivative Financial Instruments

Derivative financial instruments consisted of the following at fair value (in thousands):

	September 30, 2016
		Balance Sheet
	Fair Value	Location
Asset derivatives designated as hedging instruments:
Interest rate swap	$973	Other non-current assets
Total derivatives	$973

The Company is exposed to interest rate risk relating to its outstanding debt facilities which have variable interest rates. In connection with closing the Term Loan Facility in August 2016, the Company entered into an interest rate swap with a notional amount of $270.0 million to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. The notional amount of the interest rate swap decreases through July 31, 2028 to match the Company’s estimated quarterly principal payments on its loans through that date. The Company had no other derivative financial instruments prior to entering into this interest rate swap. The Company records derivatives in the condensed consolidated balance sheets at fair value.

The interest rate swap is designated as a cash flow hedge. The amount of accumulated other comprehensive income expected to be reclassified to interest expense within the next 12 months is approximately $0.9 million. The Company will discontinue the hedge accounting designation of this derivative if the payment schedule of the Term Loan Facility is accelerated and the derivative becomes less than highly effective.

The effect of derivative financial instruments on the condensed consolidated statements of comprehensive income and the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three and Nine Months Ended September 30,
	2016	2015	Location of Gain
Gain recognized in OCI - effective portion:
Interest rate swap	$715	$—
Total	$715	$—

Gain recognized in income - ineffective portion:
Interest rate swap	$258	$—	Other income
Total	$258	$—

12.Investment Funds

As of September 30, 2016, the Company had 17 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$22,149	$12,014
Accounts receivable, net	7,781	3,063
Prepaid expenses and other current assets	1,118	121
Total current assets	31,048	15,198
Solar energy systems, net	1,244,876	990,609
Other non-current assets, net	1,459	18
Total assets	$1,277,383	$1,005,825
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$16,439	$11,347
Current portion of deferred revenue	8,145	4,824
Accrued and other current liabilities	6,690	3,869
Total current liabilities	31,274	20,040
Deferred revenue, net of current portion	36,505	43,094
Other non-current liabilities	1,710	3,283
Total liabilities	$69,489	$66,417

Residential Investment Funds

As of September 30, 2016, the Company had 17 residential investment funds. Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of September 30, 2016 and December 31, 2015, the cumulative total of contributions into the VIEs by all investors was $1,009.6 million and $773.0 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods.

Lease Pass-Through Financing Obligation

In June 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement that became operational in July 2015. Under the agreement, the Company contributes solar energy systems and the investor contributes cash. The net carrying value of the related solar energy systems was $63.3 million and $64.7 million as of September 30, 2016 and December 31, 2015.

Under the arrangement, the fund investor makes a large upfront payment to the Company’s subsidiary and subsequent periodic payments. The Company allocates a portion of the aggregate payments received from the fund investor to the estimated fair value of assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investor. The fair value of the ITCs is estimated by multiplying the ITC rate of 30% by the fair value of the systems that are sold to the lease pass-through fund. The Company’s subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, the Company recognizes revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The unrecognized revenue allocated to ITCs is recorded as deferred revenue in the condensed consolidated balance sheets.

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

As of September 30, 2016 and December 31, 2015, the Company had recorded financing liabilities of $43.6 million and $47.3 million related to this fund arrangement, of which $37.1 million and $40.1 million was deferred revenue and $6.5 million and $7.2 million was the lease pass-through financing obligation recorded in other liabilities.

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

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. The Company paid a fee of $1.0 million to terminate and release any and all claims related to its C&I investment fund during the nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, the Company had accrued $8.9 million and $5.2 million in potential distributions to reimburse fund investors a portion of their upfront lease payments and capital contributions in order to true-up the investors’ expected rate of return primarily due to delays in solar energy systems being interconnected to the power grid.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of September 30, 2016 and December 31, 2015, which is classified as restricted cash and cash equivalents on the condensed consolidated balance sheets.

13.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30,	December 31,
	2016	2015
Shares available for grant under equity incentive plans	10,131	12,267
Restricted stock units issued and outstanding	7,791	930
Stock options issued and outstanding	6,198	9,277
Long-term incentive plan	2,706	3,382
Total	26,826	25,856

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2015	$169,541
Contributions from redeemable non-controlling interests	42,803
Distributions to redeemable non-controlling interests	(6,612)
Net loss	(67,801)
Balance as of September 30, 2016	$137,931

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2015	$518,943	$90,309	$609,252
Stock-based compensation expense	6,145	—	6,145
Excess tax effects from stock-based compensation	(1,280)	—	(1,280)
Issuance of common stock	2,645	—	2,645
Contributions from non-controlling interests	—	194,345	194,345
Distributions to non-controlling interests	—	(20,710)	(20,710)
Change in comprehensive income	429	—	429
Net loss	(2,152)	(127,177)	(129,329)
Balance as of September 30, 2016	$524,730	$136,767	$661,497

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

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are reported using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value method) or their estimated redemption value in each reporting period. The carrying values of redeemable non-controlling interests at September 30, 2016 and December 31, 2015 were greater than or equal to the redemption values.

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

14.	Equity Compensation Plans

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

As of September 30, 2016, a total of 10.1 million shares of common stock are available to grant under the 2014 plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.3 million shares became available to grant at the beginning of 2016 under the 2014 Plan.

As of September 30, 2016, there were 0.2 million time-based stock options, 6.0 million restricted stock units (“RSUs”), and 1.8 million performance share units (“PSUs”) outstanding under the 2014 Plan. The time-based options are subject to ratable time-based vesting over three to four years. The RSUs are subject to ratable time-based vesting over one to four years. The PSUs vest quarterly or annually over one to four years subject to individual participants’ achievement of respective quarterly or annual performance goals.

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

As of September 30, 2016, 1.1 million shares of common stock had been awarded to participants under the LTIP. As of September 30, 2016, 2.7 million shares remained outstanding, as 0.3 million shares represented the exercise price that were returned to the 2014 Plan.

Equity Award Modifications

Former CEO Resignation

On May 2, 2016, the Company accepted the resignation of its former CEO. Pursuant to a separation agreement, the Company accelerated the vesting of 0.2 million of the former CEO’s stock options. Further, all of the CEO’s vested stock options were modified such that they will remain exercisable until the third anniversary of his termination date. As a result of these modifications, the Company recorded incremental stock-based compensation expense of $0.7 million during the nine months ended September 30, 2016.

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

Stock Options

Stock Option Activity

Stock options are granted under the 2014 Plan and Omnibus Plan as described above. Stock option activity for the nine months ended September 30, 2016 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2015	9,277	$1.36		$76,488
Granted	1,078	3.21
Exercised	(2,415)	1.08
Cancelled	(1,742)	2.69
Outstanding—September 30, 2016	6,198	$1.41	6.5	$11,922
Options vested and exercisable—September 30, 2016	1,996	$1.51	6.5	$3,766
Options vested and expected to vest—September 30, 2016	3,751	$1.52	6.8	$7,078

The weighted-average grant date fair value of time-based stock options granted during the nine months ended September 30, 2016 and 2015 was $2.23 and $9.39 per share. No performance-based stock options were granted during the nine months ended September 30, 2016 and 2015. The total intrinsic value of options exercised for the nine months ended September 30, 2016 and 2015 was $5.0 million and $7.4 million. Intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock.

The total fair value of stock options vested for the nine months ended September 30, 2016 and 2015 was $1.0 million and $14.1 million.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition. The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2016	2015
Expected term (in years)	5.5	6.2
Volatility	84.9%	89.0%
Risk-free interest rate	1.4%	1.8%
Dividend yield	0.0%	0.0%

Restricted Stock Units

RSUs are granted under the 2014 Plan and the LTIP as described above. RSU activity for the nine months ended September 30, 2016 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2015	930	$12.84
Granted	8,588	2.66
Vested	(877)	6.83
Forfeited	(850)	4.16
Outstanding at September 30, 2016	7,791	$3.25

The total fair value of RSUs vested was $3.1 million and $8.7 million for the nine months ended September 30, 2016 and 2015. The Company determines the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$877	$181	$1,817	$2,754
Sales and marketing	860	751	2,473	10,054
General and administrative	1,940	1,512	2,493	10,122
Research and development	1	152	(638)	276
Total stock-based compensation	$3,678	$2,596	$6,145	$23,206

During the nine months ended September 30, 2016, several of the Company’s senior management, including the Company’s former CEO, left the Company. The Company reversed all stock-based compensation expense for awards that were forfeited by the terminated employees, which reduced stock-based compensation expense for the nine months ended September 30, 2016 below historical levels. As a result of these and other terminations, the Company increased its forfeiture rate during the nine months ended September 30, 2016, which is reflected in stock-based compensation expense for the three and nine months ended September 30, 2016.

Unrecognized stock-based compensation expense, net of estimated forfeitures, for time-based stock options, RSUs and PSUs as of September 30, 2016 was as follows (in thousands, except years):

	Unrecognized
	Stock-Based	Weighted-
	Compensation	Average Period
	Expense	of Recognition
Time-based stock options	$2,171	2.5
RSUs and PSUs	16,186	1.7
Total unrecognized stock-based compensation expense as of September 30, 2016	$18,357

15.	Income Taxes

The income tax expense for the three months ended September 30, 2016 and 2015 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of 7.0% and 12.9%. For the nine months ended September 30, 2016 and 2015, the Company’s consolidated effective income rate was (5.5)% and (8.7)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2016 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, federal investment tax credits, amortization of the prepaid tax asset, and for the nine months ended September 30, 2016, the goodwill impairment charge. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2015 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net, of $399.8 million and $277.5 million as of September 30, 2016 and December 31, 2015.

Uncertain Tax Positions

As of September 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits. There was no interest and penalties accrued for any uncertain tax positions as of September 30, 2016 and December 31, 2015. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

16.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue—operating leases and incentives	$661	$1,447	$2,677	$4,376
Sales and marketing	711	328	1,807	1,589
General and administrative	107	211	388	5,013

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, APX Group, Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint primarily provides the Company with information technology and infrastructure and certain other services. The Company incurred fees under these agreements of $0.8 million and $1.8 million for the three months ended September 30, 2016 and 2015, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $3.2 million and $5.3 million for the nine months ended September 30, 2016 and 2015.

Payables to Vivint recorded in accounts payable—related party were $0.4 million and $1.9 million as of September 30, 2016 and December 31, 2015. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $3.6 million and $2.9 million as of September 30, 2016 and December 31, 2015. The Company provided a reserve of $1.3 million and $0.7 million as of September 30, 2016 and December 31, 2015 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.8 million and $1.7 million as of September 30, 2016 and December 31, 2015, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds. The Company also has a Backup Maintenance Servicing Agreement with Vivint in which Vivint will provide maintenance servicing of a fund in the event that the Company is removed as the service provider for the fund. No services have been performed by Vivint under this agreement. An unrelated provider has agreed to perform backup maintenance services for all other funds.

17.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $4.5 million and $3.0 million for the three months ended September 30, 2016 and 2015. The aggregate expense incurred under these operating leases was $13.1 million and $9.4 million for the nine months ended September 30, 2016 and 2015.

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

In May 2016, construction on the New Headquarters was completed and the Company commenced occupancy. The building qualified for sale-leaseback treatment as the Company determined the lease to be a normal leaseback, payment terms indicated the landlord has continuing investment in the property and the payment terms transferred the risks and rewards of ownership to the landlord. As such, the Company removed the build-to-suit lease asset and liabilities from its condensed consolidated balance sheet in the second quarter of 2016. The New Headquarters lease is classified and accounted for as a non-cancellable operating lease.

Letters of Credit

During the nine months ended September 30, 2016, the Company fulfilled its obligations under a forward contract to sell SRECs entered into in November 2013. As a result, the related $1.8 million stand-by letter of credit that was outstanding at December 31, 2015 was cancelled and the corresponding time deposit was released during the nine months ended September 30, 2016.

As of September 30, 2016, the Company had established letters of credit under the Working Capital Facility for up to $7.4 million related to insurance contracts and under the Term Loan Facility for up to $13.0 million related to the debt service reserve for the Term Loan Facility.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. For further information see Note 12—Investment Funds.

Legal Proceedings

In September 2014, two former installation technicians of the Company, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against the Company and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for the Company’s payment of $1.7 million to be paid out to the purported class members, which was accrued at that time. The Court gave final approval to the settlement on September 30, 2016. On October 7, 2016, the Company made payment of the $1.7 million gross settlement fund to the settlement claim administrator.

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company, its directors, certain of its officers and the underwriters of the Company’s initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, the Company filed a motion to dismiss the complaint and on December 10, 2015, the Court issued an Opinion and Order dismissing the complaint with prejudice. On January 5, 2016, the plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals. On August 25, 2016, the Court of Appeals heard oral arguments on the appeal. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

On March 8, 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which the Company was to be acquired and breached its implied covenant of good faith and fair dealing. The Company is seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy, thereby creating a temporary stay on the prosecution of the Company’s litigation in the Delaware court. On July 7, 2016, the Company filed a motion with the bankruptcy court seeking to lift the stay and allow the Company to litigate its claim against SunEdison. On September 13, 2016, the bankruptcy court denied the Company’s motion to lift the stay, effectively requiring that the Company’s claim be litigated in the bankruptcy proceeding. On September 22, 2016, the Company submitted a proof of claim in the bankruptcy case for an unsecured claim in the amount of $1.0 billion. The Company is participating in the bankruptcy case so as to maximize the recovery from the claims against SunEdison.

In March 2016, a civil complaint was filed against the Company alleging negligence and related claims arising from damage to a customer’s residence. In June 2016, the Company reached agreement between the Company, the plaintiffs and the Company’s liability insurance provider to participate in an arbitration proceeding that will determine the extent of the damages – with a minimum amount set at $1.0 million and a maximum amount set at $3.0 million. Based on the above agreement, a $1.0 million reserve was recorded related to this matter in the Company’s condensed consolidated financial statements. The arbitration hearing was held in September 2016, but the arbitrator has not yet issued a decision. The Company anticipates that the entirety of any damage award will be satisfied by its liability insurance provider and a related $1.0 million receivable was recorded in its condensed consolidated financial statements.

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

18.	Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income available (loss attributable) per share to common stockholders for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income available (loss attributable) to common stockholders	$16,696	$468	$(2,152)	$26,270
Denominator:
Shares used in computing net income available (loss attributable) per share to common stockholders, basic	108,692	106,492	107,516	105,932
Weighted-average effect of potentially dilutive shares to purchase common stock	4,652	3,731	—	3,762
Shares used in computing net income available (loss attributable) per share to common stockholders, diluted	113,344	110,223	107,516	109,694
Net income available (loss attributable) per share to common stockholders:
Basic	$0.15	$0.00	$(0.02)	$0.25
Diluted	$0.15	$0.00	$(0.02)	$0.24

In May 2016, the Company modified the unvested performance stock options to vest annually over three years with the first vesting date occurring in May 2017. See Note 14—Equity Compensation Plans. As such, all stock options were considered in the computation of diluted net income (loss) per share on a weighted-average basis as of September 30, 2016. For the three months ended September 30, 2016, 0.3 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the nine months ended September 30, 2016, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period. For the three and nine months ended September 30, 2015, a de minimis number of shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive.

As of September 30, 2015, stock-based awards for 3.4 million underlying shares of common stock were subject to performance conditions that had not yet been met. Accordingly, these performance-based stock awards were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2015. In addition, awards remaining to be granted under the LTIP Pools were not included in the computation of diluted net income per share as these shares had not been granted as of September 30, 2016 and 2015.

19.	Segment Information

From the second quarter of 2015 through the second quarter of 2016, the Company had aligned its operations as two reporting segments, (1) Residential and (2) C&I, as the result of entering into a C&I investment fund with plans to service customers in the C&I market. During that time, no projects were initiated within the fund and no revenue was recorded in the C&I segment. In June 2016, the Company ended its C&I investment fund and settled with a $1.0 million termination fee. As a result of this termination, the Company realigned and consolidated its reporting segments as the Residential segment, which is now the Company’s only reporting segment. No restatement of prior periods is necessary, as the restated prior periods are the previously disclosed condensed consolidated statements of operations for quarterly reporting.

Operating expenses in the C&I segment included sales and marketing and general and administrative. For the nine months ended September 30, 2016, sales and marketing expense was $0.3 million. For the nine months ended September 30, 2016, general and administrative expense was $1.5 million. The Company did not have any assets or liabilities associated with the C&I fund. For additional information regarding the termination of the C&I investment fund, see Note 12—Investment Funds.

20.Subsequent Events

Investment Funds

In November 2016, two wholly owned subsidiaries of the Company entered into separate solar investment fund arrangements with existing fund investors. The commitments under the investment fund arrangements total $100.0 million. The Company’s wholly owned subsidiaries have the right to elect to require the fund investors to sell all of their membership units to the Company’s wholly owned subsidiaries beginning on the date that certain conditions are met. The purchase prices for the fund investors’ interests are determined based on the fair market values of those interests at the time the options are exercised. The Company has not yet completed its assessment of whether the investment fund arrangements are VIEs.

In November 2016, the Company also entered into a commitment letter with an existing fund investor for an additional $100.0 million fund arrangement. The fund investor’s obligations under the commitment letter are subject to the satisfaction of certain conditions. If the commitment is consummated, the Company will assess whether the investment fund arrangement is a VIE.

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

Overview

We primarily offer distributed solar energy to residential customers based on long-term contracts at prices below their current utility rates. Our customer focus, neighborhood-driven direct-to-home sales model, brand and operational efficiency have driven our growth in solar energy installations. We believe we are disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation.

We sell the electricity that our solar energy systems produce through long-term power purchase agreements (“PPAs”) or lease solar energy systems through long-term leases (“Solar Leases”). We also offer our customers the option to purchase solar energy systems through a third-party loan offering or cash purchase, which we anticipate becoming an increasingly significant portion of our business. Under either PPA or Solar Lease customer contracts, we install our solar energy system at our customer’s home and bill the customer monthly. Since the second quarter of 2016, we have been more selective in our installation policies to increase incremental value by limiting the installation of smaller system sizes and limiting installations on certain roof types. We continue to review installation policies as our processes become more efficient and power rates increase. In the PPA structure, we charge customers a fee per kilowatt hour based on the amount of electricity the solar energy system actually produces. In the Solar Lease structure, the customer’s monthly payment is fixed based on a calculation that takes into account expected solar energy generation. We provide our Solar Lease customers a performance guarantee, under which we agree to make a payment at the end of each year to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. The PPA and Solar Lease terms are typically for 20 years, and virtually all the prices that we charge to our customers are subject to pre-determined annual fixed percentage price escalations as specified in the customer contract. We do not believe that either PPA or Solar Lease contracts are materially more advantageous to us than the other.

We primarily compete with traditional utilities with our PPAs and Solar Leases. In the markets we serve, our strategy is to price the energy we sell below prevailing retail electricity rates. As a result, the price our customers pay to buy energy from us varies depending on the state where the customer is located and the local traditional utility. In markets that are also served by other distributed solar energy system providers, the price we charge also depends on customer price sensitivity, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. Since the second quarter of 2016, we have also changed our pricing in certain markets to maximize returns on investment. We primarily compete with other distributed solar energy system providers for systems we sell to customers, on the basis of price, service and availability of financing options. We continue to evaluate our pricing in all markets on a quarterly basis and make adjustments to optimize our use of capital based on market conditions and utility rates. In addition, we are working on developing a joint lead generation program with our sister company Vivint with the goal of driving additional growth.

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by co-investing or entering into lease arrangements with fund investors who value the resulting customer receivables and investment tax credits, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” As of October 31, 2016, we had raised 17 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.8 billion. As of October 31, 2016, we had residential tax equity commitments to fund approximately 4 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $15 million. The terms and conditions of each investment fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional investment funds. For additional information, see “—Recent Developments.” Given our tax equity pipeline during the third quarter of 2016, we financed a greater portion of our solar energy systems with debt. Although we have secured commitments for additional tax equity, the timing of such financing impacted our activities in the third quarter. As a result, we expect megawatts installed in the fourth quarter of 2016 and potential early 2017 will be adversely affected.

Our investment funds have adopted the partnership flip, inverted lease or lease pass-through structures. Our partnership flip and inverted lease investment funds are considered variable interest entities, and we have determined that we are the primary beneficiary of them for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these entities in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statement of operations, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter. Our lease pass-through structure is a wholly owned subsidiary and therefore is consolidated in our condensed consolidated financial statements with no non-controlling interest or redeemable non-controlling interest impact.

On July 20, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with SunEdison, Inc., or SunEdison, a Delaware corporation, and SEV Merger Sub, Inc., a wholly-owned subsidiary of SunEdison. The Merger Agreement was subsequently amended on December 9, 2015 to update the terms of the merger. We terminated the Merger Agreement on March 7, 2016. On March 8, 2016, we filed suit against SunEdison alleging that SunEdison willfully breached its obligations under the Merger Agreement and breached its implied covenant of good faith and fair dealing. SunEdison filed for Chapter 11 bankruptcy in April 2016. On September 13, 2016, the bankruptcy court required that our claim be litigated in the bankruptcy proceeding. See the section captioned “Item 1. Legal Proceedings.”

Recent Developments

Investment Funds

In November 2016, two of our wholly owned subsidiaries entered into separate solar investment fund arrangements with existing fund investors. The commitments under the investment fund arrangements total $100.0 million. Our wholly owned subsidiaries have the right to elect to require the fund investors to sell all of their membership units to our wholly owned subsidiaries beginning on the date that certain conditions are met. The purchase prices for the fund investors’ interests are determined based on the fair market values of those interests at the time the options are exercised. We have not yet completed our assessment of whether the investment fund arrangements are variable interest entities, or VIEs.

In November 2016, we also entered into a commitment letter with an existing fund investor for an additional $100.0 million fund arrangement. The fund investor’s obligations under the commitment letter are subject to the satisfaction of certain conditions. If the commitment is consummated, we will assess whether the investment fund arrangement is a VIE.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Solar energy system installations	8,266	8,658	24,611	24,396
Megawatts installed	58.8	60.5	175.1	172.2

	September 30,	December 31,
	2016	2015
Cumulative solar energy system installations	93,138	68,527
Cumulative megawatts installed	634.0	458.9
Estimated nominal contracted payments remaining (in millions)	$2,432.2	$1,871.9
Estimated retained value under energy contracts (in millions)	$948.3	$705.6
Estimated retained value of renewal (in millions)	$280.0	$200.5
Estimated retained value (in millions)	$1,228.3	$906.1
Estimated retained value per watt	$1.96	$1.98

Seasonality

We experience seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from power purchase agreements is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, operating leases and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance.

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

Prior to the three months ended September 30, 2016, we had no comprehensive income or loss. For the three months ended September 30, 2016, other comprehensive income (loss) included an unrealized gain on a derivative financial instrument designated as a cash flow hedge. The cash flow hedge relates to an interest rate swap that we entered into in order to reduce interest rate risk as required by one of our debt agreements. Changes in fair value for the effective portion of this cash flow hedge are recorded in other comprehensive income and will subsequently be reclassified to interest expense over the life of the related debt facilities as interest payments are made. Changes in fair value for the ineffective portion of the cash flow hedge are recognized in other (income) expense. See Note 10—Debt Obligations and Note 11—Derivative Financial Instruments.

During the nine months ended September 30, 2016, we had a change in estimate regarding the carrying value of our goodwill. In conjunction with the acquisition by SunEdison failing to occur, our market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 7—Intangible Assets and Goodwill.

During the nine months ended September 30, 2016, we consolidated our reporting segments as the Residential segment, which is now our only reporting segment. See Note 19—Segment Information.

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

We recognize revenue related to the sale of solar energy systems to customers when interconnected to the power grid. We also recognize revenue related to the sale of photovoltaic installation devices and software products, a portion of which consists of post-contract customer support. In the second quarter of 2016, we resumed external sales of the SunEye product, which sales had previously been discontinued in the first quarter of 2015.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Operating leases and other incentives	$28,490	$16,225	$66,576	$36,849
SREC sales	4,904	5,556	13,457	8,813
Total operating leases and incentives	33,394	21,781	80,033	45,662

Solar energy system sales	7,228	307	11,873	608
Photovoltaic installation devices and software products	640	386	1,490	1,884
Total solar energy system and product sales	7,868	693	13,363	2,492
Total revenue	$41,262	$22,474	$93,396	$48,154

Operating Expenses

Cost of Revenue.     Cost of operating leases and incentives is comprised of solar energy system depreciation and amortization of initial direct costs; and indirect costs related to the processing, account creation, design, installation, interconnection and servicing of solar energy systems, including personnel costs not directly associated to a solar energy system installation, stock-based compensation, warehouse rent, utilities, fleet vehicle executory costs and solar energy system inventory write-offs. Under our direct sales model, a vast majority of payments to our direct sales personnel are customer acquisition commissions, which are capitalized as initial direct costs. The cost related to the sales of SRECs is limited to broker fees, which are only paid in connection with certain transactions. Accordingly, the sale of SRECs in a quarter favorably impacts our operating results for that period. In the fourth quarter of 2016, we expect our cost of operating leases and incentives revenue will increase in absolute dollars compared to the third quarter of 2016 primarily due to additional solar energy systems being placed in service.

Cost of solar energy system and product sales consists of material costs, direct labor costs and allocated indirect costs for solar energy systems sold to customers. It also consists of materials, personnel costs, depreciation, facilities costs, other overhead costs and infrastructure expenses associated with the manufacturing of photovoltaic installation devices and software products. We recognize the cost of solar energy system sales as the solar energy systems sold to customers are interconnected to the power grid and other revenue recognition criteria are met. In the fourth quarter of 2016, we expect our cost of solar energy system and product sales will increase in absolute dollars compared to the third quarter of 2016 as we continue to increase the sales of solar energy systems.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel; professional services and costs related to customer cancellations. In the fourth quarter of 2016, we expect sales and marketing costs will increase in absolute dollars compared to the third quarter of 2016.

Research and Development.     Research and development expense is comprised primarily of the salaries, benefits and stock-based compensation of certain employees and the development of solar technologies. In prior periods, these expenses included costs related to the development of photovoltaic software products. Research and development costs are charged to expense when incurred. In the fourth quarter of 2016, we expect research and development costs will remain consistent in absolute dollars compared to the third quarter.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. Our financial results include charges for the use of services provided by Vivint. These costs are based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented. We continue to use information and technology resources and systems administered by Vivint. In the fourth quarter of 2016, we expect that general and administrative expenses will increase in absolute dollars compared to the third quarter of 2016 due in part to increased professional service fees related to the initiation of tax equity investment funds.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved and at cost for internally developed software projects. Such intangible assets are amortized over their estimated useful lives. In the fourth quarter of 2016, we expect amortization of intangible assets to decrease in absolute dollars compared to the third quarter of 2016.

Impairment of Goodwill and Intangible Assets.     In conjunction with the acquisition by SunEdison failing to occur, our market capitalization decreased significantly during the first quarter of 2016, from $1.0 billion as of December 31, 2015 to $283.0 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of goodwill impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 7—Intangible Assets and Goodwill.

During 2015, we discontinued the external sale of two Vivint Solar Labs products. This discontinuance was considered an indicator of impairment, and we performed a review regarding the recoverability of the carrying value of the related intangible assets. As a result of this review, we recorded an impairment charge of $4.5 million in the first quarter of 2015.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of interest charges associated with our indebtedness, including the amortization of debt issuance costs and the interest components of the lease pass-through financing obligation and capital lease obligations. In the fourth quarter of 2016, we expect our interest expense to increase in absolute dollars compared to the third quarter of 2016 as we have incurred additional indebtedness. Additionally, our debt facilities accrue interest at floating rates and increases in the floating rates would result in higher interest expense.

Other (Income) Expense.     Other (income) expense includes changes in fair value for the ineffective portion of our cash flow hedge and has included interest and penalties associated with tax payments that were not paid in a timely manner.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available to Common Stockholders

We determine the net income available to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests. The net loss attributable to non-controlling interests and redeemable non-controlling interests represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of September 30, 2016, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Revenue:
Operating leases and incentives	$33,394	$21,781	$80,033	$45,662
Solar energy system and product sales	7,868	693	13,363	2,492
Total revenue	41,262	22,474	93,396	48,154
Operating expenses:
Cost of revenue—operating leases and incentives	39,268	37,624	115,566	94,799
Cost of revenue—solar energy system and product sales	6,468	470	10,606	1,384
Sales and marketing	8,617	12,051	32,078	37,181
Research and development	842	1,047	2,218	2,549
General and administrative	19,022	21,954	60,006	71,948
Amortization of intangible assets	342	3,711	762	11,195
Impairment of goodwill and intangible assets	—	—	36,601	4,506
Total operating expenses	74,559	76,857	257,837	223,562
Loss from operations	(33,297)	(54,383)	(164,441)	(175,408)
Interest expense	9,361	3,351	22,539	8,208
Other (income) expense	(434)	26	(95)	399
Loss before income taxes	(42,224)	(57,760)	(186,885)	(184,015)
Income tax (benefit) expense	(2,959)	(7,448)	10,245	15,977
Net loss	(39,265)	(50,312)	(197,130)	(199,992)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(55,961)	(50,780)	(194,978)	(226,262)
Net income available (loss attributable) to common stockholders	$16,696	$468	$(2,152)	$26,270

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Total revenue	$41,262	$22,474	$18,788

The $18.8 million increase was primarily due to a $10.7 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 76%. In addition, revenue increased $6.9 million primarily as a result of our emphasis on solar energy system sales, and revenue related to our lease pass-through fund arrangement increased $1.5 million as deferred ITC revenue was recognized. See Note 12—Investment Funds, “Lease Pass-Through Financing Obligation.” These increases were partially offset by a $0.7 million decrease in SREC sales.

Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$39,268	$37,624	$1,644
Cost of revenue—solar energy system and product sales	6,468	470	5,998
Sales and marketing	8,617	12,051	(3,434)
Research and development	842	1,047	(205)
General and administrative	19,022	21,954	(2,932)
Amortization of intangible assets	342	3,711	(3,369)
Total operating expenses	$74,559	$76,857	$(2,298)

Cost of Revenue—operating leases and incentives. The $1.6 million increase was primarily due to a $4.8 million increase in depreciation and amortization of solar energy systems and a $2.7 million increase in system portfolio maintenance costs due to the increase in the number of solar energy systems placed in service. Warehouse, office and building costs increased $0.9 million due to a 10% increase in warehouses in operation. These increases were partially offset by a $6.0 million decrease in compensation and benefits due to a 16% decrease in average installation and operations employee headcount and increased efficiencies in our installation processes, and a $0.9 million decrease in vehicle fleet costs.

Cost of Revenue—solar energy system and product sales. The $6.0 million increase was primarily due to a $5.9 million increase in the cost of system sales due to the higher volume of solar energy systems sold.

Sales and Marketing Expense. The $3.4 million decrease was primarily due to a $2.1 million decrease in compensation and benefits resulting from a 48% decrease in average indirect sales support and marketing employee headcount due to organizational changes as well as a $1.1 million decrease in marketing and brand awareness activities.

General and Administrative Expense. The $2.9 million decrease was primarily due to a $4.0 million decrease in legal and other costs related to the failed acquisition by SunEdison and a $2.3 million decrease in professional fees due to lower legal fees and decreased reliance on information technology services provided by Vivint. These decreases were partially offset by a $2.0 million increase in compensation and benefits primarily related to corporate bonuses, a $0.5 million increase in fixed asset depreciation, a $0.5 million increase in property taxes and a $0.4 million increase in stock-based compensation.

Amortization of Intangible Assets. The $3.4 million decrease was primarily due to our customer contracts intangible asset that was fully amortized in 2015.

Non-Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Interest expense	$9,361	$3,351	$6,010
Other (income) expense	(434)	26	(460)

Interest Expense. Interest expense increased $6.0 million primarily due to the cost of financing additional borrowings year over year.

Other (Income) Expense. The $0.5 million change from other expense to other income was primarily due to $0.3 million of gain related to the ineffective portion of our cash flow hedge and a $0.2 million decrease in the accrual for tax-related interest and penalties due to an abatement of a portion of prior period tax penalties.

Income Taxes

	Three Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Income tax benefit	$(2,959)	$(7,448)	$4,489

The $4.5 million decrease in income tax benefit was primarily attributable to a reduced loss before income taxes and the net effect of non-controlling interests and redeemable non-controlling interests, federal investment tax credits, amortization of the prepaid tax asset and the domestic production activities deduction.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(55,961)	$(50,780)	$(5,181)

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

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Total revenue	$93,396	$48,154	$45,242

The $45.2 million increase was primarily due to a $28.1 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service increased 76%. In addition, revenue increased $11.3 million primarily as a result of our emphasis on solar energy system sales, SREC sales increased $4.6 million primarily driven by the increased solar energy systems placed in service and revenue related to our lease pass-through fund arrangement increased $1.5 million as deferred ITC revenue was recognized. See Note 12—Investment Funds, “Lease Pass-Through Financing Obligation.” These increases were partially offset by a $0.4 million decrease in photovoltaic device and software products revenue.

Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$115,566	$94,799	$20,767
Cost of revenue—solar energy system and product sales	10,606	1,384	9,222
Sales and marketing	32,078	37,181	(5,103)
Research and development	2,218	2,549	(331)
General and administrative	60,006	71,948	(11,942)
Amortization of intangible assets	762	11,195	(10,433)
Impairment of goodwill and intangible assets	36,601	4,506	32,095
Total operating expenses	$257,837	$223,562	$34,275

Cost of Revenue—operating leases and incentives. The $20.8 million increase was primarily due to a $14.1 million increase in depreciation and amortization of solar energy systems primarily due to the increase in the number of solar energy systems placed in service. Warehouse, office and other installation costs increased $6.5 million due to a 10% increase in warehouses in operation. Solar energy system portfolio maintenance costs increased by $5.4 million due to the increase in the number of solar energy systems placed in service. These increases were partially offset by a $2.3 million decrease in compensation and benefits due to increased efficiencies in our installation processes, a $2.1 million decrease in vehicle fleet costs and a $0.9 million decrease in stock-based compensation primarily due to performance options that vested in 2015.

Cost of Revenue—solar energy system and product sales. The $9.2 million increase was primarily due to a $9.4 million increase in the cost of system sales due to the higher volume of solar energy systems sold in 2016. The increase was partially offset by decreased costs of photovoltaic device and software product sales in line with the related revenue.

Sales and Marketing Expense. The $5.1 million decrease was primarily due to a $7.6 million decrease in stock-based compensation. Stock-based compensation expense in 2015 was driven higher primarily due to the grant and vesting of shares issued to sales personnel under the Long-Term Incentive Plan, or LTIP, and the vesting of options due to a performance condition being met. Total stock-based compensation expense is adjusted for the majority of sales and marketing participants based on our stock price, which declined significantly from September 30, 2015 to September 30, 2016. These decreases were partially offset by a $1.4 million increase in sales administrative costs and a $0.9 million increase in costs associated with marketing and brand awareness activities.

Research and Development Expense. The $0.3 million decrease was primarily due to a $0.9 million decrease in stock-based compensation primarily driven by the forfeiture of unvested stock options for employees who left our company in second quarter of 2016. This decrease was partially offset by an increase in compensation and benefits of $0.5 million primarily due to a 30% increase in average research and development headcount.

General and Administrative Expense. The $11.9 million decrease was primarily due to an $8.3 million decrease in stock-based compensation primarily due to performance options that vested in 2015 and the forfeiture of unvested stock options for executives who left the company in the nine months ended September 30, 2016. Additionally, professional fees related to initiating and servicing tax equity investment funds decreased by $7.6 million as fewer funds were closed in 2016. Other professional fees decreased by $3.6 million primarily due to lower legal fees and decreased costs incurred for reliance on information technology services provided by Vivint. These decreases were partially offset by $2.2 million in costs primarily related to severance for senior management who left the company and other organizational changes, a $1.6 million increase compensation and benefits primarily related to corporate bonuses, a $1.1 million increase in fixed asset depreciation and a $1.1 million increase in insurance costs. Additionally, a $1.0 million fee was incurred to terminate and settle the C&I investment fund, and legal and other fees increased $0.6 million related to the failed acquisition by SunEdison.

Amortization of Intangible Assets. The $10.4 million decrease was primarily due to a $10.9 million decrease in amortization related to our customer contracts intangible asset as it became fully amortized in 2015, which was partially offset by the amortization of other intangible assets.

Impairment of Goodwill and Intangible Assets. An impairment charge of $36.6 million was recorded in 2016 to write off the entire value of goodwill as it was deemed to be fully impaired during the nine months ended September 30, 2016. An impairment charge of $4.5 million was recorded in 2015 to write down the value of intangibles associated with two Vivint Solar Labs products for which external sales were discontinued.

Non-Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Interest expense	$22,539	$8,208	$14,331
Other (income) expense	(95)	399	(494)

Interest Expense. Interest expense increased $14.3 million primarily due to the cost of financing additional borrowings year over year.

Other (Income) Expense. The $0.5 million change from other expense to other income was primarily due to a $0.3 million gain related to the ineffective portion of our cash flow hedge that was recognized in other income during the period and a $0.2 million decrease in the accrual for tax-related interest and penalties due to an abatement of a portion of prior period tax penalties.

Income Taxes

	Nine Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Income tax expense	$10,245	$15,977	$(5,732)

The $5.7 million decrease in income tax expense was primarily attributable to the net effect of non-controlling interests and redeemable non-controlling interests, federal investment tax credits, amortization of the prepaid tax asset and the goodwill impairment charge.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Nine Months Ended
	September 30,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(194,978)	$(226,262)	$31,284

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors' tax capital account. The current period decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests was due to the signing of fund amendments in the second quarter of 2015 allowing for bonus tax depreciation to be allocated to the fund investors solely in 2015. This one-time allocation of bonus tax depreciation significantly reduced the fund investors' tax capital accounts leading to an increased HLBV loss in 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $113.0 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and our current debt facilities as further described below, in addition to financing that we may obtain from other sources, including our financial sponsors, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, if we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of our customers’ systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. While we believe additional financing is available and will continue to be available to support our current level of operations, we believe we have the ability and intent to reduce operations to the level of available financial resources for at least the next 12 months.

Sources of Funds

Investment Fund Commitments

As of October 31, 2016, we have raised 17 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion, which will enable us to install solar energy systems of total fair market value approximating $2.8 billion. The undrawn committed capital for these funds as of October 31, 2016 is approximately $22 million, which includes approximately $18 million in payments that will be received from fund investors upon interconnection to the respective power grid of solar energy systems that have already been allocated to investment funds. As of October 31, 2016, we had tax equity commitments to fund approximately 4 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $15 million.

Debt Instruments

Term Loan Facility.     In August 2016, we entered into a credit agreement, or the Term Loan Facility, pursuant to which we may borrow up to $313.0 million aggregate principal amount of term borrowings and letters of credit from certain financial institutions for which Investec Bank PLC is acting as administrative agent. Proceeds of $300.0 million in term loan borrowings under the Term Loan Facility were used to: (1) repay $220.5 million of existing indebtedness under the Aggregation Facility to remove the portfolio of projects being used as collateral for the Term Loan Facility, or the Portfolio; (2) distribute $63.6 million to us; (3) pay $10.6 million in transaction costs and fees in connection with the Term Loan Facility; and (4) fund $5.3 million in agreed reserve accounts. Additionally, letters of credit for up to $13.0 million were issued for a debt service reserve. As of September 30, 2016, we had no borrowing capacity remaining under the Term Loan Facility.

For the initial four years of the term of the Term Loan Facility, interest on borrowings accrues at an annual rate equal to London Interbank Offered Rate or, LIBOR, plus 3.00%. Thereafter interest accrues at an annual rate equal to LIBOR plus 3.25%. In the third quarter of 2016, as required by the Term Loan Facility agreement, we entered into an interest rate swap hedging arrangement such that 90% of the aggregate principal amount of the outstanding term loan is subject to a fixed interest rate. Certain principal payments are due on a quarterly basis, at the end of January, April, July and October of each year, subject to the occurrence of certain events, including failure to meet certain distribution conditions, proceeds received by the borrower or subsidiary guarantors in respect of casualties, and proceeds received for purchased systems. Principal and interest payable under the Term Loan Facility mature in five years and optional prepayments, in whole or in part, are permitted under the Term Loan Facility, without premium or penalty apart from any customary LIBOR breakage provisions. As of September 30, 2016, the hedged portion of the Term Loan Facility accrued interest at 4.0% and the unhedged portion of the Term Loan Facility accrued interest at 3.5%.

The Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account was funded with the outstanding letters of credit under the Term Loan Facility. As such, the debt service reserve is not classified as restricted cash and cash equivalents on the condensed consolidated balance sheets. The borrower is required to maintain an average debt service coverage ratio of 1.55 to 1. As of September 30, 2016, we were in compliance with such covenants.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the underlying investment funds. In addition, we guarantee certain obligations of the borrower under the Term Loan Facility.

Subordinated HoldCo Facility.     In March 2016, we entered into a financing agreement, or the Subordinated HoldCo Facility, formerly known as the Term Loan Facility, pursuant to which we may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by HPS Investment Partners, formerly known as Highbridge Principal Strategies, LLC. The initial $75.0 million in borrowings are referred to as “Tranche A” borrowings. The remaining $125.0 million aggregate principal amount in borrowings may be incurred in three installments of at least $25.0 million aggregate principal amount prior to March 2017. Such subsequent borrowings are referred to as “Tranche B” borrowings. We incurred $25.0 million in Tranche B borrowings in July 2016. As a result, the maturity date for all borrowings was extended to March 2020. We may not prepay any borrowings until March 2018 and any subsequent prepayments of principal are subject to a 3.0% fee. Borrowings under the Subordinated HoldCo Facility will be used for the construction and acquisition of solar energy systems. As of September 30, 2016, we had incurred $99.8 million in borrowings under the Subordinated HoldCo Facility and we had remaining borrowing capacity of $100.2 million.

Prior to the Tranche B borrowings being incurred, interest on principal borrowings under the Subordinated HoldCo Facility accrued at a floating rate of LIBOR plus 5.5%. Subsequent to the Tranche B borrowings being incurred, interest accrues at a floating rate of LIBOR plus 8.0%. As of September 30, 2016, the Subordinated HoldCo Facility accrued interest at 8.6%.

The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. As of September 30, 2016, we were in compliance with such covenants.

Aggregation Credit Facility.     In September 2014, we entered into a credit agreement, or the Aggregation Facility, which has subsequently been amended, pursuant to which we may borrow up to an aggregate principal amount of $375.0 million and, for which Bank of America, N.A. is acting as administrative agent. Upon the satisfaction of certain conditions and the approval of the lenders, we may increase the aggregate amount of principal borrowings to $550.0 million. As of September 30, 2016, we had incurred an aggregate of $148.5 million in borrowings under this agreement and we had a remaining borrowing capacity of $226.5 million under this facility.

Prepayments are permitted under the Aggregation Facility and the principal and accrued interest on any outstanding loans mature in March 2018. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.50% after such period. Interest is payable at the end of each interest period that the Company may elect as a term of either one, two or three months. As of September 30, 2016, the borrowings under the Aggregation Facility accrued interest at 3.8%.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. As of September 30, 2016, we were in compliance with such covenants. Previously, the Company was required to obtain an interest rate hedge by September 13, 2016. As of September 30, 2016, the Company is now required to obtain the interest rate hedge by January 16, 2017, and no interest rate hedge has been entered into for this facility.

Working Capital Credit Facility.     In March 2015, we entered into a credit agreement, or the Working Capital Facility, pursuant to which we may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Loans under the Working Capital Facility were used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit were issued for working capital and general corporate purposes. The Working Capital Facility matures in March 2020. As of September 30, 2016, we had incurred $142.6 million in borrowings under this credit facility and up to $7.4 million in letters of credit related to insurance contracts. As such, there was no remaining borrowing capacity available as of September 30, 2016.

Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that we elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. As of September 30, 2016, the borrowings under the Working Capital Facility accrued interest at 3.8%.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, our ability to incur indebtedness, incur liens, make investments, make fundamental changes to our business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that we may not incur any indebtedness other than that related to the Working Capital Facility or in respect of permitted swap agreements. These restrictions do not impact our ability to enter into investment funds, including those that are similar to those entered into previously. We are also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of September 30, 2016, we were in compliance with such covenants.

Cash Inflows from Operations

In the three and nine months ended September 30, 2016, we generated $33.4 million and $80.0 million in revenue from operating leases and incentives, which approximates cash inflow. Cash related to our solar energy systems sales is generally received prior to revenue recognition. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
Consolidated cash flow data:	(In thousands)
Net cash used in operating activities	$(123,880)	$(144,635)
Net cash used in investing activities	(329,002)	(397,287)
Net cash provided by financing activities	473,706	362,028
Net increase (decrease) in cash and cash equivalents	$20,824	$(179,894)

Operating Activities

In the nine months ended September 30, 2016, we had a net cash outflow from operations of $123.9 million. This outflow was primarily due to a $197.1 million net loss and a $122.3 million increase in prepaid tax assets. The outflow was partially offset by noncash adjustments of $124.9 million for deferred income taxes, $36.6 million for impairment of goodwill, and $32.4 million for depreciation and amortization.

Investing Activities

In the nine months ended September 30, 2016, we used $329.0 million in investing activities primarily due to $318.3 million in costs associated with the design, acquisition and installation of solar energy systems and $8.4 million to increase the balance in restricted cash and cash equivalents.

Financing Activities

In the nine months ended September 30, 2016, we generated $473.7 million from financing activities, of which $500.3 million was received in proceeds from long-term debt and $237.1 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds. These proceeds were partially offset by repayments of long-term debt of $224.4 million, distributions to non-controlling interests and redeemable non-controlling interests of $22.2 million, and payments for debt issuance costs and capital lease obligations of $21.1 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2015 are laid out in the following table. Changes that have occurred during the nine months ended September 30, 2016 are included in the footnotes to the table.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt(1)	$—	$269,100	$146,750	$—	$415,850
Interest payments related to long-term debt(2)	15,206	22,819	6,353	—	44,378
Distributions payable to non-controlling interests and redeemable non-controlling interests(3)	11,347	—	—	—	11,347
Capital lease obligations and interest	6,405	9,815	1,044	—	17,264
Operating lease obligations	14,223	23,129	18,969	81,216	137,537
Total	$47,181	$324,863	$173,116	$81,216	$626,376

(1)

Does not include additional borrowings and repayments during the nine months ended September 30, 2016, which resulted in a net $275.9 million increase in principal borrowings. These borrowing included the following activity: under the Term Loan Facility maturing in August 2021, we incurred $300.0 million of principal borrowings; under the Subordinated HoldCo Facility maturing in March 2020, we incurred $99.8 million in principal borrowings; under the Aggregation Facility maturing in March 2018, we reduced principal borrowings by a net $120.6 million; and under the Working Capital Facility maturing in March 2020, we reduced principal borrowings by $4.2 million. For additional information, see the section captioned “Liquidity and Capital Resources.”

(2)

Does not include increases in interest payments related to changes in long-term debt during the nine months ended September 30, 2016, which for payments due in less than one year increased $13.6 million, payments due in one to three years increased $36.0 million, payments due in three to five years increased $35.0 million and payments due in more than five years increased $8.0 million.

(3)	During the nine months ended September 30, 2016, distributions payable to non-controlling interests and redeemable non-controlling interests increased by $5.1 million.

Off-Balance Sheet Arrangements

We include in our condensed consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. This update does not change the characteristics of a primary beneficiary in current account guidance, but requires an entity to consider additional factors when determining if it is the primary beneficiary of a VIE that is under common control with related parties. This update is effective for annual periods beginning after December 15, 2016 for public business entities. The amendments in this updates should be applied using a modified retrospective approach. We are evaluating this update but currently expects it will not have a material impact on our condensed consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current accounting guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This update will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual periods beginning after December 15, 2017 for public business entities and early adoption is permitted. The amendments in this update should be applied using a modified retrospective approach. We are evaluating this update but currently expect it will have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash flows should be classified with the objective of reducing the existing diversity in practice. This update is effective for annual periods beginning after December 15, 2017 for public business entities and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method and must all be applied in the same period. We are evaluating the impact of this update on our condensed consolidated financial statements and related disclosures.

From March 2016 through May 2016, the FASB issued ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers, which represents comprehensive reform to revenue recognition principles related to customer contracts. Additionally, per ASU 2015-14, the effective date of these updates for us was deferred to January 1, 2018, with early adoption available on January 1, 2017. We currently plan to adopt the new standard in 2018 using the retrospective transition method. We are still evaluating the impact this guidance will have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates and classification on the statement of cash flows. This update is effective for annual periods beginning after December 15, 2016 for public business entities and early adoption is permitted. We expect to apply the update upon its effectiveness in the first quarter of 2017 and expect the update to have an impact to our equity balance in the condensed consolidated balance sheet and all expense line items where stock compensation is recorded on the condensed consolidated statement of operations in the first quarter of 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. We have operating leases that will be affected by this update and are evaluating the impact on our condensed consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventories valued under the first-in, first-out, or FIFO, or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined by the FASB as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU does not change the measurement principles for inventories valued under the last-in, first-out method. The update is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect this update to have a significant impact on our condensed consolidated financial statements and related disclosures.

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

As of September 30, 2016, we had cash and cash equivalents of $113.0 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of September 30, 2016, we had incurred an aggregate principal amount of $691.7 million in borrowings under our debt facilities, which accrued interest at floating rates. As of September 30, 2016, interest accrued at a weighted-average rate of approximately 4.6%. If our debt facilities had been fully drawn at December 31, 2015 and remained outstanding for all of 2016, the effect of a hypothetical 10% change in our floating interest rates on these borrowings would increase or decrease interest expense by approximately $4.8 million.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of September 30, 2016, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as a result of material weaknesses in our internal control over financial reporting as disclosed in our annual report on Form 10-K for the year ended December 31, 2015, our disclosure controls and procedures were not effective as of September 30, 2016.

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

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This previously reported material weakness had not been fully remediated for the year ended December 31, 2015 or for the nine months ended September 30, 2016, and as a result, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

(b)Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those described above.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In September 2014, two of our former installation technicians, on behalf of themselves and a purported class, filed a complaint for damages, injunctive relief and restitution in the Superior Court of the State of California in and for the County of San Diego against us and unnamed John Doe defendants. The complaint alleges certain violations of the California Labor Code and the California Business and Professions Code based on, among other things, alleged improper classification of installer technicians, installer helpers, electrician technicians and electrician helpers, failure to pay minimum and overtime wages, failure to provide accurate itemized wage statements, and failure to provide wages on termination. In December 2014, the original plaintiffs and three additional plaintiffs filed an amended complaint with essentially the same allegations. On November 5, 2015, the parties agreed to preliminary terms of a settlement of all claims related to allegations in the complaint in return for our payment of $1.7 million to be paid out to the purported class members, which was accrued at that time. The Court gave final approval to the settlement on September 30, 2016. On October 7, 2016, we made payment of the $1.7 million gross settlement fund to the settlement claim administrator.

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us, our directors, certain of our officers and the underwriters of our initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. On May 6, 2015, we filed a motion to dismiss the complaint and on December 10, 2015, the Court issued an Opinion and Order dismissing the complaint with prejudice. On January 5, 2016, the plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals. On August 25, 2016, the Court of Appeals heard oral arguments on the appeal. We are unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to our results of operations in the period(s) in which any such outcome becomes probable and estimable.

On September 9, 2015, two of our customers, on behalf of themselves and a purported class, named us in a putative class action, Case No. BCV-15-100925 (Cal. Super. Ct., Kern County), alleging violation of California Business and Professional Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint seeks: (1) rescission of their power purchase agreements along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. On October 16, 2015, we moved to compel arbitration of the plaintiffs’ claims pursuant to the provisions set forth in the power purchase agreements, which the Court granted and dismissed the class claims without prejudice. Plaintiffs have appealed the Court’s order. We are not able to estimate the amount or range of potential loss, if any, at this time.

On March 8, 2016, we filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which we were to be acquired and breached its implied covenant of good faith and fair dealing. We are seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. On April 21, 2016, SunEdison filed for Chapter 11 bankruptcy, thereby creating a temporary stay on the prosecution of our litigation in the Delaware court. On July 7, 2016, we filed a motion with the bankruptcy court seeking to lift the stay and allow us to litigate our claim against SunEdison. On September 13, 2016, the bankruptcy court denied our motion to lift the stay, effectively requiring that our claim be litigated in the bankruptcy proceeding. On September 22, 2016, we submitted a proof of claim in the bankruptcy case for an unsecured claim in the amount of $1.0 billion. We are participating in the bankruptcy case so as to maximize the recovery from the claims against SunEdison.

In March 2016, a civil complaint was filed against us alleging negligence and related claims arising from damage to a customer's residence. In June 2016, we reached agreement between us, the plaintiffs and our liability insurance provider to participate in an arbitration proceeding that will determine the extent of damages - with a minimum amount set at $1.0 million and a maximum amount set at $3.0 million. Based on the above agreement, a $1.0 million reserve was recorded related to this matter in our condensed consolidated financial statements. The arbitration hearing was held in September 2016, but the arbitrator has not yet issued a decision. We anticipate that the entirety of any damage award will be satisfied by our liability insurance provider and a related $1.0 million receivable was recorded in our condensed consolidated financial statements.

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

Risk Related to our Business

We need to enter into substantial additional financing arrangements to facilitate new customers’ access to our solar energy systems, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, or the lease payments for, our solar energy systems. If we are unable to establish new investment funds when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems with little to no upfront cost to them, we may be unable to finance installation of our customers’ systems or our cost of capital could increase, either of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of October 31, 2016, we had raised 17 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.1 billion which will enable us to install solar energy systems of total fair market value approximating $2.8 billion. As of October 31, 2016, we had remaining residential tax equity commitments to fund approximately 4 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $15 million. The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors' commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. For example, in October 2016, we paid a contractually agreed upon $1.8 million capital distribution to reimburse a fund investor a portion of its capital contribution primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

SunEdison’s failure to complete the acquisition, and its subsequent bankruptcy filing, has affected and may in the future, materially and adversely affect our results of operations and stock price.

On July 20, 2015, we entered into an Agreement and Plan of Merger, or Merger Agreement, as amended by the Amendment to the Agreement and Plan of Merger, dated as of December 9, 2015, with SunEdison, Inc., or SunEdison, a Delaware corporation, and SEV Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SunEdison, pursuant to which we were to have been acquired by SunEdison.

We delivered notice to SunEdison on February 26, 2016, and again on March 1, 2016, that, pursuant to the terms of the Merger Agreement, SunEdison was required to cause the closing of the acquisition to occur on February 26, 2016, and remained obligated to cause the closing to occur.

SunEdison’s failure to cause the closing to occur was a breach of its covenants under the Merger Agreement. SunEdison’s representatives subsequently informed us that SunEdison was unable to cause the closing to occur in the foreseeable future.

As a result of the foregoing and in accordance with and pursuant to our rights under the Merger Agreement, we terminated the Merger Agreement on March 7, 2016. On March 8, 2016, we filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement. Due to SunEdison’s bankruptcy filing on April 21, 2016, and the bankruptcy court’s subsequent denial of our motion for relief from the automatic stay, our claim for damages for breach of the Merger Agreement is likely to be resolved by the bankruptcy court. While we believe that SunEdison willfully breached its obligations under the Merger Agreement and that our claims have merit and are likely to succeed, the outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in our claims. Moreover, due to the nature of bankruptcy proceedings, it is likely that the SunEdison bankruptcy estate will have insufficient assets to fully satisfy our claim, even if the claim is determined to be meritorious.

SunEdison’s failure to close the acquisition presents other significant risks to us. In response to the announcement of the acquisition, and due to uncertainty regarding the closing of the acquisition, our existing or prospective customers or suppliers have or may have:

•	delayed, deferred and may cease purchasing products or services from or providing products or services to us;
•	delayed or deferred other decisions concerning us; or
•	otherwise sought to change the terms on which they do business with us.

Additionally, due to these uncertainties and to SunEdison’s required approvals, we ceased certain employee actions such as hiring, terminating and reallocating personnel. Our employees and our management teams reallocated significant time to integration efforts. We deferred transitions to key IT systems as a standalone company. We were also caused to defer and delay financing options, including acquiring additional investment funds and debt facilities, which has decreased our operational efficiency and effectiveness. Further, SunEdison withheld approval of power purchase agreement enhancements as a leverage tool, which further decreased our effectiveness in attracting and obtaining prospective customers. These delays and uncertainties have disrupted, and may continue to disrupt our business and adversely impact our results of operations as we continue to operate as a standalone company.

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

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would make our current products less competitive with the price of electricity from the power grid. For example, the California Public Utilities Commission recently issued a decision that will transition residential rates over the next four years from a four-tiered structure to a two-tiered structure, with only a 25% differential between the two rates and a surcharge for very high energy users. It is possible that this change could have the effect of lowering the incentive for residential customers of California’s large investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reduce demand for our products. In addition, California is in the process of shifting to a time-of-use rate structure in the coming year. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our offerings. The California Public Utilities Commission determined in January of 2016 that net metering customers taking service on the net energy metering (NEM) successor tariff will be required to take service on time-of-use rates. This transition occurred in 2016 for some of our potential customers. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection process have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, the California Public Utilities Commission issued a decision in July 2015 that allowed utilities to impose a minimum $10 monthly bill for residential customers, approved the concept of fixed charges and will permit the utilities to propose such fixed charges again in 2018. A decision issued in January 2016 will allow new interconnection fees and additional non-by-passable charges to be assessed on customers taking service on California’s net metering successor tariff. This will result in monthly charges being imposed on our customers in California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation as well as the state’s net metering program. In connection with the latter proposal, the Arizona Corporation Commission is currently considering whether to adjust the net metering credit that customers receive for energy generated from solar energy systems located on their roofs. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Colorado, Hawaii, Nevada and Utah. In California, for example, after the earlier of July 1, 2017 or the date the applicable investor owned utility reaches its statutory net metering cap, customers will take service on a new net metering successor tariff. The net metering cap is measured based on the nameplate capacity of net metered systems within the applicable utility’s service territory. Currently, the net metering caps for the three large investor-owned utilities are: 617 megawatts for San Diego Gas and Electric Company, or SDG&E; 2,240 megawatts for Southern California Edison Company; and 2,409 megawatts for Pacific Gas and Electric Company. As reflected in their September 30, 2016 reports required by statute, these investor-owned utilities have approximately 0%, 30% and 6%, respectively, of capacity remaining under their respective net metering caps. The statute providing the current caps also provides that, once the new net metering rules are effective, there will be no net metering caps applied to these utilities. During the nine months ended September 30, 2016, the net metering cap for SDG&E became fully subscribed. SDG&E is currently allowing net metering systems to interconnect under the NEM successor tariff. For the NEM successor tariff, the Commission largely upheld net metering in its current form with full retail compensation for exports and rejected utility requests to impose extremely high fixed and capacity charges. The Commission did allow the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As such, as we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

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

Presently, the Arizona Corporation Commission is considering proposals to adjust the net metering credit that customers receive for energy generated from solar energy systems located on their roofs. The Arizona Corporation Commission is also considering a proposal from the Arizona Public Service Company to impose demand charges on residential customers. These proposals pose the risk of a reduced value proposition for residential solar in Arizona.

If and when net metering caps in certain jurisdictions are reached while they are still in effect, the value of the credit that customers receive for net metering is significantly reduced, utility rate structures are altered, or fees are imposed on net metering customers, future customers may be unable to recognize the same level of cost savings associated with net metering that current customers enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would significantly limit customer demand for our solar energy systems and the electricity they generate and could adversely impact our business, results of operations and future growth. For example, shortly after expanding our operations into Nevada, the state’s primary electric utility reached its net metering cap. As a result of the net metering cap being reached, we suspended operations in Nevada pending revisions to the net metering available in the state. This change is not expected to have any future impact on our business due to the short duration that we were active in Nevada.

Failure of anticipated growth in solar energy system sales to materialize as planned could negatively impact our operating results and cash flows.

Beginning in late 2015, we began offering to customers in select markets the option to purchase solar energy systems. We have historically offered our solar energy systems through our standard power purchase agreements or through long-term leases. Selling solar energy systems allows us to enter markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. While solar energy system sales have represented a relatively small portion of our business, we expect it to continue to grow. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets and that solar energy system sales are expected to account for a larger percentage of total residential solar installations in the future. It is not certain that we will successfully execute our strategy to increase sales of solar energy systems. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share which could have an adverse effect on our business, operating results and growth prospects. Additionally, sales of solar energy systems through third-party loans or cash sales require less financing from financial institutions and participants in the tax equity market. To the extent we are unsuccessful in our efforts to sell solar energy systems, our operating cash flows would be negatively affected, and if we were unable to secure additional financing, our business and growth prospects would be adversely affected.

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

We have incurred operating losses since our inception. We incurred net losses of $253.3 million and $197.1 million for the year ended December 31, 2015 and the nine months ended September 30, 2016. We expect to continue to incur net losses from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct sales model. We also sell to customers through our inside sales team but continue to find greatest success using our direct sales channel. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Competitor sales volume through other channels is unknown. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

We are highly dependent on our ability to attract, train and retain an effective sales force.

The success of our direct-selling channel efforts depends upon the recruitment, retention and motivation of a large number of sales personnel to compensate for a high turnover rate among sales personnel, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales personnel on a continuing basis. Sales personnel are attracted to direct-selling by competitive earnings opportunities and direct-sellers typically compete for sales personnel by providing a more competitive earnings opportunity than that offered by the competition. Competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on incentive. For example, we have historically compensated our sales personnel on a commission basis, based on the size of the solar energy systems they sell. Some sales personnel may prefer a compensation structure that also includes a salary and equity incentive component. Since the second quarter of 2016, our overall sales representative headcount has decreased due in part to increased competition for sales talent in our industry. We may need to adjust our compensation model to include such components, and these adjustments could adversely impact our operating results and financial performance.

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

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, South Carolina, Utah and Los Angeles, California, laws have been interpreted to either prohibit the sale of electricity pursuant to our standard power purchase agreement or regulate entities making such sales, in some cases, such laws have led residential solar energy system providers to use leases in lieu of power purchase agreements. In other states, neither leases nor power purchase agreements are permissible or commercially feasible. Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

We report in our fund tax returns and we and our fund investors claim the ITC based on the fair market value of our solar energy systems. Scrutiny by the Internal Revenue Service, or IRS, with respect to fair market value determinations has increased industry-wide in recent years. The IRS recently commenced an audit of one of our investment funds. We are not aware of any other audits or results of audits related to our appraisals or fair market value determinations of any of our investment funds. If as part of an examination the IRS were to review the fair market value that we used to establish our basis for claiming ITCs and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

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

Solar energy system owners are currently allowed to claim the ITC that is equal to 30% of the system’s eligible tax basis, which is generally the fair market value of the system. By statute, the ITC is scheduled to decrease to 26% for 2020, 22% for 2021 and 10% on January 1, 2022. Moreover, potential fund investors must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments. It is not certain that this type of financing will continue to be available to us. Alternatively, new investment fund structures or other financing mechanisms may become available, and if we are unable to take advantage of these fund structures and financing mechanisms it may place us at a competitive disadvantage. If, for any reason, we are unable to finance solar energy systems through tax-advantaged structures or if we are unable to realize or monetize depreciation benefits, or if we are otherwise unable to structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our investment funds contain terms that contractually require the investment funds to make priority distributions to the fund investor, to the extent cash is available, until it achieves its targeted rate of return. The amounts of potential future distributions under these arrangements depends on the amounts and timing of receipt of cash flows into the investment fund, almost all of which is generated from customer payments related to solar energy systems that have been previously purchased (or leased, as applicable) by such fund. If such cash flows are lower than expected, the priority distributions to the investor may continue for longer than initially anticipated. Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to, or make capital contributions to the fund, so that such distributions owed to us, or additional capital contributions made by us, can be redirected to the fund investor such that it achieves the targeted return. For example, in October 2016, we paid a contractually agreed upon $1.8 million capital distribution to reimburse a fund investor a portion of its capital contribution primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

In September 2014, we entered into an aggregation credit facility, which has subsequently been amended, pursuant to which we may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an aggregate of $175.0 million in additional borrowings. In March 2015, we entered into a revolving credit facility pursuant to which we may borrow up to an aggregate of $150.0 million. In March 2016 we entered into a term loan facility pursuant to which we may borrow up to an aggregate principal amount of $200.0 million. In August 2016, we entered into a term loan facility pursuant to which we may borrow up to an aggregate principal amount of $313.0 million. These credit facilities and term loan facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of September 30, 2016, approximately 39% of our cumulative installations and 31% of our total offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

Residential solar energy is an evolving market, which makes it difficult to evaluate our prospects.

The residential solar energy industry is constantly evolving, which makes it difficult to evaluate our prospects. We cannot be certain if historical growth rates reflect future opportunities or whether growth anticipated by us or industry analysts will be realized. Any future growth of the residential solar energy market and the success of our solar energy systems depend on many factors beyond our control, including recognition and acceptance of the residential solar energy market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives and our ability to provide our solar energy systems cost-effectively. If the markets for residential solar energy do not develop at the rate we expect, our business may be adversely affected.

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

We previously reported a material weakness in internal control over financial reporting for the year ended December 31, 2014. This previously reported material weakness has not been fully remediated for the year ended December 31, 2015 or for the nine months ended September 30, 2016, and as a result, we continued to have deficiencies in our internal controls including those associated with the HLBV method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2015 and in the nine months ended September 30, 2016, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for a substantial majority of our solar photovoltaic module purchases and Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

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

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are in a growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. For example, the amount of revenue we recognize in a given period from our customer contracts is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, revenue derived from power purchase agreements is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather, such as during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. As such, our past quarterly operating results may not be good indicators of future performance.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of over 800 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, we could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial results.

We agree to maintain the solar energy systems installed on our customers’ homes in connection with a power purchase agreement or lease during the length of the term of our customer contracts, which is typically 20 years. We also agree to warranty and maintain the solar energy systems we sell to customers for a period of 10 years. We are exposed to any liabilities arising from the systems’ failure to operate properly and are generally under an obligation to ensure that each system remains in good condition during the term of the agreement. As part of our operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our customers, which generally range from 10 to 25 years. One or more of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers or to our fund investors without underlying warranty coverage. We, either ourselves or through our investment funds, bear the cost of such major equipment. Even if the investment fund bears the direct expense of such replacement equipment, we could suffer financial losses associated with a loss of production from the solar energy systems.

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

Our failure to accurately predict future liabilities related to material quality or performance expenses could result in unexpected volatility in our financial condition. Because of the limited operating history of our solar energy systems, compared to their long estimated useful life, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of our solar energy systems. We have made these assumptions based on the historic performance of similar systems or on accelerated life cycle testing. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their performance guarantees. Equipment defects, serial defects or operational deficiencies also would reduce our revenue from customer contracts because the customer payments under such agreements are dependent on system production or would require us to make refunds under performance guarantees. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

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

We have focused particular attention on growing our direct sales force, leading us in some instances to take on candidates who we later determined did not meet our standards. In addition, given our direct sales business model and the sheer number of interactions our sales and other personnel have with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with our company will be perceived as less than satisfactory. This has led to instances of customer complaints, some of which have affected our digital footprint on rating websites such as Yelp and SolarReviews. If we cannot manage our hiring and training processes to avoid or minimize to the extent possible, these issues, our reputation may be harmed and our ability to attract new customers would suffer.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 458.9 megawatts as of December 31, 2015 to 634.0 megawatts as of September 30, 2016, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee base and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

We are highly dependent on the efforts and abilities of the principal members of our senior management team, and the loss of one or more key executives could have a negative impact on our business. On May 2, 2016, our board of directors accepted the resignation of Greg Butterfield as our chief executive officer and president and appointed David Bywater as interim chief executive officer. As a result of this change and the subsequent departures of additional senior management, we may experience disruption in our business. No assurances can be made about the impact that this management change or other recent management changes will have on our company nor our ability to successfully identify and recruit a permanent chief executive officer.

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

Our solar energy customers primarily purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a power purchase agreement or a lease. The power purchase agreement and lease terms are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of September 30, 2016, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $1.6 million as of September 30, 2016, and our future exposure may exceed the amount of such reserves.

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

For example, Arizona recently enacted statutes that require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. S.B. 1465, which took effect on December 31, 2015, required us to amend the standard legal-form lease we provide customers in Arizona to, among other things, include an acknowledgement by the customer of any restrictions on the ability to transfer ownership of the solar energy system or underlying property and provide contact information for any party that has the right to review or approve such a transfer. S.B. 1417, which took effect on August 6, 2016, requires, among other things, that we add additional customer acknowledgments of disclosures that already appear in our customer agreements (e.g., the customer’s right to cancel within three business days, the description of major solar energy system components, and certain payment details). Legislation proposed in California would require similar additional disclosures and potential new regulation of our industry.

We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, members of the U.S. House of Representatives have sent letters to the Consumer Financial Protection Bureau, or CFPB, and the Federal Trade Commission, or FTC, requesting that these agencies investigate the sales practices of companies providing solar energy system leases to residential consumers. Earlier this year, the FTC held a public workshop on competition and consumer protection issues relating to the residential solar industry, and we perceive the potential for additional regulatory scrutiny of the industry. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if the CFPB or FTC or other regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of solar leases to residential consumers, responding to such investigation or complying with such regulations could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers.

Additionally, we cannot ensure that our sales force will comply with our standard practices and policies, and any such non-compliance which violates applicable laws or regulations could also expose us to claims, proceedings, litigation, investigations, and/or enforcement actions by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with such laws and regulations.

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

Additionally, this agreement prohibits, for a period of five years, either Vivint or us from soliciting for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Historically, we have recruited a majority of our sales personnel from Vivint. This agreement may require us to obtain personnel from other sources, and may limit our ability to continue scaling our business if we are unable to do so. Notwithstanding the above, a number of sales representatives work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such sales representatives could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities. In addition, having sales representatives who work for both Vivint and us could distract such sales representatives, impact the effectiveness of our sales force, and potentially increase the turnover of our existing sales representatives who may feel displaced by the addition of Vivint sales representatives to our sales force.

Pursuant to the terms of the Marketing and Customer Relations Agreement we have entered into with Vivint, we and Vivint are required to compensate one another for sales leads that result in sales. Vivint may direct sales leads to other solar energy companies in markets in which we have not entered. However, once we enter a market, Vivint must exclusively direct to us all leads for customers and potential customers with an interest in solar energy. Vivint’s ability to sell leads to other solar energy providers in markets where we are not currently operating may adversely affect our ability to scale rapidly if we subsequently enter into such market as many of Vivint’s customers with solar energy inclinations may have already been referred to another company by the time we enter into such market. Additionally, even in markets in which we currently operate, there can be no assurances regarding how many leads Vivint will be able to generate, or that such leads will successfully result in a signed power purchase agreement, lease or solar energy system sale.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to September 30, 2016, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As of September 30, 2016, we had 109.9 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, options to purchase 6.2 million shares of common stock remained outstanding as of September 30, 2016, with 2.0 million of those shares being vested and exercisable as of September 30, 2016. The remaining 4.2 million shares that are not yet vested are subject to ratable time-based vesting over three to five years. All shares subject to time-based vesting will become immediately tradable once vested. As of September 30, 2016, 7.8 million restricted stock units remained outstanding, of which 6.0 million are subject to ratable time-based vesting over one to four years and 1.8 million vest over one to four years subject to individual participants’ achievement of quarterly or annual performance goals.

Stockholders owning an aggregate of 84.7 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. On October 1, 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements. Upon effectiveness of this registration statement, subject to the satisfaction of applicable exercise periods, the shares of common stock issued upon exercise of outstanding options will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our sponsor and its affiliates control us and their interests may conflict with ours or investors’ in the future.

As of September 30, 2016, 313 Acquisition LLC, which is controlled by our sponsor and its affiliates, beneficially owned approximately 75% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our sponsor, whom we refer to as the sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock our sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our sponsor and its affiliates continue to own a significant percentage of our stock, our sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Our sponsor and its affiliates engage in a broad spectrum of activities, including investments in the energy sector. In the ordinary course of their business activities, our sponsor and its affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, affiliates of our sponsor regularly invest in utility companies that compete with solar energy and renewable energy companies such as ours. In addition, affiliates of our sponsor own interests in one of the largest solar power developers in India and may in the future make other investments in solar power, including in the United States. Our certificate of incorporation provides that none of our sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to investors.

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

Item 1B. Unresolved Staff Comments

Since September 22, 2016, we have had ongoing discussions via the comment letter process with the Staff of the U.S. Securities and Exchange Commission (the “Staff”) concerning the Staff’s review of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for period ended June 30, 2016. There is one unresolved comment relating to the Staff’s request for additional information regarding the activities required to be performed by the Company in order to apply for and receive ITCs with respect to a solar energy system. On November 4, 2016, we submitted our response to the SEC regarding this comment. As of November 8, 2016, we are still waiting for a response from the SEC. We are continuing to diligently work with the SEC to clear the unresolved comment.

Item 6. Exhibits

10.1†

Credit Agreement, dated as of August 4, 2016, Vivint Solar Financing II, LLC, as Borrower, Investec Bank PLC, as Administrative Agent, Issuing Bank, Joint Bookrunner and Joint Lead Arranger, ING Capital LLC, Silicon Valley Bank and SunTrust Robinson Humphrey, Inc., as Joint Bookrunners and Joint Lead Arrangers, BankUnited, N.A. and Deutsche Bank AG, New York Branch, as Joint Lead Arrangers, ING Capital LLC and Suntrust Bank as Co-Syndication Agents, and Silicon Valley Bank as Documentation Agent

31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

VIVINT SOLAR, INC.

Date: November 8, 2016	/s/ David Bywater
David Bywater Interim Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)