Form 10-Q
period 2017-03-31
Vivint Solar, Inc.
filed 2017-05-09
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 1, 2017, 110,576,236 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$150,477	$96,586
Accounts receivable, net	17,139	12,658
Inventories	13,400	11,285
Prepaid expenses and other current assets	20,121	46,683
Total current assets	201,137	167,212
Restricted cash and cash equivalents	46,610	26,853
Solar energy systems, net	1,514,197	1,458,355
Property and equipment, net	20,754	23,199
Intangible assets, net	1,280	1,420
Prepaid tax asset, net	443,655	419,474
Other non-current assets, net	36,556	29,843
TOTAL ASSETS(1)	$2,264,189	$2,126,356
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$38,350	$46,630
Accounts payable—related party	536	191
Distributions payable to non-controlling interests and redeemable non-controlling interests	5,948	16,176
Accrued compensation	18,350	20,003
Current portion of long-term debt	12,569	6,252
Current portion of deferred revenue	23,149	19,911
Current portion of capital lease obligation	4,741	5,163
Accrued and other current liabilities	27,956	19,364
Total current liabilities	131,599	133,690
Long-term debt, net of current portion	852,395	750,728
Deferred revenue, net of current portion	33,250	34,379
Capital lease obligation, net of current portion	4,433	5,476
Deferred tax liability, net	430,459	395,218
Other non-current liabilities	12,477	10,355
Total liabilities(1)	1,464,613	1,329,846
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	128,071	129,676
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 110,498 shares issued and outstanding as of March 31, 2017; 1,000,000 authorized, 110,245 shares issued and outstanding as of December 31, 2016	1,105	1,102
Additional paid-in capital	548,428	542,348
Accumulated other comprehensive income	7,513	7,631
Retained earnings	17,301	5,217
Total stockholders' equity	574,347	556,298
Non-controlling interests	97,158	110,536
Total equity	671,505	666,834
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,264,189	$2,126,356

(1)

The Company’s assets as of March 31, 2017 and December 31, 2016 include $1,368.2 million and $1,303.5 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,332.4 million and $1,273.8 million as of March 31, 2017 and December 31, 2016; cash and cash equivalents of $25.1 million and $23.2 million as of March 31, 2017 and December 31, 2016; accounts receivable, net, of $7.9 million and $4.0 million as of March 31, 2017 and December 31, 2016; other non-current assets, net of $2.3 million and $1.8 million as of March 31, 2017 and December 31, 2016; and prepaid expenses and other current assets of $0.6 million and $0.8 million as of March 31, 2017 and December 31, 2016. The Company’s liabilities as of March 31, 2017 and December 31, 2016 included $51.7 million and $64.2 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $5.9 million and $16.2 million as of March 31, 2017 and December 31, 2016; deferred revenue of $39.4 million and $41.7 million as of March 31, 2017 and December 31, 2016; accrued and other current liabilities of $4.4 million and $4.5 million as of March 31, 2017 and December 31, 2016; and other non-current liabilities of $2.0 million and $1.9 million as of March 31, 2017 and December 31, 2016. For further information see Note 12—Investment Funds.

See accompanying notes to condensed consolidated financial statements

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Operating leases and incentives	$30,389	$16,578
Solar energy system and product sales	22,725	652
Total revenue	53,114	17,230
Operating expenses:
Cost of revenue—operating leases and incentives	35,070	37,760
Cost of revenue—solar energy system and product sales	18,665	422
Sales and marketing	8,818	12,648
Research and development	896	1,232
General and administrative	20,579	22,920
Amortization of intangible assets	140	265
Impairment of goodwill	—	36,601
Total operating expenses	84,168	111,848
Loss from operations	(31,054)	(94,618)
Interest expense	14,721	5,765
Other expense, net	276	30
Loss before income taxes	(46,051)	(100,413)
Income tax expense	9,401	5,149
Net loss	(55,452)	(105,562)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(68,744)	(74,343)
Net income available (loss attributable) to common stockholders	$13,292	$(31,219)
Net income available (loss attributable) per share to common stockholders:
Basic	$0.12	$(0.29)
Diluted	$0.11	$(0.29)
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	110,765	106,619
Diluted	116,398	106,619

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income available (loss attributable) to common stockholders	$13,292	$(31,219)
Other comprehensive income:
Unrealized losses on cash flow hedging instruments (net of tax effect of $(18) in 2017)	(28)	—
Less: Interest expense on derivatives recognized into earnings (net of tax effect of $(60) in 2017)	(90)	—
Total other comprehensive loss	(118)	—
Comprehensive income (loss)	$13,174	$(31,219)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,452)	$(105,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,162	9,103
Amortization of intangible assets	140	265
Impairment of goodwill	—	36,601
Deferred income taxes	36,125	44,371
Stock-based compensation	3,922	1,625
Loss on solar energy systems and property and equipment	2,025	444
Non-cash interest and other expense	2,126	1,430
Reduction in lease pass-through financing obligation	(649)	(438)
Losses on interest rate swaps	276	—
Excess tax detriment from stock-based compensation	—	(393)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,481)	(3,389)
Inventories	(2,115)	(899)
Prepaid expenses and other current assets	27,901	(2,142)
Prepaid tax asset, net	(24,181)	(41,997)
Other non-current assets, net	(3,861)	(1,707)
Accounts payable	296	(455)
Accounts payable—related party	345	(1,019)
Accrued compensation	(1,763)	4,330
Deferred revenue	2,109	1,058
Accrued and other liabilities	6,473	(1,715)
Net cash provided by (used in) operating activities	3,398	(60,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(75,140)	(106,697)
Payments for property and equipment	(278)	(1,392)
Proceeds from disposals of property and equipment	171	—
Change in restricted cash and cash equivalents	(19,757)	(2,613)
Purchase of intangible assets	—	(291)
Net cash used in investing activities	(95,004)	(110,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	58,560	89,986
Distributions paid to non-controlling interests and redeemable non-controlling interests	(15,027)	(6,394)
Proceeds from long-term debt	253,750	94,502
Payments on long-term debt	(141,159)	(4,150)
Payments for debt issuance costs	(10,430)	(6,230)
Proceeds from lease pass-through financing obligation	852	281
Principal payments on capital lease obligations	(1,196)	(1,562)
Proceeds from issuance of common stock	147	—
Net cash provided by financing activities	145,497	166,433
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,891	(5,049)
CASH AND CASH EQUIVALENTS—Beginning of period	96,586	92,213
CASH AND CASH EQUIVALENTS—End of period	$150,477	$87,164
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(10,228)	$(6,524)
Costs of solar energy systems included in changes in accounts payable, accrued compensation and other accrued liabilities	$(5,266)	$(598)
Change in fair value of interest rate swaps	$(473)	$—
Vehicles acquired under capital leases	$98	$1,346
Receivable for tax credit recorded as a reduction to solar energy system costs	$52	$820
Property acquired under build-to-suit agreements	$—	$2,896

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company primarily offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements (“PPAs”) and legal-form leases (“Solar Leases”). The Company also offers its customers the option to purchase solar energy systems (“System Sales”) through third-party loan offerings or a cash purchase. The Company enters into customer contracts primarily through a sales organization that uses a direct-to-home sales model. The long-term customer contracts under PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to the Company.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 16, 2017. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other interim period or other future year.

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

Stock-Based Compensation

During the three months ended March 31, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, which simplifies several aspects of the accounting for share-based payment transactions. The resulting changes were as follows:

•

All excess tax benefits and tax deficiencies resulting from stock-based compensation are now recognized as income tax expense or benefit in the condensed consolidated income statements, and excess tax benefits are now recognized regardless of whether the benefit reduces taxes payable in the current period;

•	Excess tax benefits are now classified along with other tax cash flows as an operating activity on the condensed consolidated statements of cash flows;
•	The Company elected to recognize forfeitures as they occur beginning on January 1, 2017;
•	The Company may withhold up to the maximum statutory tax rate for each employee without triggering liability accounting; and
•	Cash paid by the Company when directly withholding shares for tax withholding purposes is now classified as a financing activity on the condensed consolidated statements of cash flows.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were adopted using a modified retrospective transition method by means of a cumulative-effect adjustment, resulting in a net $1.2 million reduction to retained earnings as of January 1, 2017.

Amendments related to the presentation of employee taxes paid on the statements of cash flows when an employer withholds shares for tax withholding purposes was adopted using the retrospective method, but had no impact on prior periods.

Amendments related to the recognition of excess tax benefits and tax deficiencies in the condensed consolidated income statements and the presentation of excess tax benefits on the condensed consolidated statements of cash flows were adopted prospectively. No prior periods were adjusted.

Inventory

During the three months ended March 31, 2017, the Company adopted ASU 2015-11, which simplifies the measurement of inventory by changing the measurement principle for inventories valued under the first-in, first-out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this ASU prospectively. No prior periods were adjusted.

Liquidity

In order to grow, the Company requires cash to finance the deployment of solar energy systems. As of the date of this filing, the Company will require additional sources of cash beyond current cash balances, and currently available financing facilities to fund long-term planned growth. If the Company is unable to secure additional financing when needed, or upon desirable terms, the Company may be unable to finance installation of customers’ systems in a manner consistent with past performance, cost of capital could increase, or the Company may be required to significantly reduce the scope of operations, any of which would have a material adverse effect on the business, financial condition, results of operations and prospects. While the Company believes additional financing is available and will continue to be available to support current levels of operations, the Company believes it has the ability and intent to reduce operations to the level of available financial resources for at least the next 12 months from the date of this report, if necessary.

Recent Accounting Pronouncements

New Revenue Guidance

From March 2016 through December 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which represents comprehensive reform to revenue recognition principles related to customer contracts. Additionally, per ASU 2015-14, the effective date of these updates for the Company was deferred to January 1, 2018. Adoption of this ASU is either full retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently considering adopting the standard using the full retrospective method and is still evaluating the impact of the new standard on its accounting policies, processes and system requirements.

Under the current accounting guidance, the Company accounts for PPAs and Solar Leases as operating leases. The Company has determined that these agreements do not meet the definition of a lease under ASC 842, Leases, and will be accounted for in accordance with Topic 606. The Company is still evaluating the impact of Topic 606 on the condensed consolidated financial statements. The Company currently accounts for certain Solar Leases, rebates and incentives as minimum lease payments under ASC 840, Leases, and the Company is currently evaluating the accounting for these revenues under Topic 606. The Company is also evaluating the accounting for incremental costs of obtaining a contract, which under current accounting policies are capitalized as initial direct costs and amortized over the lease term.

The Company is in the final stages of analyzing the impact of Topic 606 on System Sales and has preliminarily concluded that it will not have a material impact on the condensed consolidated financial statements.

The Company is assessing the impact of Topic 606 as it relates to other revenue streams such as sales of ITCs through its lease pass-through fund arrangement and sales of photovoltaic installation and software products.

While the Company continues to assess all potential impacts under the new standard, including the areas described above, the Company does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on the condensed consolidated financial statements at this time.

New Lease Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments should be applied using a modified retrospective approach. Due to the Company’s determination that its PPAs and Solar Leases do not meet the definition of a lease pursuant to ASC 842, Leases, the Company is currently considering early adopting ASC 842 to coincide with the adoption of ASC 606, however a decision to early adopt is not final. The Company has operating leases that will be affected by this update and is still evaluating the impact on its condensed consolidated financial statements and related disclosures.

Other Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issued Task Force). This update clarifies that transfers between cash and restricted cash are not part of the entity’s operating, investing and financing activities, and details of those transfers are not reported as cash flow activities in the statements of cash flows. This update is effective for annual periods beginning after December 15, 2017 for public business entities. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is evaluating this update but currently anticipates it will have a material impact on its condensed consolidated financial statements and related disclosures as changes in restricted cash will no longer be presented as cash flows from investing activities.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This update will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual periods beginning after December 15, 2017 for public business entities and early adoption is permitted. The amendments in this update should be applied using a modified retrospective approach. The Company is evaluating this update but currently anticipates it will have a material impact on its condensed consolidated financial statements and related disclosures as the Company will no longer record prepaid tax assets on the condensed consolidated balance sheets and will record the income tax consequences of intra-entity transfers through income tax expense (benefit) on the condensed consolidated statements of operations.

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

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,797	$—	$14,797

Financial Liabilities
Interest rate swaps	$—	$952	$—	$952

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,317	$—	$14,317
Time deposits	—	100	—	100
Total financial assets	$—	$14,417	$—	$14,417

The interest rate swaps (Level II) were valued using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility.

Time deposits (Level II) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company’s outstanding principal balance of long-term debt is carried at cost and was $884.4 million and $771.9 million as of March 31, 2017 and December 31, 2016. The Company estimated the fair values of long-term debt to approximate its carrying values as interest accrues at floating rates based on market rates for all but one of the Company’s long-term debt facilities. The Company entered a fixed-rate debt facility during the three months ended March 31, 2017. The Company estimates the fair value of this fixed-rate debt facility to approximate its carrying value due to the short term that it has been outstanding. The Company did not realize gains or losses related to financial assets for any of the periods presented.

4.Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Solar energy systems held for sale	$12,640	$10,540
Photovoltaic installation devices and software products	760	745
Total inventories	$13,400	$11,285

Solar energy systems held for sale are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a FIFO basis, or net realizable value. Photovoltaic installation devices and software products are stated at the lower of cost, on an average cost basis, or net realizable value.

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
System equipment costs	$1,293,291	$1,238,968
Initial direct costs related to solar energy systems	279,808	261,318
	1,573,099	1,500,286
Less: Accumulated depreciation and amortization	(86,599)	(73,793)
	1,486,500	1,426,493
Solar energy system inventory	27,697	31,862
Solar energy systems, net	$1,514,197	$1,458,355

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $12.8 million and $8.3 million for the three months ended March 31, 2017 and 2016.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	March 31,	December 31,
	Useful Lives	2017	2016
Vehicles acquired under capital leases	3-4 years	$19,174	$20,384
Leasehold improvements	1-12 years	14,901	14,694
Furniture and computer and other equipment	3 years	6,316	6,270
		40,391	41,348
Less: Accumulated depreciation and amortization		(19,637)	(18,149)
Property and equipment, net		$20,754	$23,199

The Company recorded depreciation and amortization related to property and equipment of $2.4 million for the three months ended March 31, 2017 and 2016.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $1.1 million and $1.7 million was capitalized in solar energy systems, net for the three months ended March 31, 2017 and 2016.

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cost:
Internal-use software	$1,314	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,201	2,201
Accumulated amortization:
Internal-use software	(544)	(434)
Developed technology	(208)	(191)
Trademarks/trade names	(64)	(59)
Customer relationships	(105)	(97)
Total accumulated amortization	(921)	(781)
Total intangible assets, net	$1,280	$1,420

The Company recorded amortization expense of $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, which was included in amortization of intangible assets.

Goodwill Impairment

The Company’s market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283.0 million as of March 31, 2016 in conjunction with the Company’s determination to terminate an agreement and plan of merger with SunEdison, Inc. (“SunEdison”) and SEV Merger Sub Inc. The Company considered this significant decrease in market capitalization to be an indicator of impairment and the Company performed a goodwill impairment test as of March 31, 2016. The impairment test determined that there was no implied value of goodwill, which resulted in an impairment charge of $36.6 million. This charge was recorded in impairment of goodwill for the three months ended March 31, 2016.

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll	$11,470	$12,558
Accrued commissions	6,880	7,445
Total accrued compensation	$18,350	$20,003

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued unused commitment fees and interest	$7,666	$3,827
Accrued inventory	4,898	2,117
Current portion of lease pass-through financing obligation	4,852	4,833
Accrued professional fees	4,296	3,222
Sales, use and property taxes payable	2,167	1,785
Current portion of deferred rent	897	1,155
Other accrued expenses	3,180	2,425
Total accrued and other current liabilities	$27,956	$19,364

10.Debt Obligations

Debt obligations consisted of the following as of March 31, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$203,750	$(163)	$(5,289)	$5,765	$192,533	$—	6.0%	January 2035
2016 Term loan facility(1)	296,761	(162)	(9,149)	4,841	282,609	—	3.8	August 2021
Subordinated HoldCo facility	199,125	(47)	(4,513)	1,953	192,612	—	9.0	March 2020
Credit agreement	1,307	(1)	(155)	10	1,141	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility(3)	47,000	—	—	—	47,000	328,000	4.2	September 2020
Working capital facility(4)	136,500	—	—	—	136,500	—	4.0	March 2020
Total debt	$884,443	$(373)	$(19,106)	$12,569	$852,395	$328,000

Debt obligations consisted of the following as of December 31, 2016 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2016 Term loan facility(1)	$297,506	$(169)	$(9,643)	$4,788	$282,906	$—	3.6%	August 2021
Subordinated HoldCo facility	149,500	(47)	(4,851)	1,453	143,149	50,000	8.6	March 2020
Credit agreement	1,346	(1)	(161)	11	1,173	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility	187,000	—	—	—	187,000	188,000	4.2	March 2018
Working capital facility(4)	136,500	—	—	—	136,500	—	3.9	March 2020
Total debt	$771,852	$(217)	$(14,655)	$6,252	$750,728	$238,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $270.0 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(3)	The Aggregation facility was amended in March 2017. See the section captioned “—Aggregation Facility.”
(4)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

2017 Term Loan Facility

On January 5, 2017, the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”) pursuant to which the Company borrowed $203.8 million with certain financial institutions for which Wells Fargo Bank, National Association is acting as administrative agent. The borrower under the 2017 Term Loan Facility is Vivint Solar Financing III, LLC, a wholly owned indirect subsidiary of the Company. Proceeds of the 2017 Term Loan Facility were used to (1) repay existing indebtedness of $140.3 million under the Aggregation Facility with respect to the portfolio of projects being used as collateral for the 2017 Term Loan Facility (the “2017 Term Loan Portfolio”), (2) fund a debt service reserve account and other agreed reserves of $20.1 million, (3) pay transaction costs and fees in connection with the 2017 Term Loan Facility of $5.5 million, (4) pay the ITC insurance premium of $2.0 million on behalf of one of the Company’s investment funds, and (5) distribute $35.9 million to the Company as reimbursement for capital costs associated with deployment of the 2017 Term Loan Portfolio.

Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. The Company’s first principal and interest payment was made in April 2017. Principal and interest payable under the 2017 Term Loan Facility will be paid over the term of the loan until the final maturity date of January 5, 2035. Optional prepayments are permitted under the 2017 Term Loan Facility without premium or penalty.

The 2017 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. The borrower is required to maintain an average debt service coverage ratio of 1.20 to 1. As of March 31, 2017, the Company was in compliance with such covenants.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the 2017 Term Loan Portfolio. In addition, the Company shall guarantee certain obligations of the borrower under the 2017 Term Loan Facility.

Interest expense for the 2017 Term Loan Facility was approximately $3.0 million for the three months ended March 31, 2017. No interest expense was incurred for the three ended March 31, 2016. A $10.0 million debt service reserve and $10.1 million in supplemental reserves were deposited in collateral accounts with the administrative agent and were included in restricted cash and cash equivalents.

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

For the initial four years of the term of the 2016 Term Loan Facility, interest on borrowings accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.00%. Thereafter interest accrues at an annual rate equal to LIBOR plus 3.25%. In the third quarter of 2016, the Company entered into an interest rate swap hedging arrangement such that 90% of the aggregate principal amount of the outstanding term loan is subject to a fixed interest rate. See Note 11—Derivative Financial Instruments. Certain principal payments are due on a quarterly basis subject to the occurrence of certain events, including proceeds received by the borrower or subsidiary guarantors in respect of casualties, proceeds received for purchased systems, and failure to meet certain distribution conditions. Estimated principal payments due in the next 12 months are classified as the current portion of long-term debt, net of the related unamortized debt issuance costs. Optional prepayments, in whole or in part, are permitted under the 2016 Term Loan Facility, without premium or penalty apart from any customary LIBOR breakage provisions.

The 2016 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account was funded with the outstanding letters of credit under the 2016 Term Loan Facility. As such, the debt service reserve is not classified as restricted cash and cash equivalents on the condensed consolidated balance sheets. The borrower is required to maintain an average debt service coverage ratio of 1.55 to 1. As of March 31, 2017, the Company was in compliance with such covenants.

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

Interest expense for the 2016 Term Loan Facility was approximately $3.5 million for the three months ended March 31, 2017. No interest expense was incurred for the three ended March 31, 2016.

Subordinated HoldCo Facility

In March 2016, the Company entered into a financing agreement (the “Subordinated HoldCo Facility”) pursuant to which it may borrow up to an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by HPS Investment Partners. The borrower under the Subordinated HoldCo Facility is Vivint Solar Financing Holdings, LLC, one of the Company’s wholly owned subsidiaries. Borrowings under the Subordinated Holdco Facility mature in March 2020. The Company may not prepay any borrowings outside of required prepayments until March 2018, and any subsequent prepayments of principal are subject to a 3.0% fee. Borrowings under the Subordinated HoldCo Facility were used for the construction and acquisition of solar energy systems.

Interest accrues at a floating rate of LIBOR plus 8.0%. Certain principal payments are due on a quarterly basis. Estimated principal payments due in the next 12 months are classified as the current portion of long-term debt, net of the related unamortized debt issuance costs.

The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. As of March 31, 2017, the Company was in compliance with such covenants. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s wholly owned subsidiaries and the parent company of the borrower, and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Interest expense for the Subordinated HoldCo Facility was approximately $4.5 million and $0.2 million for the three months ended March 31, 2017 and 2016. A $10.0 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) pursuant to which Goldman Sachs, through GSUIG Real Estate Member LLC, committed to lend an aggregate principal amount of up to $3.0 million upon the satisfaction of certain conditions and the approval of the lenders. Proceeds from the Credit Agreement were used for the deployment of certain solar energy systems. Principal and interest payments under the Credit Agreement will be paid quarterly over the term of the loan until the final maturity date of February 2023. The Company did not draw upon the full borrowing capacity of the Credit Agreement, and no borrowing capacity remained as of March 31, 2017. Interest accrues on borrowings at a rate of 6.50%. Interest expense under the Credit Agreement was de minimis for the three month ended March 31, 2017 and 2016.

Aggregation Facility

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

In March 2017, the Company amended the Aggregation Facility, and the parties agreed to (1) extend the date through which the Company may incur borrowings under the Aggregation Facility to March 31, 2020 (“Availability Period”), with an option to extend such period by an additional 12 months to the extent the lenders agree to such extension; (2) extend the maturity date for the initial loans under the Aggregation Facility from March 2018 to September 2020; and (3) increase the “Applicable Margin” used to determine the applicable interest rate on outstanding borrowings after the Availability Period from 3.50% to 3.75%. The “Applicable Margin” used to determine the applicable interest rate on outstanding borrowings during the Availability Period remains unchanged at 3.25%.

In addition, the amendments to the Aggregation Facility (1) allow the Company to satisfy concentration covenants by maintaining insurance policies with respect to certain tax equity funds for the benefit of the lenders to cover any indemnification payments the Company may be required to make to certain of its tax equity investors in connection with the loss of ITCs, and (2) modify the customer FICO score requirement thresholds to enable the Company to borrow more against certain solar energy systems. The amendments to the Aggregation Facility also provide the ability for the Company to enter into forward-starting interest rate hedges and require no less than 75% of outstanding loan balances to be hedged at all times. As of March 31, 2017, the Company was in compliance with this requirement. See Note 11—Derivative Financial Instruments.

Prepayments are permitted under the Aggregation Facility, and the principal and accrued interest on any outstanding loans mature in September 2020. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.75% after such period. Interest is payable at the end of each interest period that the Company may elect as a term of either one, two or three months.

The borrower under the Aggregation Facility is Vivint Solar Financing I, LLC, one of the Company’s indirect wholly owned subsidiaries, which in turn holds the Company’s interests in the managing members in certain of the Company’s investment funds. These managing members guarantee the borrower’s obligations under the Aggregation Facility. In addition, Vivint Solar Financing I Parent, LLC, has pledged its interests in the borrower, and the borrower has pledged its interests in the guarantors as security for the borrower’s obligations under the Aggregation Facility. The related solar energy systems are not subject to any security interest of the lenders, and there is no recourse to the Company in the case of a default.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of March 31, 2017, the Company was in compliance with such covenants.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $1.9 million and $4.0 million for the three months ended March 31, 2017 and 2016.  As of March 31, 2017, the current portion of debt issuance costs of $2.6 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $6.4 million was recorded in other non-current assets, net. In addition, a $1.1 million interest reserve is maintained in an account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Working Capital Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Available borrowings under the Working Capital Facility are subject to a borrowing base tied to the (1) level of PPA and Solar Lease systems under development and (2) combined future available tax equity fund commitments and available borrowing capacity under the Company’s back-leverage facilities. To the extent that outstanding borrowings exceed the borrowing base, the Company would be required to repay borrowings under the Working Capital Facility. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. In addition to the outstanding borrowings as of March 31, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts.

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

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of March 31, 2017, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $1.6 million and $1.5 million for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the current portion of debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $1.1 million was recorded in other non-current assets, net.

Interest Expense and Amortization of Debt Issuance Costs

For the three months ended March 31, 2017 and 2016, total interest expense incurred under all debt obligations was approximately $14.5 million and $5.7 million, of which $1.9 million and $1.2 million was amortization of debt issuance costs.

11.	Derivative Financial Instruments

Derivative financial instruments consisted of the following at fair value (in thousands):

	March 31, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,797	Other non-current assets
Derivatives not designated as hedging instruments:
Interest rate swaps	$952	Other non-current liabilities

	December 31, 2016
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,317	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the 2016 Term Loan Facility, the Company entered into interest rate swaps with an aggregate notional amount of $270.0 million to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. The notional amount of the interest rate swaps decreases through July 31, 2028 to match the Company’s estimated monthly and quarterly principal payments on its loans through that date. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses on the effective portion are recorded in other comprehensive income (“OCI”). The amount of accumulated other comprehensive income (“AOCI”) expected to be reclassified to interest expense within the next 12 months is approximately $0.6 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

In connection with the March 2017 amendment of the Aggregation Facility, the Company entered into interest rate swaps with an aggregate notional amount of $47.0 million. The Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged at all times. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and will account for any changes in fair value in other expense, net.

The Company records derivatives at fair value. The effect of derivative financial instruments on the condensed consolidated statements of comprehensive income and the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	Location of Gain (Loss)
Derivatives designated as cash flow hedges:
Losses recognized in OCI - effective portion:
Interest rate swaps	$(46)	$—	OCI

Losses reclassified from AOCI into income - effective portion:
Interest rate swaps	$(150)	$—	Interest expense

Gains recognized in income - ineffective portion:
Interest rate swaps	$676	$—	Other expense, net

	Three Months Ended March 31,
	2017	2016	Location of Loss
Derivatives not designated as hedging instruments:
Interest rate swaps	$(952)	$—	Other expense, net

12.Investment Funds

As of March 31, 2017, the Company had 20 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,138	$23,190
Accounts receivable, net	7,868	3,958
Prepaid expenses and other current assets	554	761
Total current assets	33,560	27,909
Solar energy systems, net	1,332,374	1,273,813
Other non-current assets, net	2,282	1,781
Total assets	$1,368,216	$1,303,503
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$5,948	$16,176
Current portion of deferred revenue	8,155	8,148
Accrued and other current liabilities	4,425	4,458
Total current liabilities	18,528	28,782
Deferred revenue, net of current portion	31,256	33,536
Other non-current liabilities	1,955	1,875
Total liabilities	$51,739	$64,193

Under the fund agreements, cash distributions of income and other receipts by the funds, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the fund investors and the Company’s subsidiaries as specified in contractual arrangements. As such, the cash held in investment funds is not readily available to the Company due to the timing of distributions. Certain of these fund arrangements have call and put options to acquire the investor’s equity interest as specified in the contractual agreements.

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of March 31, 2017 and December 31, 2016, the cumulative total of contributions into the VIEs by all investors was $1,109.9 million and $1,050.9 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $60.0 million and $60.5 million as of March 31, 2017 and December 31, 2016.

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

The Company accounts for the residual of the large upfront payments, net of amounts allocated to the ITCs, and subsequent periodic payments received from the fund investor as a borrowing by recording the proceeds received as a lease pass-through financing obligation, which will be repaid through customer payments that will be received by the investor. Under this approach, the Company continues to account for the arrangement with the customers in its condensed consolidated financial statements, whether the cash generated from the customer arrangements is received by the Company’s wholly owned subsidiary or paid directly to the fund investor. A portion of the amounts received by the fund investor from customer payments is applied to reduce the lease pass-through financing obligation, and the balance is allocated to interest expense. The customer payments are recognized into revenue based on cash receipts during the period as required by GAAP. Interest is calculated on the lease pass-through financing obligation using the effective interest rate method. The effective interest rate is the interest rate that equates the present value of the cash amounts to be received by a fund investor over the master lease term with the present value of the cash amounts paid by the investor to the Company, adjusted for any payments made by the Company. Any additional master lease prepayments by the investor would be recorded as an additional lease pass-through financing obligation, while any refunds of master lease prepayments would reduce the lease pass-through financing obligation.

The lease pass-through financing obligation is nonrecourse. As of March 31, 2017 and December 31, 2016, the Company had recorded financing liabilities of $38.1 million and $40.4 million related to this fund arrangement, of which $31.8 million and $34.2 million was deferred revenue and $6.3 million and $6.2 million was the lease pass-through financing obligation recorded in other liabilities.

 Guarantees

With respect to the investment funds, the Company and the fund investors have entered into guaranty agreements under which the Company guarantees the performance of certain financial obligations of its subsidiaries to the investment funds. These guarantees do not result in the Company being required to make payments to the fund investors unless such payments are mandated by the investment fund governing documents and the investment fund fails to make such payment. Each of the Company’s investment funds and financing subsidiaries maintains separate books and records from each other and from the Company. The assets of each investment fund are not available to satisfy the debts or obligations of any other investment fund, subsidiary or the Company.

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of investment tax credits. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the IRS successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees.

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $7.4 million during the three months ended March 31, 2017. As of March 31, 2017, the Company also accrued an estimated $0.5 million in distributions to reimburse fund investors a portion of their capital contributions primarily due to delays in solar energy systems being interconnected to the power grid.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of March 31, 2017 and December 31, 2016, which is classified as restricted cash and cash equivalents.

13.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	March 31,	December 31,
	2017	2016
Shares available for grant under equity incentive plans	16,138	11,596
Restricted stock units issued and outstanding	7,986	7,964
Stock options issued and outstanding	3,776	4,184
Long-term incentive plan	2,706	2,706
Total	30,606	26,450

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2016	$129,676
Contributions from redeemable non-controlling interests	338
Distributions to redeemable non-controlling interests	(1,436)
Net loss	(507)
Balance as of March 31, 2017	$128,071

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2016	$556,298	$110,536	$666,834
Cumulative-effect adjustment from adoption of ASU 2016-09	806	—	806
Stock-based compensation expense	3,922	—	3,922
Issuance of common stock	147	—	147
Contributions from non-controlling interests	—	58,222	58,222
Distributions to non-controlling interests	—	(3,363)	(3,363)
Total other comprehensive income	(118)	—	(118)
Net income (loss)	13,292	(68,237)	(54,945)
Balance as of March 31, 2017	$574,347	$97,158	$671,505

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

Because the Put Options represent redemption features that are not solely within the control of the Company, the non-controlling interests in these investment funds are presented outside of permanent equity. Redeemable non-controlling interests are recorded using the greater of their carrying value at each reporting date (which is impacted by attribution under the hypothetical liquidation at book value (“HLBV”) method) or their estimated redemption value in each reporting period.

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

As of March 31, 2017, a total of 16.1 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.4 million shares became available to grant at the beginning of 2017 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock options are granted under the Company’s approved equity incentive plans. Stock option activity for the three months ended March 31, 2017 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2016	4,184	$1.64		$4,876
Granted	—	—
Exercised	(147)	1.00
Cancelled	(261)	1.02
Outstanding—March 31, 2017	3,776	$1.71	7.1	$5,001
Options vested and exercisable—March 31, 2017	1,727	$1.43	6.6	$2,779

Restricted Stock Units

Restricted stock unit (“RSU”) and performance share unit (“PSU”) activity for the three months ended March 31, 2017 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2016	7,964	$3.14
Granted	270	3.50
Vested	(106)	8.19
Forfeited	(142)	2.98
Outstanding at March 31, 2017	7,986	$3.09

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$281	$303
Sales and marketing	992	—
General and administrative	2,514	1,106
Research and development	135	216
Total stock-based compensation	$3,922	$1,625

Unrecognized stock-based compensation expense, net of estimated forfeitures, for time-based stock options, RSUs and PSUs as of March 31, 2017 was as follows (in thousands, except years):

	Unrecognized
	Stock-Based	Weighted-
	Compensation	Average Period
	Expense	of Recognition
Time-based stock options	$2,067	2.8 years
RSUs and PSUs	9,836	1.8 years
Total unrecognized stock-based compensation expense as of March 31, 2017	$11,903

15.	Income Taxes

The income tax expense for the three months ended March 31, 2017 and 2016 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (20.4)% and (5.1)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2017 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, federal investment tax credits and amortization of the prepaid tax asset. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2016 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests and the goodwill impairment charge.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net, of $443.7 million and $419.5 million as of March 31, 2017 and December 31, 2016.

Uncertain Tax Positions

As of March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits. There was no interest or penalties accrued for any uncertain tax positions as of March 31, 2017 and December 31, 2016. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

16.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue—operating leases and incentives	$398	$1,147
Sales and marketing	698	524
General and administrative	75	153

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint, Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint provides the Company with certain information technology and infrastructure services, though the Company’s usage of such services continues to decline. Vivint also sells the Company certain consumer equipment as part of the Marketing and Customer Relations Agreement, and under this agreement, the parties have also entered into cross-marketing initiatives. The Company incurred fees under these agreements of $0.7 million and $1.4 million for the three months ended March 31, 2017 and 2016, which reflect the amount of services provided by Vivint on behalf of the Company.

Payables to Vivint recorded in accounts payable—related party were $0.5 million and $0.2 million as of March 31, 2017 and December 31, 2016. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $4.0 million and $3.7 million as of March 31, 2017 and December 31, 2016. The Company provided a reserve of $0.5 million and $1.3 million as of March 31, 2017 and December 31, 2016 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.2 million and $1.6 million as of March 31, 2017 and December 31, 2016, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $4.3 million and $4.1 million for the three months ended March 31, 2017 and 2016.

Letters of Credit

As of March 31, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts and under the 2016 Term Loan Facility for up to $13.0 million related to the debt service reserve for the Term Loan Facility. See Note 10—Debt Obligations.

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

In March 2017, the Company received notice that the New Mexico Attorney General’s office intended to file an action against the Company and its officers alleging violation of state consumer protection statutes. The Company is actively communicating with the State of New Mexico regarding the issues that had been identified for the proposed action. The State of New Mexico has not, to date, filed the proposed action. In the event that the Company is not able to resolve the State of New Mexico’s concerns outside of litigation, the Company intends to defend itself in the action. The Company is unable to estimate a range of loss, if any, that could result if the State were to file an action and were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In November 2016, a customer of the Company filed a putative class action lawsuit in Superior Court in Alameda County, California, purportedly on behalf of all customers of a particular Company sales representative in California, claiming that the representative’s sales practices were improper under California consumer protection law. The Company moved to dismiss that action to compel arbitration. On March 17, 2017, the original plaintiff filed an amended complaint adding an additional plaintiff, purporting to expand the proposed class to include all customers who are eligible for the California Alternate Rates for Energy program, and adding claims of misconduct in the Company’s sales practices apart from the individual representative identified in the original complaint. The Company has moved to compel arbitration of the new plaintiff’s claims as well. The Company disputes the allegations in both the original and amended complaints and intends to defend itself in the action. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

18.	Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income available (loss attributable) per share to common stockholders for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income available (loss attributable) to common stockholders	$13,292	$(31,219)
Denominator:
Shares used in computing net income available (loss attributable) per share to common stockholders, basic	110,765	106,619
Weighted-average effect of potentially dilutive shares to purchase common stock	5,633	—
Shares used in computing net income available (loss attributable) per share to common stockholders, diluted	116,398	106,619
Net income available (loss attributable) per share to common stockholders:
Basic	$0.12	$(0.29)
Diluted	$0.11	$(0.29)

For the three months ended March 31, 2017, 0.8 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the three months ended March 31, 2016, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our ability to increase solar energy system sales;
•	our relationship with our sister company Vivint, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation and other disputes; and
•	our ability to maintain our brand and protect our intellectual property;

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

Overview

We primarily offer distributed solar energy — electricity generated by a solar energy system installed at or near customers’ locations — to residential customers, typically through a customer-focused and neighborhood-driven direct-to-home sales model. We believe we are disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation. As a result, we primarily compete with traditional utilities in the markets we serve, and our strategy is to price the energy we sell below prevailing retail electricity rates. The price our customers pay to buy energy from us varies depending on the state where the customer is located, the impact of the local traditional utility, customer price sensitivity, the availability of incentives and rebates, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. We also compete with distributed solar energy system providers for solar energy system sales on the basis of price, service and availability of financing options.

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

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases typically have a term of 20 years and are subject to an annual price escalator of 2.9%. We provide our Solar Lease customers a performance guarantee, under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition. Customers who buy energy from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

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

Of the 45.8 megawatts installed in the three months ended March 31, 2017, approximately 77% were installed under PPAs, 4% were installed under Solar Leases and 19% were installed under System Sales.

In 2016, we began adjusting our installation policies and pricing. We have become more selective in our installation policies to increase incremental value by limiting the installation of smaller system sizes and limiting installations on certain roof types. We have also changed our pricing in certain markets to increase returns on investment. We continue to evaluate and make adjustments to our installation policies as our processes become more efficient and power rates increase. We also continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

We have determined that we are the primary beneficiary in these partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statements of operations, may create significant volatility in our reported results of operations, including potentially changing net income available (loss attributable) to common stockholders from income to loss, or vice versa, from quarter to quarter.

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

•

Estimated retained value. Estimated retained value represents the net cash flows discounted at 6% that we expect to receive from customers pursuant to PPAs and Solar Leases net of estimated cash distributions to fund investors and estimated operating expenses for systems installed as of the measurement date.

•

Estimated retained value under energy contracts. Estimated retained value under energy contracts represents the estimated retained value from the solar energy systems during the typical 20-year term of our PPAs and Solar Leases.

•

Estimated retained value of renewal. Estimated retained value of renewal represents the estimated retained value associated with an assumed 10-year renewal term following the expiration of the initial PPA or Solar Lease term. To calculate estimated retained value of renewal, we assume all PPAs and Solar Leases are renewed at 90% of the contractual price in effect at the expiration of the initial term.

•

Estimated retained value per watt. Estimated retained value per watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under PPAs and Solar Leases that have been installed as of such date, and is subject to the same assumptions and uncertainties as estimated retained value.

	Three Months Ended
	March 31,
	2017	2016
Solar energy system installations	6,581	7,704
Megawatts installed	45.8	54.9

	March 31,	December 31,
	2017	2016
Cumulative solar energy system installations	106,179	99,598
Cumulative megawatts installed	726.9	681.1
Estimated nominal contracted payments remaining (in millions)	$2,691.9	$2,568.6
Estimated retained value under energy contracts (in millions)	$1,068.3	$1,015.1
Estimated retained value of renewal (in millions)	$317.4	$299.4
Estimated retained value (in millions)	$1,385.7	$1,314.5
Estimated retained value per watt	$1.97	$1.98

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

During the three months ended March 31, 2017, we adopted Accounting Standards Update, or ASU, 2016-09, and ASU 2015-11. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The adoption of ASU 2016-09 resulted in a net $1.2 million reduction to retained earnings as of January 1, 2017. ASU 2015-11 changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from lower of cost or market to the lower of cost or net realizable value. We adopted ASU 2015-11 prospectively and no prior periods were adjusted. See Note 2—Summary of Significant Accounting Policies for additional details on these ASUs.

There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Components of Results of Operations

Revenue

We classify and account for our PPAs as operating leases, and recognize revenue from these contracts based on the actual amount of power generated at rates specified under the contracts. We also offer Solar Leases, which include performance guarantees. Depending on the level of the guarantee, we either recognize revenue based on the amount of power generated at rates specified under the contracts and establish a reserve for those lease contracts for which we may have to make a payment at the end of each year to the customer if the solar energy systems do not meet a guaranteed production level in the prior 12-month period; or we treat as an operating lease and recognize revenue on a straight-line basis over the lease term. We also offer System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met.

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

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Operating leases and other incentives	$19,406	$13,070
SREC sales	8,602	3,508
ITC revenue	2,381	—
Total operating leases and incentives	30,389	16,578

System sales	22,215	120
Photovoltaic installation devices and software products	510	532
Total solar energy system and product sales	22,725	652
Total revenue	$53,114	$17,230

Operating Expenses

Cost of Revenue.     Cost of operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. We expect the cost of operating leases and incentives to increase in absolute dollars in 2017 compared to 2016 primarily due to depreciation associated with additional solar energy systems being placed in service.

Cost of solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation devices and software products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. We expect the cost of solar energy system and product sales to increase in absolute dollars in 2017 compared to 2016 due to increased volume of System Sales.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; certain allocated corporate overhead costs related to facilities and information technology; travel; professional services and costs related to pre-installation sales activities. We expect sales and marketing expenses to remain consistent in absolute dollars in 2017 compared to 2016.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation devices, other solar technologies and software products. Research and development costs are charged to expense when incurred. We expect research and development expenses to remain consistent in absolute dollars in 2017 compared to 2016.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. Our financial results have included charges for the use of services provided by Vivint. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented; however, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. We continue to use certain information and technology resources and systems administered by Vivint as of March 31, 2017, though our usage continues to decline. We expect general and administrative expenses to increase in absolute dollars in 2017 compared to 2016.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved and at cost for internally developed software projects. Such intangible assets are amortized over their estimated useful lives.

Impairment of Goodwill.     In conjunction with the acquisition by SunEdison failing to occur, our market capitalization decreased significantly during the first quarter of 2016, from $1.0 billion as of December 31, 2015 to $283.0 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of goodwill impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 7—Intangible Assets and Goodwill.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of capital lease obligations not included in solar energy systems. We expect interest expense to be higher in absolute dollars in 2017 compared to 2016 as we have incurred additional indebtedness. Additionally, all but one of our debt facilities accrue interest at floating rates and increases in those floating rates would result in higher interest expense.

Other Expense, net.     Other expense, net primarily includes changes in fair value for the ineffective portion of our cash flow hedge and other interest rate swaps.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense (benefit) consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available (Loss Attributable) to Common Stockholders

We determine the net income available (loss attributable) to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests. The net loss attributable to non-controlling interests and redeemable non-controlling interests represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of March 31, 2017, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Revenue:
Operating leases and incentives	$30,389	$16,578
Solar energy system and product sales	22,725	652
Total revenue	53,114	17,230
Operating expenses:
Cost of revenue—operating leases and incentives	35,070	37,760
Cost of revenue—solar energy system and product sales	18,665	422
Sales and marketing	8,818	12,648
Research and development	896	1,232
General and administrative	20,579	22,920
Amortization of intangible assets	140	265
Impairment of goodwill	—	36,601
Total operating expenses	84,168	111,848
Loss from operations	(31,054)	(94,618)
Interest expense	14,721	5,765
Other expense, net	276	30
Loss before income taxes	(46,051)	(100,413)
Income tax expense	9,401	5,149
Net loss	(55,452)	(105,562)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(68,744)	(74,343)
Net income available (loss attributable) to common stockholders	$13,292	$(31,219)

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended
	March 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Revenue:
Operating leases and incentives	$30,389	$16,578	$13,811
Solar energy system and product sales	22,725	652	22,073
Total revenue	$53,114	$17,230	$35,884

Operating Leases and Incentives. The $13.8 million increase was due in part to a $6.3 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 53%. In addition, SREC sales increased $5.2 million primarily driven by the increased solar energy systems in service and revenue related to our lease pass-through fund arrangement increased $2.4 million as deferred ITC revenue was recognized.

Solar Energy System and Product Sales. The $22.1 million increase was primarily due to the increase in the volume of System Sales through cash and loan products in 2017.

Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$35,070	$37,760	$(2,690)
Cost of revenue—solar energy system and product sales	18,665	422	18,243
Sales and marketing	8,818	12,648	(3,830)
Research and development	896	1,232	(336)
General and administrative	20,579	22,920	(2,341)
Amortization of intangible assets	140	265	(125)
Impairment of goodwill	—	36,601	(36,601)
Total operating expenses	$84,168	$111,848	$(27,680)

Cost of Revenue—Operating Leases and Incentives. The $2.7 million decrease was due in part to a $9.2 million decrease in compensation and benefits primarily due to a 20% decrease in installation and operations employee headcount. Additionally, warehouse, facility and information technology costs decreased $1.4 million as we exited a number of facilities subsequent to the first quarter of 2016. These decreases were partially offset by a $4.5 million increase in depreciation and amortization of solar energy systems, a $2.9 million increase in system portfolio maintenance costs due to the increase in the number of solar energy systems placed in service and a $0.7 million increase in system removal costs due to accrued and actual cancellations subsequent to installation.

Cost of Revenue—Solar Energy System and Product Sales. The $18.2 million increase was primarily due to an increase in the volume of System Sales through cash and loan products in 2017.

Sales and Marketing Expense. The $3.8 million decrease was primarily due to a $1.7 million decrease in compensation and benefits resulting from increased efficiencies, a $1.7 million decrease in marketing and brand awareness activities and a $0.8 million decrease in pre-installation sales activities. These decreases were partially offset by a $1.0 million increase in stock-based compensation expense primarily due to additional equity awards outstanding in 2017.

Research and Development Expense. The $0.3 million decrease was primarily due to a 27% decrease in research and development employee headcount.

General and Administrative Expense. The $2.3 million decrease was primarily due to a $2.3 million decrease in legal and other costs related to the failed acquisition by SunEdison, a $0.7 million decrease in insurance costs and a $0.6 million decrease in facility and information technology costs. Additionally, a $2.1 million fee was accrued in the first quarter of 2016 to terminate our commercial and industrial investment fund. These decreases were partially offset by a $2.0 million increase in compensation and benefits primarily related to a 24% increase in general and administrative employee headcount driven by additional hiring in information technology and human resources and a $1.4 million increase in stock-based compensation due to additional equity awards outstanding in 2017.

Impairment of Goodwill. An impairment charge of $36.6 million was recorded in 2016 to write off the entire value of goodwill as it was deemed to be fully impaired as of March 31, 2016.

Non-Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Interest expense	$14,721	$5,765	$8,956
Other expense, net	276	30	246

Interest Expense. Interest expense increased $9.0 million primarily due to additional borrowings year over year.

Other Expense, net. The $0.2 million increase in other expense was primarily due to net losses of $0.3 million related to our derivative financial instruments that were recognized during 2017.

Income Taxes

	Three Months Ended
	March 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Income tax expense	$9,401	$5,149	$4,252

The $4.3 million increase in income tax expense was primarily attributable to a tax-effected $19.8 million reduced loss before income taxes. This increase in income tax expense was partially offset by tax-effected $12.8 million associated with the goodwill impairment charge during 2016, a $2.8 million increase in income tax credits and $2.0 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	March 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(68,744)	$(74,343)	$5,599

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

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $150.5 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and our current debt facilities as further described below, in addition to financing that we may obtain from other sources, including our financial sponsors, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, if we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of our customers’ systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our investment funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain investment funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition. While we believe additional financing is available and will continue to be available to support our current level of operations, we believe we have the ability and intent to reduce operations to the level of available financial resources for at least the next 12 months, if necessary.

Sources of Funds

Investment Fund Commitments

As of April 30, 2017, we have raised 20 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.3 billion, which will enable us to install solar energy systems of total fair market value approximating $3.3 billion. The undrawn committed capital for these funds as of April 30, 2017 is approximately $107.3 million, which includes approximately $41.5 million in payments that will be received from fund investors upon interconnection to the respective power grid of solar energy systems that have already been allocated to investment funds. As of April 30, 2017, we had tax equity commitments to fund approximately 65 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $251.1 million.

Debt Instruments

Debt obligations consisted of the following as of March 31, 2017 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
2017 Term loan facility	$203,750	$—	6.0%	January 2035
2016 Term loan facility(1)	296,761	—	3.8	August 2021
Subordinated HoldCo facility	199,125	—	9.0	March 2020
Credit agreement	1,307	—	6.5	February 2023
Revolving lines of credit
Aggregation facility(2)	47,000	328,000	4.2	September 2020
Working capital facility(3)	136,500	—	4.0	March 2020
Total debt	$884,443	$328,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $270.0 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	The Aggregation facility was amended in March 2017. See Note 10—Debt Obligations.
(3)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at March 31, 2017.

Revenue from Operations

In the three months ended March 31, 2017, we generated $30.4 million in revenue from operating leases and incentives, which approximates cash inflow with the exception of $2.4 million of operating lease revenue related to ITCs in our lease pass-through fund. Cash related to our solar energy systems sales is generally received prior to revenue recognition and during the three months ended March 31, 2017, we received $26.0 million related to system sales. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Net cash provided by (used in):	(In thousands)
Operating activities	$3,398	$(60,489)
Investing activities	(95,004)	(110,993)
Financing activities	145,497	166,433
Net increase (decrease) in cash and cash equivalents	$53,891	$(5,049)

Operating Activities

In the three months ended March 31, 2017, we had a net cash inflow from operations of $3.4 million. This inflow was primarily due to a $36.1 million noncash adjustment for deferred income taxes, a $31.2 million cash tax refund and a $14.2 million noncash adjustment for depreciation and amortization. These inflows were partially offset by a $55.5 million net loss and a $24.2 million increase in prepaid tax assets.

Investing Activities

In the three months ended March 31, 2017, we used $95.0 million in investing activities primarily due to $75.1 million in costs associated with the design, acquisition and installation of solar energy systems and a $19.8 million increase to the balance in restricted cash and cash equivalents due to the requirements of the 2017 Term Loan Facility.

Financing Activities

In the three months ended March 31, 2017, we generated $145.5 million from financing activities, of which $253.8 million was received in proceeds from long-term debt and $58.6 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds. These proceeds were partially offset by repayments of long-term debt of $141.2 million, distributions to non-controlling interests and redeemable non-controlling interests of $15.0 million, and payments for debt issuance costs and capital lease obligations of $11.6 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2016 are laid out in the following table. Changes that have occurred during the three months ended March 31, 2017 are included in the footnotes to the table.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt(1)	$6,469	$200,263	$563,856	$1,264	$771,852
Interest payments related to long-term debt(2)	37,777	60,826	23,122	175	121,900
Distributions payable to non-controlling interests and redeemable non-controlling interests(3)	16,176	—	—	—	16,176
Capital lease obligations and interest	5,751	5,358	477	—	11,586
Operating lease obligations	12,171	14,098	16,079	82,193	124,541
Total	$78,344	$280,545	$603,534	$83,632	$1,046,055

(1)

Does not include additional borrowings and repayments during the three months ended March 31, 2017, which resulted in a net $112.6 million increase in principal borrowings. These borrowings included the following activity: under the 2017 Term Loan Facility maturing in January 2035, we incurred $203.8 million of principal borrowings; under the Subordinated HoldCo Facility maturing in March 2020, we incurred $49.6 million in principal borrowings; under the Aggregation Facility, amended in March 2017 to mature in September 2020, we reduced principal borrowings by a net $140.0 million; and under the 2016 Term Loan Facility maturing in August 2021, we reduced principal borrowings by $0.8 million. For additional information, see Note 10—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the three months ended March 31, 2017, which for payments due in less than one year increased $7.9 million, payments due in one to three years increased $35.1 million, payments due in three to five years increased $23.7 million and payments due in more than five years increased $80.6 million.

(3)	During the three months ended March 31, 2017, distributions payable to non-controlling interests and redeemable non-controlling interests decreased by $10.2 million.

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

As of March 31, 2017, we had cash and cash equivalents of $150.5 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of March 31, 2017, interest on our floating-rate debt facilities accrued at a weighted-average rate of approximately 6.4%. A hypothetical 10% increase in the interest rates on our floating-rate debt facilities would have increased our interest expense by approximately $0.7 million for the three months ended March 31, 2017.

All of our operations are in the United States and all purchases of our solar energy system components are denominated in U.S. dollars. However, our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies. If the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these currencies, our suppliers may raise the prices they charge us, which could harm our financial results.

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a list of our current legal proceedings, see Note 17—Commitments and Contingencies.

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

Our future success depends primarily on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, the lease payments for and the cost of our solar energy systems. We rely on investment funds in order to provide solar energy systems with little to no upfront costs to our customers under our PPAs and Solar Leases. We also rely on access to capital to cover the costs of our solar energy systems that are sold outright until the systems are installed by us and then paid for by our customers, whether by cash or through third-party financing arrangements. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of April 30, 2017, we had raised 20 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.3 billion, which will enable us to install solar energy systems of total fair market value approximating $3.3 billion. As of April 30, 2017, we had remaining residential tax equity commitments to fund approximately 65 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $251.1 million.

The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors’ commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. For example, during the year ended December 31, 2016 and the three months ended March 31, 2017, we paid contractually agreed upon capital distributions of $2.7 million and $7.4 million to reimburse fund investors a portion of their capital contributions primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

A reduction in utility electricity costs would make PPAs or Solar Leases less economically attractive on a monthly basis, and would increase the time to break-even for our Solar Sales customers. If the cost of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited. In addition, in the third quarter of 2016, we increased pricing in certain markets which may negatively impact our competitiveness.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, New Hampshire, New York, Texas and Utah. In California, for example, after the earlier of July 1, 2017 or the date the applicable investor owned utility reaches its statutory net metering cap, customers will take service on a new net metering successor tariff. For this new tariff, which will apply to new customers after the applicable investor owned utility reaches its statutory net metering cap, the California Public Utilities Commission largely upheld net metering in its current form with full retail compensation for exports and rejected utility requests to impose extremely high fixed and capacity charges. The California Public Utilities Commission did allow the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. There are no caps under the new NEM successor tariff. As reflected in reports for March 31. 2017, San Diego Gas and Electric Company, or SDG&E, and Pacific Gas and Electric Company, or PG&E, which are two large investor-owned utilities, have reached their net metering caps, and are currently allowing net metering systems to interconnect under the NEM successor tariff. A third large investor-owned utility, Southern California Edison Company, has approximately 19% capacity remaining under its net metering cap of 2,240 megawatts and is not expected to reach its net metering cap until July 1, 2017. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

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

Additionally, in March 2017, the New York Public Service Commission issued an order transitioning from traditional net metering to a new value of distributed energy resource compensation regime in which customers are paid for energy generated from solar energy systems located on their roofs pursuant to a methodology based on the value of the distributed energy from such systems. After a transitional period through January 1, 2020 during which customers can still qualify for net metering (subject to a specified aggregate capacity amount availability for each utility), this value of distributed energy methodology could yield a compensation rate that is less advantageous than was previously available to customers under the historical net metering regime. Several other states plan to revisit their net metering policies in the coming years.

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

Beginning in late 2015, we began offering to customers in select markets the option to purchase solar energy systems as System Sales. We have historically offered our solar energy systems through our PPAs or Solar Leases. System Sales allow us to enter markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. While System Sales have represented a relatively small portion of our cumulative installations, we expect them to continue to grow. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets and that solar energy system sales are expected to account for a larger percentage of total residential solar installations in the future. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. It is not certain that we will successfully execute our strategy to increase System Sales. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems, or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected and our business and growth prospects would be adversely affected.

Technical and regulatory limitations may significantly reduce our ability to sell electricity from our solar energy systems and retain employees in certain markets.

Technical and regulatory limits may curb our growth in certain key markets, which may also reduce our ability to retain employees in those markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. For example, Hawaiian electric utilities have adopted certain policies that limit distributed electricity generation in parts of their service territories. In the first half of 2014, Hawaii was the second largest market in which we operated as measured by total installations. However, despite legislative and regulatory actions to allow further distributed electricity penetration, these limitations constrained growth of distributed residential solar energy in Hawaii in the second half of 2014 and beyond, and Hawaii has become a less important market to us as a result. While a recent Hawaii Public Utilities Commission order seeks to streamline the interconnection process, and while our growth in other markets has more than offset the impact of these limitations in Hawaii, if we experienced similar or other limitations on the deployment of solar energy systems, our business, operating results and growth prospects could be materially adversely affected. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in the next few years, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the power grid. While the prospect of such curtailment is somewhat speculative, particularly in the residential sector, the adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We have incurred operating losses and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses since our inception. We incurred net losses of $242.5 million and $253.3 million for the years ended December 31, 2016 and 2015 and $55.5 million for the three months ended March 31, 2017. We expect to continue to incur net losses from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct sales model. We also sell to customers through our inside sales team but continue to find greatest success using our direct sales channel. In addition, we recently began to establish a retail sales channel, and we may sell through additional distribution channels in the future. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies, the internet and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Recently, one of our competitors announced that it would terminate its direct-selling efforts. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

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

We are subject to significant competition for the recruitment of sales personnel from other direct-selling companies and from other companies that sell solar energy systems in particular. Regional and district managers of our sales personnel are instrumental in recruiting, retaining and motivating our sales personnel. When managers have elected to leave us and join other companies, the sales personnel they supervise have often left with them. We may experience increased attrition in our sales personnel in the future which may impact our results of operations and growth. The impact of such attrition could be particularly acute in those jurisdictions, such as California, where contractual non-competition agreements for service providers are not enforceable or are subject to significant limitations.

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

We report in our fund tax returns that we and our fund investors claim the ITC based on the fair market value of our solar energy systems. Scrutiny by the Internal Revenue Service, or IRS, with respect to fair market value determinations has increased industry-wide in recent years. The IRS is conducting an audit of our 2015 corporate tax return as well as one of our investment funds. We are not aware of any other audits or results of audits related to our appraisals or fair market value determinations of any of our investment funds. If as part of an examination the IRS were to review the fair market value that we used to establish our basis for claiming ITCs and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

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

Solar energy system owners are currently allowed to claim the ITC that is equal to 30% of the system’s eligible tax basis, which is generally the fair market value of the system. By statute, the ITC is scheduled to decrease to 26% for 2020, 22% for 2021 and 10% on January 1, 2022. Moreover, potential fund investors must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments, or cause these investors to require a larger allocation of customer payments. It is not certain that this type of financing will continue to be available to us. Alternatively, new investment fund structures or other financing mechanisms may become available, and if we are unable to take advantage of these fund structures and financing mechanisms it may place us at a competitive disadvantage. If, for any reason, we are unable to finance solar energy systems through tax-advantaged structures, we are unable to realize or monetize depreciation benefits, or we are otherwise unable to structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to, or make capital contributions to the fund that can be redirected to the fund investor such that it achieves the targeted return. These forgone distributions or capital contributions will generally occur if the fund investor has not achieved its targeted return prior to the target flip date of the investment fund. None of our investment funds have reached their target flip date at the current time and we anticipate that the first target flip date in which a fund investor is required to have achieved its targeted return is 2020.

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

Since September 2014, we have entered into six debt facilities through which we had $884.4 million in aggregate principal amounts outstanding and up to $328.0 million of unused borrowing capacity remaining as of March 31, 2017. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of March 31, 2017, approximately 39% of our cumulative installations and 29% of our offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

We implemented a number of measures to remediate the material weakness described above, and based on these measures, management tested the internal control activities and found them to be effective and concluded that the material weakness described above was remediated as of December 31, 2016. However, if in future periods we identify other material weaknesses in internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective, which could result in the loss of investor confidence. In addition, to date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. When we cease to be an emerging growth company we will be required to have our independent registered accounting firm perform such an evaluation, and additional material weaknesses or other control deficiencies may be identified.

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

We also compete with solar companies with business models that are similar to ours. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have, as well as extensive knowledge of our target markets. In addition, as System Sales become a more significant part of our business, we face increasing competition from other national and local solar energy companies who sell solar energy systems and may offer a broader suite of companion products. We believe the solar industry is becoming increasingly commoditized, and if we are unable to offer differentiated products, establish or maintain a consumer brand that resonates with homeowners or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected.

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

We are a licensed contractor in every market we service and we are responsible for every customer installation. We are the general contractor, electrician, construction manager and installer for all our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Furthermore, prior to obtaining permission to operate our solar energy systems, the systems must pass various inspections. Any delay in passing, or inability to pass, such inspections, would adversely affect our results of operations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, damage for which we are liable, cost overruns, delays or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2015 and 2016, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for a substantial majority of our solar photovoltaic module purchases. In the three months ended March 31, 2017, Trina Solar Limited and JinkoSolar Holding Co., Ltd. accounted for a substantial majority of our solar photovoltaic module purchases. In 2015, 2016 and the three months ended March 31, 2017, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems, and may require us to obtain the approval of our financing partners in order to utilize new products. These issues could harm our business or financial performance.

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

We have entered into multi-year agreements with certain of our major suppliers. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. In addition, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan, and it is unclear what actions the new U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other restraints, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

The U.S. government may also take broader actions to protect U.S. based manufacturers against imports of solar cells manufactured in southeast Asia as well as Japan, Germany, South Korea and Canada. Recently, a U.S.-based solar manufacturer which filed for bankruptcy in mid-April, filed a petition under Section 201 of the Trade Act of 1974 for global safeguard relief with the U.S. International Trade Commission, and requested imposition of tariffs on solar cells and the establishment of a minimum price for solar modules imported into the United States. If the U.S. International Trade Commission institutes an investigation and determines that global imports are a substantial cause of serious injury to the domestic solar manufacturing industry, the U.S. presidential administration could impose a wide range of remedies, including import tariffs, import volume limits, and other means which could increase the prices of solar cells from all countries outside the U.S, and not just China and Taiwan. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, our financial results could be adversely affected.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of more than 750 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, we could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 681.1 megawatts as of December 31, 2016 to 726.9 megawatts as of March 31, 2017, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. For example, we recently entered or expanded our offerings in California, Connecticut, Florida, Maryland, Massachusetts, New Hampshire, South Carolina and Texas. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. In the year ended December 31, 2015, one-third of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan vested. In addition, one-third of the options remained outstanding and will vest annually over three years from May 2016, or immediately if 313 Acquisition LLC receives a return on its invested capital at a pre-established threshold. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time. This decrease in retention incentive could cause significant turnover after these options vest. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our solar energy customers primarily purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of March 31, 2017, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $2.2 million as of March 31, 2017, and our future exposure may exceed the amount of such reserves.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations and litigation, and adversely affect our financial performance.

Our business focuses on contracts and transactions with residential customers. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, door-to-door solicitation as well as specific regulations pertaining to solar installations. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith.

For example, Arizona enacted statutes in 2015 and 2016 that require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. This legislation required us to amend the standard lease and system purchase agreement we provide customers in Arizona to, among other things, include an acknowledgement by the customer of any restrictions on the ability to transfer ownership of the solar energy system or underlying property and provide contact information for any party that has the right to review or approve such a transfer and add additional customer acknowledgments of disclosures that already appear in our customer agreements (e.g., the customer’s right to cancel within three business days, the description of major solar energy system components, and certain payment details). Similar legislation recently passed in New Mexico, and other bills focused on protecting residential solar consumers are under consideration in California and Florida.

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

We are also subject to laws and regulations relating to the collection, use, retention, security and transfer of personal information of our customers. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. One example of such self-regulatory standards to which we may be contractually bound is the Payment Card Industry Data Security Standard, or PCI DSS, which may affect any processes associated with handling credit card numbers. In the event we fail to be compliant with the PCI DSS, fines and other penalties could result. Complying with emerging and changing requirements may cause us to incur costs or require us to change our business practices. Any actual or alleged failure by us, our affiliates or other parties with whom we do business to comply with privacy-related or data protection laws, regulations and industry standards could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

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

We are, and may in the future become, party to litigation. For examples, see Note 17—Commitments and Contingencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are presently not determinable as they are in a preliminary phase. In general, litigation claims can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in settlements or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering to March 31, 2017, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings, including any new tariffs or trade regulations that affect our ability to import goods at attractive prices or at all;
•	additions or departures of key personnel, such as the recent resignation of our former chief executive officer and the appointment of his replacement;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	the failure of securities analysts to cover our common stock;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us, our stockholders or our employees, including sales of equity awards granted to our employees to cover tax withholding obligations;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;

•	general economic and market conditions; and
•	potential acquisitions.

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

We could remain an “emerging growth company” until the earliest of (1) December 31, 2019, (2) the last day of the first fiscal year in which our annual gross revenue exceeds $1.1 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if we become a seasoned issuer and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

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

As of March 31, 2017, we had 110.5 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, options to purchase 3.8 million shares of common stock remained outstanding as of March 31, 2017, with 1.7 million of those shares being vested and exercisable as of March 31, 2017. The remaining 2.1 million shares that are not yet vested are subject to ratable time-based vesting over three to five years. All shares subject to options with time-based vesting will become immediately tradable once vested and exercised. As of March 31, 2017, 8.0 million restricted stock units remained outstanding, of which 6.4 million are subject to ratable time-based vesting over one to four years and 1.6 million vest over one to four years subject to individual participants’ achievement of quarterly or annual performance goals. All restricted stock units will become immediately tradable once vested. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. During the month of May 2017, for example, approximately 3.5 million restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time.

Stockholders owning an aggregate of 84.7 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements, and we registered an additional 12.9 million shares in March 2017. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested RSUs will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us and their interests may conflict with ours or investors’ in the future.

As of March 31, 2017, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 75% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

10.1†

Second Amended and Restated Loan Agreement, dated as of March 9, 2017, by and among Vivint Solar Financing I, LLC, Vivint Solar Financing I Parent, LLC, Bank of America, N.A. and the parties named therein

10.2†

Second Amended and Restated Collateral Agency and Depositary Agreement, dated as of March 9, 2017, by and among Vivint Solar Financing I, LLC, Vivint Solar Financing I Parent, LLC, Vivint Solar Fund XV Manager, LLC, Vivint Solar Owner I, LLC, Bank of America, N.A. and the parties named therein

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

VIVINT SOLAR, INC.

Date: May 9, 2017	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)