Form 10-Q
period 2017-06-30
Vivint Solar, Inc.
filed 2017-08-08
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, 114,465,116 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data and footnote 1)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$115,612	$96,586
Accounts receivable, net	21,673	12,658
Inventories	16,141	11,285
Prepaid expenses and other current assets	26,516	46,683
Total current assets	179,942	167,212
Restricted cash and cash equivalents	43,284	26,853
Solar energy systems, net	1,567,598	1,458,355
Property and equipment, net	18,934	23,199
Intangible assets, net	1,141	1,420
Prepaid tax asset, net	462,580	419,474
Other non-current assets, net	38,186	29,843
TOTAL ASSETS(1)	$2,311,665	$2,126,356
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$38,830	$46,630
Accounts payable—related party	138	191
Distributions payable to non-controlling interests and redeemable non-controlling interests	9,455	16,176
Accrued compensation	18,276	20,003
Current portion of long-term debt	12,940	6,252
Current portion of deferred revenue	27,173	19,911
Current portion of capital lease obligation	4,684	5,163
Accrued and other current liabilities	24,890	19,364
Total current liabilities	136,386	133,690
Long-term debt, net of current portion	854,838	750,728
Deferred revenue, net of current portion	33,786	34,379
Capital lease obligation, net of current portion	3,262	5,476
Deferred tax liability, net	458,865	395,218
Other non-current liabilities	13,679	10,355
Total liabilities(1)	1,500,816	1,329,846
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	132,392	129,676
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 authorized, 114,192 shares issued and outstanding as of June 30, 2017; 1,000,000 authorized, 110,245 shares issued and outstanding as of December 31, 2016	1,142	1,102
Additional paid-in capital	551,807	542,348
Accumulated other comprehensive income	6,430	7,631
Retained earnings	22,281	5,217
Total stockholders’ equity	581,660	556,298
Non-controlling interests	96,797	110,536
Total equity	678,457	666,834
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,311,665	$2,126,356

(1)

The Company’s assets as of June 30, 2017 and December 31, 2016 include $1,426.9 million and $1,303.5 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,385.2 million and $1,273.8 million as of June 30, 2017 and December 31, 2016; cash and cash equivalents of $24.1 million and $23.2 million as of June 30, 2017 and December 31, 2016; accounts receivable, net, of $11.7 million and $4.0 million as of June 30, 2017 and December 31, 2016; other non-current assets, net of $4.9 million and $1.8 million as of June 30, 2017 and December 31, 2016; and prepaid expenses and other current assets of $1.0 million and $0.8 million as of June 30, 2017 and December 31, 2016. The Company’s liabilities as of June 30, 2017 and December 31, 2016 included $54.7 million and $64.2 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $9.5 million and $16.2 million as of June 30, 2017 and December 31, 2016; deferred revenue of $39.0 million and $41.7 million as of June 30, 2017 and December 31, 2016; accrued and other current liabilities of $4.5 million as of June 30, 2017 and December 31, 2016; and other non-current liabilities of $1.7 million and $1.9 million as of June 30, 2017 and December 31, 2016. For further information see Note 12—Investment Funds.

See accompanying notes to condensed consolidated financial statements

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Operating leases and incentives	$43,413	$30,061	$73,802	$46,639
Solar energy system and product sales	29,582	4,843	52,307	5,495
Total revenue	72,995	34,904	126,109	52,134
Operating expenses:
Cost of revenue—operating leases and incentives	33,763	38,538	68,833	76,298
Cost of revenue—solar energy system and product sales	22,831	3,716	41,496	4,138
Sales and marketing	9,411	10,813	18,229	23,461
Research and development	895	144	1,791	1,376
General and administrative	20,301	18,064	40,880	40,984
Amortization of intangible assets	139	155	279	420
Impairment of goodwill	—	—	—	36,601
Total operating expenses	87,340	71,430	171,508	183,278
Loss from operations	(14,345)	(36,526)	(45,399)	(131,144)
Interest expense	16,838	7,413	31,559	13,178
Other expense, net	715	309	991	339
Loss before income taxes	(31,898)	(44,248)	(77,949)	(144,661)
Income tax expense	5,156	8,055	14,557	13,204
Net loss	(37,054)	(52,303)	(92,506)	(157,865)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(42,034)	(64,674)	(110,778)	(139,017)
Net income available (loss attributable) to common stockholders	$4,980	$12,371	$18,272	$(18,848)
Net income available (loss attributable) per share to common stockholders:
Basic	$0.04	$0.12	$0.16	$(0.18)
Diluted	$0.04	$0.11	$0.16	$(0.18)
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	112,351	107,226	111,562	106,922
Diluted	117,570	111,380	116,988	106,922

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income available (loss attributable) to common stockholders	$4,980	$12,371	$18,272	$(18,848)
Other comprehensive income:
Unrealized losses on cash flow hedging instruments (net of tax effect of $(727) and $(745) in 2017)	(1,087)	—	(1,115)	—
Less: Interest expense on derivatives recognized into earnings (net of tax effect of $3 and $(57) in 2017)	4	—	(86)	—
Total other comprehensive loss	(1,083)	—	(1,201)	—
Comprehensive income (loss)	$3,897	$12,371	$17,071	$(18,848)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,506)	$(157,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,039	19,876
Amortization of intangible assets	279	420
Impairment of goodwill	—	36,601
Deferred income taxes	65,255	83,837
Stock-based compensation	7,252	2,467
Loss on solar energy systems and property and equipment	3,766	259
Non-cash interest and other expense	5,311	2,997
Reduction in lease pass-through financing obligation	(1,995)	(1,666)
Losses on interest rate swaps	993	—
Excess tax detriment from stock-based compensation	—	(981)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,015)	(8,304)
Inventories	(4,856)	(3,236)
Prepaid expenses and other current assets	21,373	2,307
Prepaid tax asset, net	(43,106)	(87,040)
Other non-current assets, net	(6,025)	(3,294)
Accounts payable	(62)	(1,078)
Accounts payable—related party	(53)	(1,412)
Accrued compensation	(2,022)	4,638
Deferred revenue	6,669	1,174
Accrued and other liabilities	6,279	1,578
Net cash used in operating activities	(13,424)	(108,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(145,033)	(211,622)
Payments for property and equipment	(633)	(1,888)
Proceeds from disposals of solar energy systems and property and equipment	1,100	374
Change in restricted cash and cash equivalents	(16,431)	(4,517)
Purchase of intangible assets	—	(291)
Net cash used in investing activities	(160,997)	(217,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	115,514	183,263
Distributions paid to non-controlling interests and redeemable non-controlling interests	(22,480)	(11,813)
Proceeds from long-term debt	273,750	144,706
Payments on long-term debt	(159,304)	(4,150)
Payments for debt issuance costs	(13,410)	(6,230)
Proceeds from lease pass-through financing obligation	1,487	860
Principal payments on capital lease obligations	(2,343)	(3,059)
Proceeds from issuance of common stock	233	490
Net cash provided by financing activities	193,447	304,067
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,026	(22,599)
CASH AND CASH EQUIVALENTS—Beginning of period	96,586	92,213
CASH AND CASH EQUIVALENTS—End of period	$115,612	$69,614
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(6,721)	$(1,527)
Costs of solar energy systems included in changes in accounts payable, accrued compensation and accrued and other liabilities	$(6,335)	$6,662
Change in fair value of interest rate swaps	$(2,996)	$—
Vehicles acquired under capital leases	$369	$1,811
Receivable for tax credit recorded as a reduction to solar energy system costs	$87	$1,220
Sale-leaseback of property under build-to-suit agreements	$—	$(28,456)
Costs of lessor-financed tenant improvements	$—	$7,850
Property acquired under build-to-suit agreements	$—	$2,896

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

The Company has formed various investment funds and entered into long-term debt facilities to monetize the recurring customer payments under its long-term customer contracts and the investment tax credits, accelerated tax depreciation and other incentives associated with residential solar energy systems. The Company uses the cash received from the investment funds, long-term debt facilities and cash generated from operations, including System Sales, to finance a portion of the Company’s variable and fixed costs associated with installing solar energy systems.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 16, 2017. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other interim period or other future year.

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

Stock-Based Compensation

During the six months ended June 30, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, which simplifies several aspects of the accounting for share-based payment transactions. The resulting changes were as follows:

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

In the second quarter of 2017, the Company adopted ASU 2017-09, which clarifies when changes to equity awards require the use of modification accounting guidance. This update clarifies that if the fair value, vesting conditions and classification of an award remain the same after modification, then modification accounting is not required. This guidance was adopted prospectively and no prior periods were adjusted. The adoption of this ASU had no material effect on the condensed consolidated financial statements.

Inventory

During the six months ended June 30, 2017, the Company adopted ASU 2015-11, which simplifies the measurement of inventory by changing the measurement principle for inventories valued under the first-in, first-out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this ASU prospectively and no prior periods were adjusted. The adoption of this ASU had no material effect on the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

New Revenue Guidance

From March 2016 through December 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which represents comprehensive reform to revenue recognition principles related to customer contracts. Additionally, per ASU 2015-14, the effective date of these updates for the Company was deferred to January 1, 2018. Adoption of this ASU is either full retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently considering adopting the standard using the full retrospective method, but no final decision has been made. The Company is still evaluating the impact of the new standard on its accounting policies, processes and system requirements.

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

New Lease Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments are required to be applied using a modified retrospective approach. Due to the Company’s determination that its PPAs and Solar Leases do not meet the definition of a lease pursuant to ASC 842, Leases, the Company is currently considering early adopting ASC 842 to coincide with the adoption of ASC 606, however a decision to early adopt is not final. The Company has operating leases that will be affected by this update and is still evaluating the impact on its condensed consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This update will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual periods beginning after December 15, 2017 for public business entities. The amendments in this update should be applied using a modified retrospective approach. The Company is evaluating this update but currently anticipates it will have a material impact on its condensed consolidated financial statements and related disclosures as the Company will no longer record prepaid tax assets on the condensed consolidated balance sheets and will record the income tax consequences of intra-entity transfers through income tax expense on the condensed consolidated statements of operations.

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

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$12,835	$—	$12,835

Financial Liabilities
Interest rate swaps	$—	$1,514	$—	$1,514

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,317	$—	$14,317
Time deposits	—	100	—	100
Total financial assets	$—	$14,417	$—	$14,417

The interest rate swaps (Level 2) were valued using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. Time deposits (Level 2) approximate fair value due to their short-term nature (30 days) and, upon renewal, the interest rate is adjusted based on current market rates. The Company did not realize gains or losses related to financial assets for any of the periods presented.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$681,394	$681,394	$771,852	$771,852
Fixed-rate long-term debt	204,904	241,470	—	—
Total	$886,298	$922,864	$771,852	$771,852

The Company’s outstanding principal balance of long-term debt is carried at cost. The Company estimated the fair values of its floating-rate debt facilities to approximate their carrying values as interest accrues at floating rates based on market rates. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for corporate debt with similar terms.

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Solar energy systems held for sale	$15,456	$10,540
Photovoltaic installation devices and software products	685	745
Total inventories	$16,141	$11,285

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
System equipment costs	$1,343,272	$1,238,968
Initial direct costs related to solar energy systems	298,734	261,318
	1,642,006	1,500,286
Less: Accumulated depreciation and amortization	(100,241)	(73,793)
	1,541,765	1,426,493
Solar energy system inventory	25,833	31,862
Solar energy systems, net	$1,567,598	$1,458,355

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $13.7 million and $9.7 million for the three months ended June 30, 2017 and 2016. The Company recorded depreciation and amortization expense related to solar energy systems of $26.5 million and $18.0 million for the six months ended June 30, 2017 and 2016.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2017	2016
Vehicles acquired under capital leases	3-5 years	$17,676	$20,384
Leasehold improvements	1-12 years	15,055	14,694
Furniture and computer and other equipment	3 years	6,493	6,270
		39,224	41,348
Less: Accumulated depreciation and amortization		(20,290)	(18,149)
Property and equipment, net		$18,934	$23,199

The Company recorded depreciation and amortization related to property and equipment of $2.1 million and $2.8 million for the three months ended June 30, 2017 and 2016. The Company recorded depreciation and amortization expense related to property and equipment of $4.5 million and $5.2 million for the six months ended June 30, 2017 and 2016.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $0.9 million and $1.6 million was capitalized in solar energy systems, net for the three months ended June 30, 2017 and 2016. The Company capitalized depreciation on vehicles under capital leases of $2.0 million and $3.3 million in solar energy systems, net for the six months ended June 30, 2017 and 2016.

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cost:
Internal-use software	$1,314	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,201	2,201
Accumulated amortization:
Internal-use software	(653)	(434)
Developed technology	(225)	(191)
Trademarks/trade names	(69)	(59)
Customer relationships	(113)	(97)
Total accumulated amortization	(1,060)	(781)
Total intangible assets, net	$1,141	$1,420

The Company recorded amortization expense of $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, which was included in amortization of intangible assets. The Company recorded amortization expense of $0.3 million and $0.4 million for the six months ended June 30, 2017 and 2016.

Goodwill Impairment

The Company’s market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283.0 million as of March 31, 2016 in conjunction with the Company’s determination to terminate an agreement and plan of merger with SunEdison, Inc. (“SunEdison”) and SEV Merger Sub Inc. The Company considered this significant decrease in market capitalization to be an indicator of impairment and the Company performed a goodwill impairment test as of March 31, 2016. The impairment test determined that there was no implied value of goodwill, which resulted in an impairment charge of $36.6 million. This charge was recorded in impairment of goodwill for the six months ended June 30, 2016.

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll	$10,522	$12,558
Accrued commissions	7,754	7,445
Total accrued compensation	$18,276	$20,003

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued unused commitment fees and interest	$8,042	$3,827
Current portion of lease pass-through financing obligation	4,879	4,833
Accrued professional fees	3,528	3,222
Sales, use and property taxes payable	2,493	1,785
Accrued inventory	2,142	2,117
Current portion of deferred rent	925	1,155
Other accrued expenses	2,881	2,425
Total accrued and other current liabilities	$24,890	$19,364

10.	Debt Obligations

Debt obligations consisted of the following as of June 30, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$203,597	$(169)	$(5,189)	$6,082	$192,157	$—	6.0%	January 2035
2016 Term loan facility(1)	294,269	(155)	(8,644)	4,887	280,583	—	4.0	August 2021
Subordinated HoldCo facility	198,625	(43)	(4,167)	1,957	192,458	—	9.0	March 2020
Credit agreement	1,307	(2)	(151)	14	1,140	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility(3)	67,000	—	—	—	67,000	308,000	4.4	September 2020
Working capital facility(4)	121,500	—	—	—	121,500	15,000	4.3	March 2020
Total debt	$886,298	$(369)	$(18,151)	$12,940	$854,838	$323,000

Debt obligations consisted of the following as of December 31, 2016 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2016 Term loan facility(1)	$297,506	$(169)	$(9,643)	$4,788	$282,906	$—	3.6%	August 2021
Subordinated HoldCo facility	149,500	(47)	(4,851)	1,453	143,149	50,000	8.6	March 2020
Credit agreement	1,346	(1)	(161)	11	1,173	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility	187,000	—	—	—	187,000	188,000	4.2	March 2018
Working capital facility(4)	136,500	—	—	—	136,500	—	3.9	March 2020
Total debt	$771,852	$(217)	$(14,655)	$6,252	$750,728	$238,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $266.6 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(3)	The Aggregation facility was amended in March 2017. See the section captioned “—Aggregation Facility.”
(4)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

2017 Term Loan Facility

In January 2017, the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”) pursuant to which the Company borrowed $203.8 million with certain financial institutions for which Wells Fargo Bank, National Association is acting as administrative agent. The borrower under the 2017 Term Loan Facility is Vivint Solar Financing III, LLC, a wholly owned indirect subsidiary of the Company. Proceeds of the 2017 Term Loan Facility were used to (1) repay existing indebtedness of $140.3 million under the Aggregation Facility with respect to the portfolio of projects being used as collateral for the 2017 Term Loan Facility (the “2017 Term Loan Portfolio”), (2) fund a debt service reserve account and other agreed reserves of $20.1 million, (3) pay transaction costs and fees in connection with the 2017 Term Loan Facility of $5.5 million, (4) pay the ITC insurance premium of $2.0 million on behalf of one of the Company’s investment funds, and (5) distribute $35.9 million to the Company as reimbursement for capital costs associated with deployment of the 2017 Term Loan Portfolio.

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

The 2017 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. The borrower is required to maintain an average debt service coverage ratio of 1.20 to 1. As of June 30, 2017, the Company was in compliance with such covenants.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the 2017 Term Loan Portfolio. In addition, the Company guarantees certain obligations of the borrower under the 2017 Term Loan Facility.

Interest expense for the 2017 Term Loan Facility was approximately $3.2 million and $6.2 million for the three and six months ended June 30, 2017. No interest expense was incurred for the three and six months ended June 30, 2016. As of June 30, 2016, the Company had $19.1 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2016 Term Loan Facility

In August 2016, the Company entered into a credit agreement (the “2016 Term Loan Facility”) pursuant to which it borrowed $300.0 million aggregate principal amount of term borrowings and $12.1 million for letters of credit from certain financial institutions for which Investec Bank PLC is acting as administrative agent. The borrower under the 2016 Term Loan Facility is Vivint Solar Financing II, LLC, a wholly owned indirect subsidiary of the Company.

For the initial four years of the term of the 2016 Term Loan Facility, interest on borrowings accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.00%. Thereafter interest accrues at an annual rate equal to LIBOR plus 3.25%. The Company has entered into an interest rate swap hedging arrangement such that approximately 90% of the aggregate principal amount of the outstanding term loan is subject to a fixed interest rate. See Note 11—Derivative Financial Instruments. Certain principal payments are due on a quarterly basis subject to the occurrence of certain events, including proceeds received by the borrower or subsidiary guarantors in respect of casualties, proceeds received for purchased systems, and failure to meet certain distribution conditions. Estimated principal payments due in the next 12 months are classified as the current portion of long-term debt, net of the related unamortized debt issuance costs. Optional prepayments, in whole or in part, are permitted under the 2016 Term Loan Facility, without premium or penalty apart from any customary LIBOR breakage provisions.

The 2016 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account was funded with the outstanding letters of credit under the 2016 Term Loan Facility. As such, the debt service reserve is not classified as restricted cash and cash equivalents on the condensed consolidated balance sheets. The borrower is required to maintain an average debt service coverage ratio of 1.55 to 1. As of June 30, 2017, the Company was in compliance with such covenants.

Prior to the maturity of the 2016 Term Loan Facility, a fund investor could exercise a put option in two of the Company’s investment funds and require the Company to purchase the fund investor’s interest in those investment funds. As such, the Company was required to establish a $2.9 million reserve at the inception of the 2016 Term Loan Facility in order to pay the fund investor if either of the put options is exercised prior to the maturity of the 2016 Term Loan Facility. This reserve is classified as restricted cash and cash equivalents. Previously, the Company was required to establish a $2.4 million escrow account with respect to those systems in the 2016 Term Loan Portfolio that had not been placed in service as of the closing date. During the six months ended June 30, 2016, these conditions were met and the escrow was released.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the underlying investment funds. In addition, the Company guarantees certain obligations of the borrower under the 2016 Term Loan Facility.

Interest expense for the 2016 Term Loan Facility was approximately $3.6 million and $7.1 million for the three and six months ended June 30, 2017. No interest expense was incurred for the three and six months ended June 30, 2016.

Subordinated HoldCo Facility

In March 2016, the Company entered into a financing agreement (the “Subordinated HoldCo Facility”) pursuant to which it borrowed an aggregate principal amount of $200.0 million of term loan borrowings from investment funds and accounts advised by HPS Investment Partners. The borrower under the Subordinated HoldCo Facility is Vivint Solar Financing Holdings, LLC, one of the Company’s wholly owned subsidiaries. Borrowings under the Subordinated Holdco Facility mature in March 2020. The Company may not prepay any borrowings outside of required prepayments until March 2018, and any subsequent prepayments of principal are subject to a 3.0% fee. Borrowings under the Subordinated HoldCo Facility were used for the construction and acquisition of solar energy systems.

Interest accrues at a floating rate of LIBOR plus 8.0%. Certain principal payments are due on a quarterly basis. Estimated principal payments due in the next 12 months are classified as the current portion of long-term debt, net of the related unamortized debt issuance costs.

The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. As of June 30, 2017, the Company was in compliance with such covenants. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s wholly owned subsidiaries and the parent company of the borrower, and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Interest expense for the Subordinated HoldCo Facility was approximately $4.9 million and $1.6 million for the three months ended June 30, 2017 and 2016. Interest expense was approximately $9.4 million and $1.8 million for the six months ended June 30, 2017 and 2016. A $10.0 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) pursuant to which Goldman Sachs, through GSUIG Real Estate Member LLC, committed to lend an aggregate principal amount of up to $3.0 million upon the satisfaction of certain conditions and the approval of the lenders. Proceeds from the Credit Agreement were used for the deployment of certain solar energy systems. Principal and interest payments under the Credit Agreement will be paid quarterly over the term of the loan until the final maturity date of February 2023. The Company did not draw upon the full borrowing capacity of the Credit Agreement, and no borrowing capacity remained as of June 30, 2017. Interest accrues on borrowings at a rate of 6.50%. Interest expense under the Credit Agreement was de minimis for the three months ended June 30, 2017 and 2016. Interest expense was approximately $0.1 million and de minimis for the six months ended June 30, 2017 and 2016.

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

In addition, the amendments to the Aggregation Facility (1) allow the Company to satisfy concentration covenants by maintaining insurance policies with respect to certain tax equity funds for the benefit of the lenders to cover any indemnification payments the Company may be required to make to certain of its tax equity investors in connection with the loss of ITCs, and (2) modify the customer FICO score requirement thresholds to enable the Company to borrow more against certain solar energy systems. The amendments to the Aggregation Facility also provide the ability for the Company to enter into forward-starting interest rate hedges and require no less than 75% of outstanding loan balances to be hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. In compliance with the 15-business-day requirement, the Company increased the aggregate notional amount of its interest rate swaps in July 2017. See Note 11—Derivative Financial Instruments.

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

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of June 30, 2017, the Company was in compliance with such covenants.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $3.3 million and $4.2 million for the three months ended June 30, 2017 and 2016. Interest expense was approximately $5.1 million and $8.2 million for the six months ended June 30, 2017 and 2016. As of June 30, 2017, the current portion of debt issuance costs of $3.1 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $6.9 million was recorded in other non-current assets, net. In addition, a $1.1 million interest reserve is maintained in an account with the administrative agent and is included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Working Capital Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Available borrowings under the Working Capital Facility are subject to a borrowing base tied to the (1) level of PPA and Solar Lease systems under development and (2) combined future available tax equity fund commitments and available borrowing capacity under the Company’s back-leverage facilities. To the extent that outstanding borrowings exceed the borrowing base, the Company would be required to repay borrowings under the Working Capital Facility. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. In addition to the outstanding borrowings as of June 30, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts.

The Company has pledged the interests in the assets of the Company and its subsidiaries, excluding the Company’s existing investment funds, their managing members, the 2017 Term Loan Facility, the 2016 Term Loan Facility, the Subordinated HoldCo Facility, the Aggregation Facility and Solmetric Corporation, as security for its obligations under the Working Capital Facility. Prepayments are permitted under the Working Capital Facility, and the principal and accrued interest on any outstanding loans mature in March 2020. Interest accrues on borrowings at a floating rate equal to, dependent on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable dependent on the type of borrowing at the end of (1) the interest period that the Company may elect as a term and not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility.

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of June 30, 2017, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $1.7 million and $1.5 million for the three months ended June 30, 2017 and 2016. Interest expense was approximately $3.3 million and $3.0 million for the six months ended June 30, 2017 and 2016. As of June 30, 2017, the current portion of debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $1.0 million was recorded in other non-current assets, net.

Interest Expense and Amortization of Debt Issuance Costs

For the three months ended June 30, 2017 and 2016, total interest expense incurred under all debt obligations was approximately $16.7 million and $7.3 million, of which $3.0 million and $1.5 million was amortization of debt issuance costs. For the six months ended June 30, 2017 and 2016, total interest expense incurred under all debt obligations was approximately $31.2 million and $13.0 million, of which $5.0 million and $2.7 million was amortization of debt issuance costs.

11.	Derivative Financial Instruments

Derivative financial instruments consisted of the following at fair value (in thousands):

	June 30, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$12,835	Other non-current assets
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,514	Other non-current liabilities

	December 31, 2016
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,317	Other non-current assets

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

In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. As of June 30, 2017, the Company had entered into interest rate swaps with an aggregate notional amount of $47.0 million. In compliance with the 15-business-day requirement, the Company increased the aggregate notional amount of its interest rate swaps to $77.0 million in July 2017. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and will account for any changes in fair value in other expense, net.

The Company records derivatives at fair value. The effect of derivative financial instruments on the condensed consolidated statements of comprehensive income and the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended June 30,
	2017	2016	Location of Gain (Loss)
Derivatives designated as cash flow hedges:
Losses recognized in OCI - effective portion:
Interest rate swaps	$(1,813)	$—	OCI

Gains reclassified from AOCI into income - effective portion:
Interest rate swaps	$6	$—	Interest expense

Losses recognized in income - ineffective portion:
Interest rate swaps	$(155)	$—	Other expense, net

	Three Months Ended June 30,
	2017	2016	Location of Loss
Derivatives not designated as hedging instruments:
Interest rate swaps	$(562)	$—	Other expense, net

	Six Months Ended June 30,
	2017	2016	Location of Gain (Loss)
Derivatives designated as cash flow hedges:
Losses recognized in OCI - effective portion:
Interest rate swaps	$(1,859)	$—	OCI

Losses reclassified from AOCI into income - effective portion:
Interest rate swaps	$(144)	$—	Interest expense

Gains recognized in income - ineffective portion:
Interest rate swaps	$521	$—	Other income

	Six Months Ended June 30,
	2017	2016	Location of Loss
Derivatives not designated as hedging instruments:
Interest rate swaps	$(1,514)	$—	Other expense, net

12.	Investment Funds

As of June 30, 2017, the Company had 21 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$24,111	$23,190
Accounts receivable, net	11,656	3,958
Prepaid expenses and other current assets	1,011	761
Total current assets	36,778	27,909
Solar energy systems, net	1,385,168	1,273,813
Other non-current assets, net	4,941	1,781
Total assets	$1,426,887	$1,303,503
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$9,455	$16,176
Current portion of deferred revenue	8,179	8,148
Accrued and other current liabilities	4,485	4,458
Total current liabilities	22,119	28,782
Deferred revenue, net of current portion	30,825	33,536
Other non-current liabilities	1,731	1,875
Total liabilities	$54,675	$64,193

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of June 30, 2017 and December 31, 2016, the cumulative total of contributions into the VIEs by all investors was $1,166.4 million and $1,050.9 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $59.4 million and $60.5 million as of June 30, 2017 and December 31, 2016.

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

The lease pass-through financing obligation is nonrecourse. As of June 30, 2017 and December 31, 2016, the Company had recorded financing liabilities of $37.0 million and $40.4 million related to this fund arrangement, of which $30.9 million and $34.2 million was deferred revenue and $6.1 million and $6.2 million was the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of investment tax credits. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the IRS successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees.

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $1.0 million and $8.4 million during the three and six months ended June 30, 2017. As of June 30, 2017, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of June 30, 2017 and December 31, 2016, which is classified as restricted cash and cash equivalents.

13.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30,	December 31,
	2017	2016
Shares available for grant under equity incentive plans	15,763	11,596
Restricted stock units issued and outstanding	4,644	7,964
Stock options issued and outstanding	3,800	4,184
Long-term incentive plan	2,706	2,706
Total	26,913	26,450

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2016	$129,676
Contributions from redeemable non-controlling interests	8,268
Distributions to redeemable non-controlling interests	(3,197)
Net loss	(2,355)
Balance as of June 30, 2017	$132,392

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2016	$556,298	$110,536	$666,834
Cumulative-effect adjustment from adoption of ASU 2016-09	806	—	806
Stock-based compensation expense	7,252	—	7,252
Issuance of common stock	233	—	233
Contributions from non-controlling interests	—	107,246	107,246
Distributions to non-controlling interests	—	(12,562)	(12,562)
Total other comprehensive income	(1,201)	—	(1,201)
Net income (loss)	18,272	(108,423)	(90,151)
Balance as of June 30, 2017	$581,660	$96,797	$678,457

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

As of June 30, 2017, a total of 15.8 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.4 million shares became available to grant at the beginning of 2017 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock options are granted under the Company’s approved equity incentive plans. Stock option activity for the six months ended June 30, 2017 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding—December 31, 2016	4,184	$1.64		$4,876
Granted	108	2.85
Exercised	(232)	1.01
Cancelled	(260)	1.02
Outstanding—June 30, 2017	3,800	$1.76	7.0	$16,074
Options vested and exercisable—June 30, 2017	2,000	$1.44	6.3	$9,126

Restricted Stock Units

Restricted stock unit (“RSU”) and performance share unit (“PSU”) activity for the six months ended June 30, 2017 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2016	7,964	$3.14
Granted	850	3.28
Vested	(3,716)	3.05
Forfeited	(454)	2.98
Outstanding at June 30, 2017	4,644	$3.25

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$293	$637	$574	$940
Sales and marketing	1,117	1,613	2,109	1,613
General and administrative	1,828	(553)	4,342	553
Research and development	92	(855)	227	(639)
Total stock-based compensation	$3,330	$842	$7,252	$2,467

Unrecognized stock-based compensation expense for time-based stock options, RSUs and PSUs as of June 30, 2017 was as follows (in thousands, except years):

	Unrecognized
	Stock-Based	Weighted-
	Compensation	Average Period
	Expense	of Recognition
RSUs and PSUs	$10,151	1.2 years
Time-based stock options	1,842	1.5 years
Total unrecognized stock-based compensation expense as of June 30, 2017	$11,993

15.	Income Taxes

The income tax expense for the three months ended June 30, 2017 and 2016 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (16.2)% and (18.2)%. For the six months ended June 30, 2017 and 2016, the Company’s consolidated effective income tax rate was (18.7)% and (9.1)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2017 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, federal investment tax credits and amortization of the prepaid tax asset. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2016 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests. Also contributing to the variance for the six months ended June 30, 2016 was the goodwill impairment charge.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net, of $462.6 million and $419.5 million as of June 30, 2017 and December 31, 2016.

Uncertain Tax Positions

As of June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits. There was no interest or penalties accrued for any uncertain tax positions as of June 30, 2017 and December 31, 2016. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns since inception are still subject to audit.

16.	Related Party Transactions

The Company’s operations included the following related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue—operating leases and incentives	$233	$869	$631	$2,016
Sales and marketing	564	572	1,262	1,096
General and administrative	49	128	124	281

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint, Inc. (“Vivint”), related to services and other support that Vivint provides to the Company. Under the terms of these agreements, Vivint provided the Company with certain information technology and infrastructure services, though the Company’s usage of such services continued to decline during the six months ended June 30, 2017. Under a Marketing and Customer Relations Agreement, the parties have entered into cross-marketing initiatives. The Company incurred fees under these agreements of $0.4 million and $1.0 million for the three months ended June 30, 2017 and 2016, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $1.1 million and $2.4 million for the six months ended June 30, 2017 and 2016.

Payables to Vivint recorded in accounts payable—related party were $0.1 million and $0.2 million as of June 30, 2017 and December 31, 2016. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $6.3 million and $3.7 million as of June 30, 2017 and December 31, 2016. The Company provided a reserve of $0.7 million and $1.3 million as of June 30, 2017 and December 31, 2016 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.7 million and $1.6 million as of June 30, 2017 and December 31, 2016, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $4.1 million and $4.5 million for the three months ended June 30, 2017 and 2016. The aggregate expense incurred under these operating leases was $8.4 million and $8.6 million for the six months ended June 30, 2017 and 2016.

Letters of Credit

As of June 30, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts and under the 2016 Term Loan Facility for $12.1 million related to the debt service reserve for the 2016 Term Loan Facility. See Note 10—Debt Obligations.

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

Legal Proceedings

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company, its directors, certain of its officers and the underwriters of the Company’s initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. In May 2015, the Company filed a motion to dismiss the complaint and in December 2015, the Court issued an Opinion and Order dismissing the complaint with prejudice. In January 2016, the plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals. On June 21, 2017, the Court of Appeals issued its opinion affirming the District Court’s dismissal of the complaint. To date, the plaintiffs have not filed a petition for review in the U.S. Supreme Court, but the time in which they are permitted to do so has not elapsed. If the Supreme Court were to consider the appeal and an unfavorable outcome were to occur, it is possible that the impact could be material to the Company’s results of operations in any period in which such an outcome becomes probable and estimable.

In September 2015, two of the Company’s customers, on behalf of themselves and a purported class, named the Company in a putative class action, Case No. BCV-15-100925(Cal. Super. Ct., Kern County), alleging violation of California Business and Professions Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint sought: (1) rescission of their PPAs along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. In October 2015, the Company moved to compel arbitration of the plaintiffs’ claims pursuant to the provisions set forth in the PPAs, which the Court granted and dismissed the class claims without prejudice. The plaintiffs appealed the Court’s order. On July 26, 2017, the Court of Appeal for the Fifth Appellate District ruled that all issues concerning the interpretation, validity, or enforceability of the PPAs, including the arbitrability of class claims, must be submitted to arbitration. The appellate court vacated the portion of the trial court's order dismissing class claims, requiring that issue to be determined by an arbitrator. The case will now proceed to an arbitration administered by JAMS. The Company is unable to estimate the amount or range of potential loss, if any, at this time.

In March 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which the Company was to be acquired and breached its implied covenant of good faith and fair dealing. The Company is seeking declaratory judgment, award damages, costs and reasonable attorney’s fees and such further relief that the court finds equitable, appropriate and just. In April 2016, SunEdison filed for Chapter 11 bankruptcy, thereby creating a temporary stay on the prosecution of the Company’s litigation in the Delaware court. In July 2016, the Company filed a motion with the bankruptcy court seeking to lift the stay and allow the Company to litigate its claim against SunEdison. In September 2016, the bankruptcy court denied the Company’s motion to lift the stay, effectively requiring that the Company’s claim be litigated in the bankruptcy proceeding. In September 2016, the Company submitted a proof of claim in the bankruptcy case for an unsecured claim in the amount of $1.0 billion. The Company is participating in the bankruptcy case so as to maximize the recovery from the claims against SunEdison.

In November 2016, a customer of the Company filed a putative class action lawsuit in Superior Court in Alameda County, California, purportedly on behalf of all customers of a particular Company sales representative in California, claiming that the representative’s sales practices were improper under California consumer protection law. The Company moved to dismiss that action to compel arbitration. In March 2017, the original plaintiff filed an amended complaint adding an additional plaintiff, purporting to expand the proposed class to include all customers who are eligible for the California Alternate Rates for Energy program, and adding claims of misconduct in the Company’s sales practices apart from the individual representative identified in the original complaint. The Company has moved to compel arbitration of the new plaintiff’s claims as well. The Company disputes the allegations in both the original and amended complaints and intends to defend itself in the action. The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In March 2017, the Company received notice that the New Mexico Attorney General’s office intended to file an action against the Company and its officers alleging violation of state consumer protection statutes. The Company is actively communicating with the State of New Mexico regarding the issues that had been identified for the proposed action. The State of New Mexico has not, to date, filed an action against the Company. In the event that the Company is not able to resolve the State of New Mexico’s concerns outside of litigation, the Company intends to defend itself in the action. The Company is unable to estimate a range of loss, if any, that could result if the State were to file an action and were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

18.	Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income available (loss attributable) per share to common stockholders for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income available (loss attributable) to common stockholders	$4,980	$12,371	$18,272	$(18,848)
Denominator:
Shares used in computing net income available (loss attributable) per share to common stockholders, basic	112,351	107,226	111,562	106,922
Weighted-average effect of potentially dilutive shares to purchase common stock	5,219	4,154	5,426	—
Shares used in computing net income available (loss attributable) per share to common stockholders, diluted	117,570	111,380	116,988	106,922
Net income available (loss attributable) per share to common stockholders:
Basic	$0.04	$0.12	$0.16	$(0.18)
Diluted	$0.04	$0.11	$0.16	$(0.18)

For the three months ended June 30, 2017 and 2016, 1.4 million shares and 0.5 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the six months ended June 30, 2017, 1.1 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the six months ended June 30, 2016, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period.

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

•

Solar Energy System Sales. Under solar energy system sales, or System Sales, we offer our customers the option to purchase solar energy systems for cash or through third-party financing. The price for these contracts is determined as a function of the respective market rate and the size of the solar energy system to be installed. Customers can additionally contract with us for certain structural upgrades, smart home products, battery storage systems and other accessories based on the market where they are located in connection with the installation of a solar energy system. System Sales are becoming an increasingly significant portion of our business and we believe they are more advantageous to us as they provide more immediate access to cash.

Of the 92.7 megawatts installed in the six months ended June 30, 2017, approximately 76% were installed under PPAs, 4% were installed under Solar Leases and 20% were installed under System Sales.

From time to time, we have adjusted our installation policies and pricing. We have become more selective in our installation policies to increase incremental value by limiting the installation of smaller system sizes and limiting installations on certain roof types. We have also changed our pricing in certain markets to increase returns on investment or to place ourselves in a more competitive position. We continue to evaluate and make adjustments to our installation policies and pricing as our processes become more efficient and power rates increase. We also continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Solar energy system installations	7,108	8,641	13,689	16,345
Megawatts installed	46.9	61.4	92.7	116.3

	June 30,	December 31,
	2017	2016
Cumulative solar energy system installations	113,287	99,598
Cumulative megawatts installed	773.8	681.1
Estimated nominal contracted payments remaining (in millions)	$2,802.4	$2,568.6
Estimated retained value under energy contracts (in millions)	$1,121.6	$1,015.1
Estimated retained value of renewal (in millions)	$339.0	$299.4
Estimated retained value (in millions)	$1,460.6	$1,314.5
Estimated retained value per watt	$1.98	$1.98

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

During the six months ended June 30, 2017, we adopted Accounting Standards Update, or ASU, 2016-09, ASU 2017-09 and ASU 2015-11. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The adoption of ASU 2016-09 resulted in a net $1.2 million reduction to retained earnings as of January 1, 2017. ASU 2017-09 clarifies when changes to equity awards require the use of modification accounting guidance. This guidance was adopted prospectively and no prior periods were adjusted. ASU 2015-11 changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from lower of cost or market to the lower of cost or net realizable value. We adopted ASU 2015-11 prospectively and no prior periods were adjusted. See Note 2—Summary of Significant Accounting Policies for additional details on these ASUs.

There have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Components of Results of Operations

Revenue

Operating Leases and Incentives.     We classify and account for our PPAs as operating leases, and recognize revenue from these contracts based on the actual amount of power generated at rates specified under the contracts. We also offer Solar Leases, which include performance guarantees. Depending on the level of the guarantee, we either recognize revenue based on the amount of power generated at rates specified under the contracts and establish a reserve for those lease contracts for which we may have to make a payment at the end of each year to the customer if the solar energy systems do not meet a guaranteed production level in the prior 12-month period; or we treat as an operating lease and recognize revenue on a straight-line basis over the lease term.

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

We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. Less than 1% of our revenue was attributable to state and local rebates and incentives in all periods presented. We also apply for and receive SRECs in certain jurisdictions for power generated by our solar energy systems under long-term customer contracts. We generally recognize revenue related to the sale of SRECs upon delivery to the buyer. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities and the timing and volume of our SREC sales may lead to fluctuations in our quarterly results.

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily includes revenue from System Sales and photovoltaic installation devices and software products. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue related to the sale of photovoltaic installation devices and software products follows the respective revenue recognition guidance for these sales.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Operating leases and other incentives	$35,179	$25,016	$54,585	$38,086
SREC sales	7,344	5,045	15,946	8,553
ITC revenue	890	—	3,271	—
Total operating leases and incentives	43,413	30,061	73,802	46,639

System Sales	29,098	4,525	51,314	4,646
Photovoltaic installation devices and software products	484	318	993	849
Total solar energy system and product sales	29,582	4,843	52,307	5,495
Total revenue	$72,995	$34,904	$126,109	$52,134

Operating Expenses

Cost of Operating Leases and Incentives Revenue.     Cost of operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of operating leases and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. We expect the cost of operating leases and incentives to increase in absolute dollars in the second half of 2017 compared to the first half of 2017 primarily due to depreciation associated with additional solar energy systems being placed in service.

Cost of Solar Energy System and Product Sales Revenue.     Cost of solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation devices and software products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. We expect the cost of solar energy system and product sales to increase in absolute dollars in the second half of 2017 compared to the first half of 2017 due to increased volume of System Sales.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. We expect sales and marketing expenses to increase in absolute dollars in the second half of 2017 compared to the first half of 2017.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation devices, other solar technologies and software products. Research and development costs are charged to expense when incurred. We expect research and development expenses to remain consistent in absolute dollars in the second half of 2017 compared to the first half of 2017.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. Our financial results have included charges for the use of services provided by Vivint. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented; however, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. We continued to use certain of Vivint’s information technology and infrastructure until we transitioned off in July 2017. We expect general and administrative expenses to remain consistent in absolute dollars in the second half of 2017 compared to the first half of 2017.

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

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of capital lease obligations not included in solar energy systems. We expect interest expense to be higher in absolute dollars in the second half of 2017 compared to the first half of 2017 as we have incurred additional indebtedness. Additionally, most of our debt facilities accrue interest at floating rates and increases in those floating rates would result in higher interest expense.

Other Expense, net.     Other expense, net primarily includes changes in fair value for the ineffective portion of our cash flow hedge and other interest rate swaps and in 2016 included interest and penalties associated with tax payments.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available (Loss Attributable) to Common Stockholders

We determine the net income available (loss attributable) to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of June 30, 2017, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Operating leases and incentives	$43,413	$30,061	$73,802	$46,639
Solar energy system and product sales	29,582	4,843	52,307	5,495
Total revenue	72,995	34,904	126,109	52,134
Operating expenses:
Cost of revenue—operating leases and incentives	33,763	38,538	68,833	76,298
Cost of revenue—solar energy system and product sales	22,831	3,716	41,496	4,138
Sales and marketing	9,411	10,813	18,229	23,461
Research and development	895	144	1,791	1,376
General and administrative	20,301	18,064	40,880	40,984
Amortization of intangible assets	139	155	279	420
Impairment of goodwill	—	—	—	36,601
Total operating expenses	87,340	71,430	171,508	183,278
Loss from operations	(14,345)	(36,526)	(45,399)	(131,144)
Interest expense	16,838	7,413	31,559	13,178
Other expense, net	715	309	991	339
Loss before income taxes	(31,898)	(44,248)	(77,949)	(144,661)
Income tax expense	5,156	8,055	14,557	13,204
Net loss	(37,054)	(52,303)	(92,506)	(157,865)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(42,034)	(64,674)	(110,778)	(139,017)
Net income available (loss attributable) to common stockholders	$4,980	$12,371	$18,272	$(18,848)

Comparison of Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Revenue:
Operating leases and incentives	$43,413	$30,061	$13,352
Solar energy system and product sales	29,582	4,843	24,739
Total revenue	$72,995	$34,904	$38,091

Operating Leases and Incentives. The $13.4 million increase was due in part to a $10.1 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 45%. In addition, SREC sales increased $2.3 million primarily driven by the increased solar energy systems in service, and revenue related to our lease pass-through fund arrangement increased $0.9 million as additional deferred ITC revenue was recognized.

Solar Energy System and Product Sales. The $24.7 million increase was primarily due to our increased focus on System Sales and the resulting significant increase in solar energy systems placed in service under System Sales.

Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$33,763	$38,538	$(4,775)
Cost of revenue—solar energy system and product sales	22,831	3,716	19,115
Sales and marketing	9,411	10,813	(1,402)
Research and development	895	144	751
General and administrative	20,301	18,064	2,237
Amortization of intangible assets	139	155	(16)
Total operating expenses	$87,340	$71,430	$15,910

Cost of Revenue—Operating Leases and Incentives. The $4.8 million decrease was due in part to an $8.8 million decrease in non-capitalized compensation and benefits primarily due to a 17% decrease in installation and operations employee headcount. This decrease was partially offset by a $4.0 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $19.1 million increase reflected the increase in the volume of System Sales.

Sales and Marketing Expense. The $1.4 million decrease was primarily due to a $1.2 million decrease in marketing and brand awareness activities.

Research and Development Expense. The $0.8 million increase was primarily due to a $0.9 million increase in stock-based compensation expense resulting from forfeitures in the second quarter of 2016 that reduced stock-based compensation expense in that period.

General and Administrative Expense. The $2.2 million increase was primarily due to a $3.1 million increase in stock-based compensation resulting primarily from forfeitures in the second quarter of 2016 that reduced stock-based compensation expense in that period and a $1.5 million increase in compensation and benefits primarily related to an 18% increase in general and administrative employee headcount driven by additional hiring in information technology and human resources. Additionally, in the second quarter of 2016, we relieved $1.1 million of the previously accrued commercial and industrial non-utilization fee as the commercial and industrial fund was terminated and settled with a $1.0 million fee. These increases were partially offset by a $2.2 million decrease in legal and other costs related to the failed acquisition by SunEdison and a decrease of $2.2 million in costs that were incurred in the second quarter of 2016 related to severance for senior management who left our company and other organizational changes during that period.

Non-Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Interest expense	$16,838	$7,413	$9,425
Other expense, net	715	309	406

Interest Expense. Interest expense increased $9.4 million primarily due to additional borrowings year over year.

Other Expense, net. The $0.4 million increase in other expense was primarily due to net losses of $0.7 million related to our derivative financial instruments that were recognized during 2017.

Income Taxes

	Three Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Income tax expense	$5,156	$8,055	$(2,899)

The $2.9 million decrease in income tax expense was primarily attributable to $7.9 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests and a $1.6 million increase in income tax credits. These decreases in income tax expense were partially offset by a tax-effected $3.8 million reduced loss before income taxes and a $2.5 million reduced domestic production activities deduction.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(42,034)	$(64,674)	$22,640

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $22.6 million decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests reflects lower volumes of solar energy systems installed and placed in service compared to the same period in 2016. Additionally, the decrease is due in part to a larger portion of our volumes being comprised of Solar Sales, for which we do not retain ownership.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Revenue:
Operating leases and incentives	$73,802	$46,639	$27,163
Solar energy system and product sales	52,307	5,495	46,812
Total revenue	$126,109	$52,134	$73,975

Operating Leases and Incentives. The $27.2 million increase was due in part to a $16.5 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 45%. In addition, SREC sales increased $7.4 million primarily driven by the increased solar energy systems in service, and revenue related to our lease pass-through fund arrangement increased $3.3 million as additional deferred ITC revenue was recognized.

Solar Energy System and Product Sales. The $46.8 million increase was primarily due to our increased focus on System Sales and the resulting significant increase in solar energy systems placed in service under System Sales.

Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$68,833	$76,298	$(7,465)
Cost of revenue—solar energy system and product sales	41,496	4,138	37,358
Sales and marketing	18,229	23,461	(5,232)
Research and development	1,791	1,376	415
General and administrative	40,880	40,984	(104)
Amortization of intangible assets	279	420	(141)
Impairment of goodwill	—	36,601	(36,601)
Total operating expenses	$171,508	$183,278	$(11,770)

Cost of Revenue—Operating Leases and Incentives. The $7.5 million decrease was due in part to a $17.6 million decrease in non-capitalized compensation and benefits primarily due to a 17% decrease in installation and operations employee headcount. This decrease was partially offset by an $8.5 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $37.4 million increase reflected the increase in the volume of System Sales.

Sales and Marketing Expense. The $5.2 million decrease was primarily due to a $2.9 million decrease in marketing and brand awareness activities, a $1.3 million decrease in pre-installation sales activities and a $1.1 million decrease in administrative costs resulting primarily from decreased housing costs.

Research and Development Expense. The $0.4 million increase was primarily due to an increase in stock-based compensation expense resulting from forfeitures in the second quarter of 2016 that reduced stock-based compensation expense in that period.

General and Administrative Expense. The $0.1 million decrease was primarily due to a $4.6 million decrease in legal and other costs related to the failed acquisition by SunEdison and a decrease of $2.2 million in costs that were incurred in the second quarter of 2016 related to severance for senior management who left our company and other organizational changes during that period. Additionally, a $1.0 million fee was incurred to terminate and settle our commercial and industrial investment fund in the second quarter of 2016. These decreases were partially offset by a $4.5 million increase in stock-based compensation resulting primarily from forfeitures in the second quarter of 2016 that reduced stock-based compensation expense in that period and a $3.5 million increase in compensation and benefits primarily related to an 18% increase in general and administrative employee headcount driven by additional hiring in information technology and human resources.

Impairment of Goodwill. An impairment charge of $36.6 million was recorded in 2016 to write off the entire value of goodwill as it was deemed to be fully impaired as of March 31, 2016.

Non-Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Interest expense	$31,559	$13,178	$18,381
Other expense, net	991	339	652

Interest Expense. Interest expense increased $18.4 million primarily due to additional borrowings year over year.

Other Expense, net. The $0.7 million increase in other expense was primarily due to net losses of $1.0 million related to our derivative financial instruments that were recognized during 2017.

Income Taxes

	Six Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Income tax expense	$14,557	$13,204	$1,353

The $1.4 million increase in income tax expense was primarily attributable to a tax-effected $23.6 million reduced loss before income taxes, a $3.6 million reduced domestic production activities deduction, and $1.8 million increased amortization related to the prepaid tax asset. These increases in income tax expense were partially offset by a tax-effected $12.8 million associated with the goodwill impairment charge during 2016, $9.9 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests, and $4.4 million increase in income tax credits.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Six Months Ended
	June 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(110,778)	$(139,017)	$28,239

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $28.2 million decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests reflects lower volumes of solar energy systems installed and placed in service compared to the same period in 2016. Additionally, the decrease is due in part to a larger portion of our volumes being comprised of Solar Sales, for which we do not retain ownership.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $115.6 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

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

Sources of Funds

Investment Fund Commitments

As of July 31, 2017, we had raised 21 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.4 billion, which will enable us to install solar energy systems of total fair market value approximating $3.6 billion. The undrawn committed capital for these funds as of July 31, 2017 is approximately $160.9 million, which includes approximately $81.0 million in payments that will be received from fund investors upon interconnection to the respective power grid of solar energy systems that have already been allocated to investment funds. As of July 31, 2017, we had tax equity commitments to fund approximately 97 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $382.2 million.

Debt Instruments

Debt obligations consisted of the following as of June 30, 2017 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
2017 Term loan facility	$203,597	$—	6.0%	January 2035
2016 Term loan facility(1)	294,269	—	4.0	August 2021
Subordinated HoldCo facility	198,625	—	9.0	March 2020
Credit agreement	1,307	—	6.5	February 2023
Revolving lines of credit
Aggregation facility(2)	67,000	308,000	4.4	September 2020
Working capital facility(3)	121,500	15,000	4.3	March 2020
Total debt	$886,298	$323,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $266.6 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	The Aggregation facility was amended in March 2017. See Note 10—Debt Obligations.
(3)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at June 30, 2017.

Revenue from Operations

In the three and six months ended June 30, 2017, we generated $43.4 million and $73.8 million in revenue from operating leases and incentives, which approximates cash inflow with the exception of $0.9 million and $3.3 million of operating lease revenue related to ITCs in our lease pass-through fund. Cash related to our solar energy systems sales is generally received prior to revenue recognition and we received $33.0 million and $59.0 million related to system sales for the three and six months ended June 30, 2017. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
Net cash provided by (used in):	(In thousands)
Operating activities	$(13,424)	$(108,722)
Investing activities	(160,997)	(217,944)
Financing activities	193,447	304,067
Net increase (decrease) in cash and cash equivalents	$19,026	$(22,599)

Operating Activities

In the six months ended June 30, 2017, we had a net cash outflow from operations of $13.4 million. This outflow was primarily due to a $92.5 million net loss and a $43.1 million increase in prepaid tax assets. These inflows were partially offset by a $65.3 million noncash adjustment for deferred income taxes, a $29.0 million noncash adjustment for depreciation and amortization, a $21.4 million decrease in other current assets and a $7.3 million noncash adjustment for stock-based compensation.

Investing Activities

In the six months ended June 30, 2017, we used $161.0 million in investing activities primarily due to $145.0 million in costs associated with the design, acquisition and installation of solar energy systems and a $16.4 million increase to restricted cash and cash equivalents due primarily to the requirements of the 2017 Term Loan Facility.

Financing Activities

In the six months ended June 30, 2017, we generated $193.4 million from financing activities, of which $273.8 million was received in proceeds from long-term debt and $115.5 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds. These proceeds were partially offset by repayments of long-term debt of $159.3 million, distributions to non-controlling interests and redeemable non-controlling interests of $22.5 million, and payments for debt issuance costs of $13.4 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2016 are laid out in the following table. Material changes that have occurred during the six months ended June 30, 2017 are included in the footnotes to the table.

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

(1)

Does not include additional borrowings and repayments during the six months ended June 30, 2017, which resulted in a net $114.4 million increase in principal borrowings. These borrowings included the following activity: under the 2017 Term Loan Facility maturing in January 2035, we incurred a net $203.6 million of principal borrowings; under the Subordinated HoldCo Facility maturing in March 2020, we incurred a net $49.1 million in principal borrowings; under the Aggregation Facility, amended in March 2017 to mature in September 2020, we reduced principal borrowings by a net $120.0 million; under the Working Capital facility maturing in March 2020, we reduced principal borrowings by $15.0 million; and under the 2016 Term Loan Facility maturing in August 2021, we reduced principal borrowings by $3.2 million. For additional information, see Note 10—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the six months ended June 30, 2017, which for payments due in less than one year increased $11.1 million, payments due in one to three years increased $36.4 million, payments due in three to five years increased $25.0 million and payments due in more than five years increased $80.6 million.

(3)	During the six months ended June 30, 2017, distributions payable to non-controlling interests and redeemable non-controlling interests decreased by $6.7 million.

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

As of June 30, 2017, we had cash and cash equivalents of $115.6 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of June 30, 2017, interest on our floating-rate debt facilities accrued at a weighted-average rate of approximately 6.6%. A hypothetical 10% increase in the interest rates on our floating-rate debt facilities would have increased our interest expense by approximately $1.4 million for the six months ended June 30, 2017.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success depends on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, the lease payments for and the cost of our solar energy systems. We rely on investment funds in order to provide solar energy systems with little to no upfront costs to our customers under our PPAs and Solar Leases. We also rely on access to capital to cover the costs of our solar energy systems that are sold outright until the systems are paid for by our customers, whether by cash or through third-party financing arrangements. Certain of our financing arrangements are with fund investors who require particular tax and other benefits. The availability of this tax-advantaged financing depends upon many factors, including:

•

our ability to compete with other renewable energy companies for the limited number of potential investment fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•	the state of financial and credit markets;
•	changes in the legal or tax risks associated with these financings; and
•	non-renewal of certain incentives or decreases in the associated benefits.

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments, or cause these investors to require a larger allocation of customer payments. It is not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of July 31, 2017, we had raised 21 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.4 billion, which will enable us to install solar energy systems of total fair market value approximating $3.6 billion. As of July 31, 2017, we had remaining residential tax equity commitments to fund approximately 97 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $382.2 million.

The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors’ commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. For example, during the year ended December 31, 2016 and the six months ended June 30, 2017, we paid contractually agreed upon capital distributions of $2.7 million and $8.4 million to reimburse fund investors a portion of their capital contributions primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

We believe that most of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities. However, distributed residential solar energy has yet to achieve broad market adoption.

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

A reduction in utility electricity costs would make PPAs or Solar Leases less economically attractive on a monthly basis and would increase the time to break-even for our Solar Sales customers. If the cost of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited. In addition, from time to time we have increased our pricing in certain markets, which may negatively impact our competitiveness.

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

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would make our current products less competitive with the price of electricity from the power grid. Other regulatory revisions that could impact the competitiveness of our product include moving from a retail rate to a time-of-use compensation mechanism, imposition of fixed demand or grid-service charges, or limitations on whether third-party owned systems are eligible for such programs. For example, the California Public Utilities Commission recently issued a decision that will transition residential rates over the next four years from a four-tiered structure to a two-tiered structure, with only a 25% differential between the two rates and a surcharge for very high energy users and the Nevada State Legislature has recently passed a bill to reinstate net metering with step-down for compensation as more distributed energy resources are deployed. It is possible that changes such as these could have the effect of lowering the incentive for residential customers of investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reduce demand for our product. In addition, California has shifted to a time-of-use rate structure for all residential customers. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient or nonexistent could make our solar energy system offerings less competitive and reduce demand for our offerings. Several other states also use time-of-use rates. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection process have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities over distributed energy resources could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, in California, investor owned utilities are allowed to impose a minimum $10 fixed charge on the monthly bill for residential customers that elect net metering and also impose new fees for interconnection and other non-bypassable charges. Such non-bypassable charges are being authorized by other public utilities commissions outside of California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation as well as the state’s net metering program. The Arizona Corporation Commission is also considering a settlement agreement between the Arizona Public Service Company and industry stakeholders under which demand charges based on a customer’s maximum average rate of energy consumed during a specified interval would be imposed on residential customers under certain rate schedules. The Utah Public Service Commission has received a petition from Rocky Mountain Power imposing similar non-bypassable demand and grid service charges, with reduced compensation rates for net metered generation; this petition is currently pending before the Utah Public Service Commission while the parties engage in settlement discussions. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or our ability to monetize them could adversely impact our business.

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy credits associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these governmental and regulatory programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from, and to lease or purchase, our solar energy systems, helping to achieve customer acceptance of solar energy with those customers as an alternative to utility-provided power. However, these programs may expire on a particular date, end when the allocated funding or capacity allocations are exhausted or be reduced or terminated. These reductions or terminations often occur without warning. For example, the Arizona Department of Revenue has previously attempted to assess and collect property taxes in the past on rooftop solar energy systems such as ours, and other jurisdictions may attempt to assess and collect property taxes in the future. In addition, the financial value of certain incentives decreases over time. For example, the value of solar renewable energy certificates, or SRECs, in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our financial results.

Substantially all of our solar energy systems installed to date have been eligible for ITCs as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. The federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; the 30% rate continues until December 31, 2019. By statute, the ITC is scheduled to decrease to 26% for 2020, 22% for 2021 and 10% of the fair market value of a solar energy system on January 1, 2022, and the amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction or an inability to continue to monetize such benefits in our financing arrangements, the rate of growth of installations of our residential solar energy systems and our ability to maintain such systems could be negatively impacted. In addition, future changes in existing law and interpretations by the IRS and the courts with respect to certain matters, including but not limited to, treatment of the ITC and our financing arrangements, the taxation of business entities and the deductibility of interest expense could affect the amount that fund investors are willing to invest, which could reduce our access to capital. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2020, unless modified by an intervening change in law, will significantly impact the attractiveness of solar energy to these investors and could potentially harm our business.

Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. An inability to finance solar energy systems through tax-advantaged structures, to realize or monetize depreciation benefits, or to otherwise structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new investment funds and our ability to offer attractive financing to prospective customers.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, New Hampshire, New York, Texas and Utah. Utilities are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commission. These revisions include capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, or reducing the retail rate value of the net metered generation. In California, for example, customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, must take service on a new net metering successor tariff. For this new tariff, the California Public Utilities Commission largely uses the current net metering form with full retail compensation for exports, but allows the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. There are no caps under the new NEM successor tariff. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

On October 12, 2015, the Hawaii Public Utilities Commission issued an order closing the Hawaiian Electric Company’s net metering program to new participants and replaced this program with two new options for customers to interconnect to the utilities’ power grids, neither of which provides for compensation for exports at retail electricity rates.

In December 2016, the Arizona Corporation Commission decided to end traditional net metering and transition to a new distributed solar energy net metering compensation regime in which customers are paid for energy generated from solar energy systems located on their roofs pursuant to a resource comparison proxy methodology or avoided cost methodology. Each of these methodologies will yield a compensation rate that is less advantageous than was previously available to customers under the historical net metering regime, limited to a 10% step down in each utility’s rate annually. The Arizona Corporation Commission is also considering a settlement agreement between the Arizona Public Service Company and industry stakeholders under which demand charges based on a customer’s maximum average rate of energy consumed during a specified interval would be imposed on residential customers under certain rate schedules. These changes reduce the value proposition for residential solar in Arizona as compared to residential solar under the traditional net metering regime. The Arizona Corporation Commission’s decision is expected sometime during the third quarter of 2017.

In December 2016, Rocky Mountain Power submitted a request to the Utah Public Service Commission to request that the Commission implement new rates for net metered customers seeking interconnection. A decision from the Utah Public Service Commission is expected during the third quarter of 2017.

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

Beginning in late 2015, we began offering to customers in select markets the option to purchase solar energy systems as System Sales. We historically offered our solar energy systems through our PPAs or Solar Leases. System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. While System Sales represent a relatively small portion of our cumulative installations, we expect them to continue to grow. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets and that solar energy system sales are expected to account for a larger percentage of total residential solar installations in the future. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. It is not certain that we will successfully execute our strategy to increase System Sales. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems, or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected and our business and growth prospects would be adversely affected.

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

We have incurred operating losses since our inception. We incurred net losses of $242.5 million and $253.3 million for the years ended December 31, 2016 and 2015 and $92.5 million for the six months ended June 30, 2017. We expect to continue to incur net losses from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. Our ability to achieve profitability depends on a number of factors, including:

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

The success of our direct-selling channel efforts depends upon the recruitment, retention and motivation of a large number of sales personnel to compensate for a high turnover rate among sales personnel, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales personnel on a continuing basis. Sales personnel are attracted to direct-selling by competitive earnings opportunities and direct-sellers typically compete for sales personnel by providing a more competitive earnings opportunity than that offered by the competition. We believe competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on investment. For example, we have historically compensated our sales personnel on a commission basis, based on the size of the solar energy systems they sell. Some sales personnel may prefer a compensation structure that also includes a salary and equity incentive component. There is significant competition for sales talent in our industry, and from time to time we may need to adjust our compensation model to include such components. These adjustments could adversely impact our operating results and financial performance.

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

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, Florida, South Carolina, Utah and Los Angeles, California, laws have been interpreted to either prohibit the sale of electricity pursuant to our standard PPA or regulate entities making such sales, in some cases, such laws have led residential solar energy system providers to use leases in lieu of power purchase agreements. In other states, neither leases nor power purchase agreements are permissible or commercially feasible. Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

We report in our fund tax returns that we and our fund investors claim the ITC based on the fair market value of our solar energy systems. Scrutiny by the IRS with respect to fair market value determinations has increased industry-wide in recent years. The IRS is conducting an audit of our 2015 corporate tax return as well as one of our investment funds. We are not aware of any other audits or results of audits related to our appraisals or fair market value determinations of any of our investment funds. If as part of an examination the IRS were to review the fair market value that we used to establish our basis for claiming ITCs and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

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

Since September 2014, we have entered into six debt facilities through which we had $886.3 million in aggregate principal amounts outstanding and up to $323.0 million of unused borrowing capacity remaining as of June 30, 2017. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of June 30, 2017, approximately 39% of our cumulative installations and 29% of our offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

Additionally, we do not have empirical evidence of the effect of our systems on the resale value of our customers’ houses. Due to the length of our customer contracts, the system deployed on a customer’s roof may be outdated prior to the expiration of the term of the customer contract reducing the likelihood of renewal of our contracts at the end of the 20-year term, and possibly increasing the occurrence of defaults. This could have an adverse effect on our business, financial condition, results of operations and cash flow. As a result, we may be unable to accurately forecast our future performance and to invest accordingly.

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

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can, including the ability to initiate proceedings before state public utility commissions to reduce the value of net metering. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

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

We are a licensed contractor in every market we service and we are responsible for every customer installation. We are the general contractor, electrician, construction manager and installer for all our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems, including any re-roofing services provided under our contracts. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Furthermore, prior to obtaining permission to operate our solar energy systems, the systems must pass various inspections. Any delay in passing, or inability to pass, such inspections, would adversely affect our results of operations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, damage for which we are liable, cost overruns, delays or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

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

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy. Although industry experts indicate that solar panel and raw material prices will generally continue to decline, it is possible they will not decline at the same rate as they have over the past several years or even increase. In addition, while the solar panel market has recently seen an increase in supply, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China, however, most of the manufacturing now takes place in other Asian countries, such as Malaysia and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured could affect our ability to purchase them on competitive terms, and access to specialized technologies could be restricted.

In addition, the U.S. government could impose additional tariffs on solar cells manufactured outside the United States or implement additional restraints on trade. In 2014, the U.S. government broadened its investigation of Chinese pricing practices in this area to include solar panels and modules produced in China containing solar cells manufactured in other countries. In July 2015, the U.S. government announced antidumping duties ranging from 9.67% to 238.95% on imports of the majority of solar panels made in China, and, in December 2014, rates ranging from 11.5% to 27.6% on imported solar cells made in Taiwan. Countervailing duties ranging from 15.43% to 49.8% for Chinese modules have also been announced, and in July 2015 were set at 20.94% for most Chinese modules. In January 2015, the antidumping duties were confirmed by a determination of the U.S. International Trade Commission, or the USITC, that material harm to the U.S. solar industry had occurred. These combined tariffs would make such solar cells less competitively priced in the United States, and the Chinese and Taiwanese manufacturers may choose to limit the amount of solar equipment they sell into the United States. As a result, it may be easier for solar cell manufacturers located outside of China or Taiwan to increase the prices of the solar cells they sell into the United States. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, our financial results will be adversely affected.

The U.S. government may also take broader actions to protect U.S. based manufacturers against imports of solar cells manufactured in southeast Asia as well as Japan, Germany, South Korea and Canada. Recently, a U.S.-based solar manufacturer, which filed for bankruptcy in mid-April, filed a petition under Section 201 of the Trade Act of 1974 for global safeguard relief with the USITC, and requested imposition of tariffs on solar cells and the establishment of a minimum price for solar modules imported into the United States. In May 2017, the USITC accepted the request to review the impact of imported crystalline silicon cells and modules on domestic solar manufacturers. The petition seeks steep tariffs and minimum price guarantees on certain solar energy equipment and modules manufactured anywhere outside the United States, including materials that we rely on to provide a cost-competitive product to our customers. The USITC is currently scheduled to vote on the merits of the case by September 22, 2017 and send any recommendations to the president by November 13, 2017. If the USITC issues an affirmative injury determination in the proceeding, the U.S. presidential administration could impose a wide range of remedies, including import tariffs, import volume limits, and other means which could increase the prices of solar cells from all countries outside the U.S., and not just China and Taiwan. In recent negotiations for fourth quarter deliveries, we have seen some panel providers increase their prices. We believe this is the result of uncertainty regarding the outcome of the USITC investigation that has created higher near-term demand and pricing for solar cells and modules from U.S. purchasers seeking to acquire inventory in advance of any potential government action. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly and it may not be economical to serve certain markets, which would adversely affect our operating results and growth prospects.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2015 and 2016, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for a substantial majority of our solar photovoltaic module purchases. In the six months ended June 30, 2017, Trina Solar Limited and JinkoSolar Holding Co., Ltd. accounted for a substantial majority of our solar photovoltaic module purchases. In 2015, 2016 and the six months ended June 30, 2017, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems, and may require us to obtain the approval of our financing partners in order to utilize new products. These issues could harm our business or financial performance.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of approximately 750 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, the U.S. Department of Transportation, or DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, we could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial results.

We agree to maintain the solar energy systems installed on our customers’ homes in connection with a PPA or Solar Lease during the length of the term of our customer contracts, which is typically 20 years. We also agree to provide a workmanship warranty and maintain the solar energy systems we sell to customers for a period of 10 years. We are exposed to any liabilities arising from the systems’ failure to operate properly and are generally under an obligation to ensure that each system remains in good condition during the term of the agreement. As part of our operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our customers, which generally range from 10 to 25 years. One or more of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers or to our fund investors without underlying warranty coverage. We, either ourselves or through our investment funds, bear the cost of such major equipment. Even if the investment fund bears the direct expense of such replacement equipment, we could suffer financial losses associated with a loss of production from the solar energy systems.

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

Our failure to accurately predict future liabilities related to material quality or performance expenses could result in unexpected volatility in our financial condition. Because of the long estimated useful life of our solar energy systems, we have been required to make assumptions and apply judgments regarding a number of factors, including our anticipated rate of warranty claims, and the durability, performance and reliability of our solar energy systems. We have made these assumptions based on the historic performance of similar systems or on accelerated life cycle testing. Our assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial expense to repair or replace defective solar energy systems in the future or to compensate customers for systems that do not meet their performance guarantees. Equipment defects, serial defects or operational deficiencies also would reduce our revenue from customer contracts because the customer payments under such agreements are dependent on system production or would require us to make refunds under performance guarantees. Any widespread product failures or operating deficiencies may damage our market reputation and adversely impact our financial results.

We are responsible for providing maintenance, repair and billing on solar energy systems that are owned or leased by our investment funds on a fixed fee basis, and our financial performance could be adversely affected if our cost of providing such services is higher than we project.

We typically provide a workmanship warranty for periods of five to 20 years to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system, and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the PPA or Solar Lease with the covered customers. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged in the event of a natural disaster beyond our control, such as an earthquake, tornado, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against such risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

Product liability claims against us or accidents could result in adverse publicity and potentially significant monetary damages.

If one of our solar energy systems injured someone, we could be exposed to product liability claims. In addition, it is possible that our products could injure our customers or third parties, or that our products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on our general liability insurance to cover product liability claims. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, penalties or fines, increase our insurance rates, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus affecting our growth and financial performance.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 681.1 megawatts as of December 31, 2016 to 773.8 megawatts as of June 30, 2017, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. For example, we have announced entry into several new states during 2017 and we continue to expand our offerings in existing markets. Our management will also be required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. Our compensation structure, which includes salary, bonus, equity and benefits components, is important to our ability to attract, retain and motivate our employees. For example, in the year ended December 31, 2015, one-third of the outstanding options to purchase shares of our common stock granted to our key executives and other employees under our 2013 Omnibus Incentive Plan vested. In addition, one-third of the options remained outstanding and will vest annually over three years from May 2016, or immediately if 313 Acquisition LLC receives a return on its invested capital at a pre-established threshold. As a result, the retention incentives associated with these options could lapse for all employees holding these options under our 2013 Omnibus Incentive Plan at the same time. If we do not provide adequate other compensation, including additional equity grants, this decrease in retention incentive could cause significant turnover after vesting of these options or other significant equity awards. We may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We currently use in our solutions, and expect to continue to use in the future, software that is licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public, however, our use and distribution of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or remove the software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, few courts have interpreted open source licenses, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability, or in a manner that is consistent with our current policies and procedures.

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

Our solar energy customers primarily purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of June 30, 2017, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $2.4 million as of June 30, 2017, and our future exposure may exceed the amount of such reserves.

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

For example, Arizona enacted statutes in 2015 and 2016 that require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. Comparable legislation was enacted in New Mexico, Florida and Nevada in 2017, and a bill adding new required disclosures is currently pending in the California legislature. These new laws are specific to the solar industry, and require changes to our contracts and processes. Some of the new laws have been enacted along with other changes to state law that further impact the residential solar industry. To the extent that other states enact further regulations applicable to our industry, we may be required to expend additional resources in order to modify our businesses practices to meet these regulatory requirements.

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

As another example, the Fannie Mae Selling Guide imposes certain requirements on the terms of solar power purchase agreements and leases as a condition of eligibility of home mortgages for sale to or securitization by Fannie Mae. These requirements include responsibility for damage to the real property, insurance requirements, and lender rights in the event of foreclosure. Such requirements, and possible future conditions impacting the ability of our customers to sell or refinance their homes impact the terms of our business, the terms on which we are able to obtain financing and could have an adverse effect on our business, financial condition and results of operations.

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

We have historically relied on the technical support of Vivint to run our business. We used certain of Vivint’s information technology and infrastructure until we transitioned off in July 2017. The implementation of our new software support systems required significant management time, support and cost, and there are inherent risks associated with implementing, developing, improving and expanding our core systems. As these systems are relatively new, we cannot be sure that they have been implemented without any errors or bugs. If we do not successfully implement these systems, our operations may be disrupted and our operating results could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions. Any failure or significant downtime in our own systems following the transition period and any difficulty in separating our information technology services from Vivint’s information technology services and integrating newly developed or acquired information technology services into our business could result in unexpected costs, impact our results or prevent us from performing other technical, administrative and information technology services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

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

The trading price of our common stock may be highly volatile. For example, from our initial public offering on October 1, 2014 to June 30, 2017, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings, including any new tariffs or trade regulations that affect our ability to import goods at attractive prices or at all;
•	additions or departures of key personnel;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	the failure of securities analysts to cover our common stock;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us, our stockholders or our employees, including sales of equity awards granted to our employees to cover tax withholding obligations;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions; and
•	potential acquisitions.

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, we have been subject to two putative class action lawsuits, subsequently consolidated into an amended complaint, filed in the U.S. District Court for the Southern District of New York, alleging certain misrepresentations by us in connection with our initial public offering. That lawsuit was dismissed, and its dismissal was recently affirmed on appeal to the Court of Appeals for the Second Circuit, but the plaintiffs in that case may still file a petition for review in the United States Supreme Court. We may also become the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of June 30, 2017, we had 114.2 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, we have granted and expect to continue to grant equity awards to our directors and employees as additional compensation in an effort to align their interests with those of our stockholders. Approximately 2.7 million shares of our common stock are reserved for future issuance under our Long-Term Incentive Plan, and these shares will issue, vest and be immediately tradable without restriction on the date that our Sponsor and its affiliates achieve specified returns on their invested capital.

Further, options to purchase 3.8 million shares of common stock remained outstanding as of June 30, 2017, with 2.0 million of those shares being vested and exercisable as of June 30, 2017. The remaining 1.8 million shares that are not yet vested are subject to ratable time-based vesting over three to five years. All shares subject to options with time-based vesting will become immediately tradable once vested and exercised. As of June 30, 2017, 4.6 million restricted stock units remained outstanding, of which 3.5 million are subject to ratable time-based vesting over one to four years and 1.1 million vest over one to four years subject to individual participants’ achievement of quarterly or annual performance goals. All restricted stock units will become immediately tradable once vested. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. During the month of May 2017, for example, approximately 3.5 million restricted stock units settled, which increased the volume of our shares that would otherwise have been sold during that time.

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

As of June 30, 2017, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 72% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

VIVINT SOLAR, INC.

Date: August 8, 2017	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)