Form 10-Q
period 2017-09-30
Vivint Solar, Inc.
filed 2017-11-07
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, 114,762,517 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$101,755	$96,586
Accounts receivable, net	29,517	12,658
Inventories	19,802	11,285
Prepaid expenses and other current assets	29,519	46,683
Total current assets	180,593	167,212
Restricted cash and cash equivalents	45,593	26,853
Solar energy systems, net	1,622,561	1,458,355
Property and equipment, net	17,040	23,199
Intangible assets, net	1,002	1,420
Prepaid tax asset, net	482,446	419,474
Other non-current assets, net	36,889	29,843
TOTAL ASSETS(1)	$2,386,124	$2,126,356
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$42,315	$46,630
Accounts payable—related party	476	191
Distributions payable to non-controlling interests and redeemable non-controlling interests	11,664	16,176
Accrued compensation	23,199	20,003
Current portion of long-term debt	13,454	6,252
Current portion of deferred revenue	32,283	19,911
Current portion of capital lease obligation	4,571	5,163
Accrued and other current liabilities	25,044	19,364
Total current liabilities	153,006	133,690
Long-term debt, net of current portion	882,672	750,728
Deferred revenue, net of current portion	33,680	34,379
Capital lease obligation, net of current portion	2,294	5,476
Deferred tax liability, net	491,834	395,218
Other non-current liabilities	13,999	10,355
Total liabilities(1)	1,577,485	1,329,846
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	127,833	129,676
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 authorized, 114,763 shares issued and outstanding as of September 30, 2017; 1,000,000 authorized, 110,245 shares issued and outstanding as of December 31, 2016	1,148	1,102
Additional paid-in capital	554,420	542,348
Accumulated other comprehensive income	6,027	7,631
Retained earnings	29,186	5,217
Total stockholders’ equity	590,781	556,298
Non-controlling interests	90,025	110,536
Total equity	680,806	666,834
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,386,124	$2,126,356

(1)

The Company’s assets as of September 30, 2017 and December 31, 2016 include $1,479.2 million and $1,303.5 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,434.7 million and $1,273.8 million as of September 30, 2017 and December 31, 2016; cash and cash equivalents of $28.0 million and $23.2 million as of September 30, 2017 and December 31, 2016; accounts receivable, net, of $9.6 million and $4.0 million as of September 30, 2017 and December 31, 2016; other non-current assets, net of $5.8 million and $1.8 million as of September 30, 2017 and December 31, 2016; and prepaid expenses and other current assets of $1.2 million and $0.8 million as of September 30, 2017 and December 31, 2016. The Company’s liabilities as of September 30, 2017 and December 31, 2016 included $55.3 million and $64.2 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $11.7 million and $16.2 million as of September 30, 2017 and December 31, 2016; deferred revenue of $37.7 million and $41.7 million as of September 30, 2017 and December 31, 2016; accrued and other current liabilities of $4.5 million as of September 30, 2017 and December 31, 2016; and other non-current liabilities of $1.5 million and $1.9 million as of September 30, 2017 and December 31, 2016. For further information see Note 12—Investment Funds.

See accompanying notes to condensed consolidated financial statements

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Operating leases and incentives	$45,909	$33,394	$119,711	$80,033
Solar energy system and product sales	29,230	7,868	81,537	13,363
Total revenue	75,139	41,262	201,248	93,396
Operating expenses:
Cost of revenue—operating leases and incentives	34,731	39,268	103,564	115,566
Cost of revenue—solar energy system and product sales	22,168	6,468	63,664	10,606
Sales and marketing	9,808	8,617	28,037	32,078
Research and development	896	842	2,687	2,218
General and administrative	19,379	19,022	60,259	60,006
Amortization of intangible assets	139	342	418	762
Impairment of goodwill	—	—	—	36,601
Total operating expenses	87,121	74,559	258,629	257,837
Loss from operations	(11,982)	(33,297)	(57,381)	(164,441)
Interest expense	16,148	9,361	47,707	22,539
Other expense (income), net	195	(434)	1,186	(95)
Loss before income taxes	(28,325)	(42,224)	(106,274)	(186,885)
Income tax expense (benefit)	9,375	(2,959)	23,932	10,245
Net loss	(37,700)	(39,265)	(130,206)	(197,130)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(44,605)	(55,961)	(155,383)	(194,978)
Net income available (loss attributable) to common stockholders	$6,905	$16,696	$25,177	$(2,152)
Net income available (loss attributable) per share to common stockholders:
Basic	$0.06	$0.15	$0.22	$(0.02)
Diluted	$0.06	$0.15	$0.21	$(0.02)
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	114,505	108,692	112,554	107,516
Diluted	119,465	113,344	117,825	107,516

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income available (loss attributable) to common stockholders	$6,905	$16,696	$25,177	$(2,152)
Other comprehensive (loss) income:
Unrealized losses on cash flow hedging instruments (net of tax effect of $(331), $286, $(1,076) and $286)	(497)	429	(1,612)	429
Less: Interest expense on derivatives recognized into earnings (net of tax effect of $62, $0, $5, and $0)	94	—	8	—
Total other comprehensive (loss) income	(403)	429	(1,604)	429
Comprehensive income (loss)	$6,502	$17,125	$23,573	$(1,723)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,206)	$(197,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,671	32,376
Amortization of intangible assets	418	762
Impairment of goodwill	—	36,601
Deferred income taxes	98,493	124,912
Stock-based compensation	9,501	6,145
Loss on solar energy systems and property and equipment	5,024	4,576
Non-cash interest and other expense	7,355	4,963
Reduction in lease pass-through financing obligation	(3,545)	(3,279)
Losses (gains) on interest rate swaps	1,193	(258)
Excess tax detriment from stock-based compensation	—	(1,280)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,859)	(8,444)
Inventories	(8,517)	(5,891)
Prepaid expenses and other current assets	16,289	98
Prepaid tax asset, net	(62,972)	(122,313)
Other non-current assets, net	(5,921)	(4,255)
Accounts payable	874	664
Accounts payable—related party	120	(1,480)
Accrued compensation	1,500	8,334
Deferred revenue	11,673	3,396
Accrued and other liabilities	6,235	(2,377)
Net cash used in operating activities	(24,674)	(123,880)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(211,225)	(318,273)
Payments for property and equipment	(672)	(2,697)
Proceeds from disposals of solar energy systems and property and equipment	1,952	693
Change in restricted cash and cash equivalents	(18,740)	(8,434)
Proceeds from state tax credits	2,216	—
Purchase of intangible assets	—	(291)
Net cash used in investing activities	(226,469)	(329,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	162,291	237,148
Distributions paid to non-controlling interests and redeemable non-controlling interests	(33,774)	(22,230)
Proceeds from long-term debt	306,750	500,257
Payments on long-term debt	(164,935)	(224,400)
Payments for debt issuance and deferred offering costs	(13,677)	(16,774)
Proceeds from lease pass-through financing obligation	2,467	1,417
Principal payments on capital lease obligations	(3,413)	(4,357)
Proceeds from issuance of common stock	603	2,645
Net cash provided by financing activities	256,312	473,706
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,169	20,824
CASH AND CASH EQUIVALENTS—Beginning of period	96,586	92,213
CASH AND CASH EQUIVALENTS—End of period	$101,755	$113,037
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(4,512)	$5,092
Change in fair value of interest rate swaps	$(3,868)	$973
Costs of solar energy systems included in changes in accounts payable, accounts payable—related party, accrued compensation and accrued and other liabilities	$(1,901)	$503
Vehicles acquired under capital leases	$715	$1,868
Receivable for state tax credits recorded as a reduction to solar energy system costs	$82	$1,364
Sale-leaseback of property under build-to-suit agreements	$—	$(28,456)
Costs of lessor-financed tenant improvements	$—	$7,850
Property acquired under build-to-suit agreements	$—	$2,896

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 16, 2017. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other interim period or other future year.

The unaudited condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. All of these determinations involve significant management judgments and estimates. The Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 12—Investment Funds.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, estimates that affect the Company’s principles of consolidation; U.S. federal investment tax credits (“ITCs”); revenue recognition; solar energy systems, net; the impairment analysis of long-lived assets; stock-based compensation; the provision for income taxes; the valuation of derivative financial instruments; the recognition and measurement of loss contingencies; and non-controlling interests and redeemable non-controlling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Stock-Based Compensation

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, which simplifies several aspects of the accounting for share-based payment transactions. The resulting changes were as follows:

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

Inventory

Effective January 1, 2017, the Company adopted ASU 2015-11, which simplifies the measurement of inventory by changing the measurement principle for inventories valued under the first-in, first-out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this ASU prospectively and no prior periods were adjusted. The adoption of this ASU had no material effect on the condensed consolidated financial statements.

Liquidity

In order to grow, the Company requires cash to finance the deployment of solar energy systems. As of the date of this filing, the Company will require additional sources of cash beyond current cash balances, and currently available financing facilities to fund long-term planned growth. If the Company is unable to secure additional financing when needed, or upon desirable terms, the Company may be unable to finance installation of customers’ systems in a manner consistent with past performance, cost of capital could increase, or the Company may be required to significantly reduce the scope of operations, any of which would have a material adverse effect on its business, financial condition, results of operations and prospects. While the Company believes additional financing is available and will continue to be available to support current levels of operations, the Company believes it has the ability and intent to reduce operations to the level of available financial resources for at least the next 12 months from the date of this report, if necessary.

Recent Accounting Pronouncements

New Revenue Guidance

From March 2016 through December 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which represents comprehensive reform to revenue recognition principles related to customer contracts. The effective date of these updates for the Company is January 1, 2018. Adoption of this ASU is either full retrospective to each prior period presented or retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company is currently considering adopting the standard using the full retrospective method, but no final decision has been made. The Company continues to evaluate the impact of the new standard on its accounting policies, processes and system requirements.

Under the current accounting guidance, the Company accounts for PPAs and Solar Leases as operating leases. The Company has determined that these agreements do not meet the definition of a lease under ASC 842, Leases, and will be accounted for in accordance with Topic 606. The Company is still evaluating the impact of Topic 606 with respect to the PPA revenue stream. The Company currently accounts for certain Solar Leases, rebates and incentives as minimum lease payments under ASC 840, Leases. For the Company’s Solar Leases, the Company has preliminarily concluded that the impact of adopting Topic 606 will be immaterial. Revenue from all of the Company’s Solar Leases will now be recognized on a straight-line basis over the contractual term; currently a significant majority of Solar Leases are recognized on a straight-line basis. The Company has also preliminarily concluded that there will be no change related to revenue recognition for rebates and incentives.

The Company has evaluated the accounting for incremental costs of obtaining a contract, which under current accounting policies are capitalized as initial direct costs and amortized over the lease term. The Company has preliminarily concluded that it will continue to capitalize the costs of obtaining a PPA, Solar Lease or System Sale contract, which are primarily comprised of sales commissions. For PPA and Solar Lease contracts, the amortization period will remain the life of the related contract, which is 20 years. For System Sales, the capitalized costs of obtaining a contract will continue to be recognized when the related solar energy system is interconnected to the local power grid and granted permission to operate. This will result in minimal changes to the Company’s condensed consolidated financial statements.

The Company has analyzed the impact of Topic 606 on System Sales, photovoltaic installation and software products, and has preliminarily concluded that it will not have a material impact on the condensed consolidated financial statements.

The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has preliminarily concluded that revenue related to the sale of ITCs through its lease pass-through arrangement will be recognized when the related solar energy systems are placed in service. Currently, the Company recognizes this revenue evenly over the five-year ITC recapture period. This earlier recognition of the ITC lease pass-through revenue is anticipated to be material to fiscal 2016 and could increase the revenue recognized in fiscal 2016 by approximately $12 million and will reduce revenue in fiscal 2017 by approximately $5 million.

New Lease Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments are required to be applied using a modified retrospective approach. Due to the Company’s determination that its PPAs and Solar Leases do not meet the definition of a lease pursuant to ASC 842, Leases, the Company is currently considering early adopting ASC 842 to coincide with the adoption of ASC 606, however a decision to early adopt is not final. The Company has operating leases that will be affected by this update and the Company is still evaluating the full impact on its condensed consolidated financial statements and related disclosures. The impact is not expected to be significant to the Company’s condensed consolidated financial statements.

Other Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update makes targeted improvements to accounting for hedge activities by easing certain documentation and assessment requirements and eliminating the requirement to separately measure and report hedge ineffectiveness. This update is effective for annual periods beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments in this update should be applied using a modified retrospective transition method by recording a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating this update but currently does not anticipate it will have a material impact on its condensed consolidated financial statements and related disclosures. The Company plans to early adopt the new standard effective January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update clarifies that transfers between cash and restricted cash are not part of the entity’s operating, investing and financing activities, and details of those transfers are not reported as cash flow activities in the statements of cash flows. This update is effective for annual periods beginning after December 15, 2017 for public business entities. The amendments in this update should be applied using the retrospective transition method. The Company is evaluating this update but currently anticipates it will have a material impact on its condensed consolidated financial statements and related disclosures as changes in restricted cash will no longer be presented as cash flows from investing activities.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This update will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual periods beginning after December 15, 2017 for public business entities. The amendments in this update should be applied using a modified retrospective approach. The Company has evaluated this update and currently anticipates it will have a material impact on its condensed consolidated financial statements and related disclosures as the Company will no longer record prepaid tax assets on the condensed consolidated balance sheets and will record the income tax consequences of intra-entity transfers through income tax expense on the condensed consolidated statements of operations. As of September 30, 2017, the prepaid tax asset, net is $482.4 million and it is anticipated that the vast majority of this amount will be written off to retained earnings upon adoption. Once adopted, the ongoing income tax impacts of these intra-entity transfers will be reported as income tax expense.

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

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$12,283	$—	$12,283

Financial Liabilities
Interest rate swaps	$—	$1,834	$—	$1,834

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,317	$—	$14,317
Time deposits	—	100	—	100
Total financial assets	$—	$14,417	$—	$14,417

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

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$710,918	$710,918	$771,852	$771,852
Fixed-rate long-term debt	202,749	241,314	—	—
Total	$913,667	$952,232	$771,852	$771,852

The Company’s outstanding principal balance of long-term debt is carried at cost. The Company estimated the fair values of its floating-rate debt facilities to approximate their carrying values as interest accrues at floating rates based on market rates. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for corporate debt with similar terms.

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Solar energy systems held for sale	$19,097	$10,540
Photovoltaic installation devices and software products	705	745
Total inventories	$19,802	$11,285

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
System equipment costs	$1,392,886	$1,238,968
Initial direct costs related to solar energy systems	318,658	261,318
	1,711,544	1,500,286
Less: Accumulated depreciation and amortization	(114,728)	(73,793)
	1,596,816	1,426,493
Solar energy system inventory	25,745	31,862
Solar energy systems, net	$1,622,561	$1,458,355

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $14.5 million and $11.1 million for the three months ended September 30, 2017 and 2016. The Company recorded depreciation and amortization expense related to solar energy systems of $41.0 million and $29.1 million for the nine months ended September 30, 2017 and 2016.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	September 30,	December 31,
	Useful Lives	2017	2016
Vehicles acquired under capital leases	3-5 years	$16,029	$20,384
Leasehold improvements	1-12 years	15,041	14,694
Furniture and computer and other equipment	3 years	6,501	6,270
		37,571	41,348
Less: Accumulated depreciation and amortization		(20,531)	(18,149)
Property and equipment, net		$17,040	$23,199

The Company recorded depreciation and amortization related to property and equipment of $1.9 million and $3.0 million for the three months ended September 30, 2017 and 2016. The Company recorded depreciation and amortization expense related to property and equipment of $6.4 million and $8.2 million for the nine months ended September 30, 2017 and 2016.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $0.7 million and $1.5 million was capitalized in solar energy systems, net for the three months ended September 30, 2017 and 2016. The Company capitalized depreciation on vehicles under capital leases of $2.7 million and $4.8 million in solar energy systems, net for the nine months ended September 30, 2017 and 2016.

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Cost:
Internal-use software	$1,314	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,201	2,201
Accumulated amortization:
Internal-use software	(763)	(434)
Developed technology	(241)	(191)
Trademarks/trade names	(74)	(59)
Customer relationships	(121)	(97)
Total accumulated amortization	(1,199)	(781)
Total intangible assets, net	$1,002	$1,420

The Company recorded amortization expense of $0.1 million and $0.3 million for the three months ended September 30, 2017 and 2016, which was included in amortization of intangible assets. The Company recorded amortization expense of $0.4 million and $0.8 million for the nine months ended September 30, 2017 and 2016.

Goodwill Impairment

The Company’s market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283.0 million as of March 31, 2016 in conjunction with the Company’s determination to terminate an agreement and plan of merger with SunEdison, Inc. (“SunEdison”) and SEV Merger Sub Inc. The Company considered this significant decrease in market capitalization to be an indicator of impairment and the Company performed a goodwill impairment test as of March 31, 2016. The impairment test determined that there was no implied value of goodwill, which resulted in an impairment charge of $36.6 million. This charge was recorded in impairment of goodwill for the nine months ended September 30, 2016.

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll	$14,594	$12,558
Accrued commissions	8,605	7,445
Total accrued compensation	$23,199	$20,003

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued unused commitment fees and interest	$7,287	$3,827
Current portion of lease pass-through financing obligation	4,910	4,833
Accrued professional fees	4,114	3,222
Sales, use and property taxes payable	2,897	1,785
Accrued inventory	1,695	2,117
Current portion of deferred rent	924	1,155
Other accrued expenses	3,217	2,425
Total accrued and other current liabilities	$25,044	$19,364

10.	Debt Obligations

Debt obligations consisted of the following as of September 30, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$201,446	$(174)	$(5,088)	$6,510	$189,674	$—	6.0%	January 2035
2016 Term loan facility(1)	291,293	(149)	(8,131)	4,969	278,044	—	4.2	August 2021
Subordinated HoldCo facility	198,125	(39)	(3,812)	1,961	192,313	—	9.3	March 2020
Credit agreement	1,303	(2)	(146)	14	1,141	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility(3)	100,000	—	—	—	100,000	275,000	4.5	September 2020
Working capital facility(4)	121,500	—	—	—	121,500	15,000	4.5	March 2020
Total debt	$913,667	$(364)	$(17,177)	$13,454	$882,672	$290,000

Debt obligations consisted of the following as of December 31, 2016 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2016 Term loan facility(1)	$297,506	$(169)	$(9,643)	$4,788	$282,906	$—	3.6%	August 2021
Subordinated HoldCo facility	149,500	(47)	(4,851)	1,453	143,149	50,000	8.6	March 2020
Credit agreement	1,346	(1)	(161)	11	1,173	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility	187,000	—	—	—	187,000	188,000	4.2	March 2018
Working capital facility(4)	136,500	—	—	—	136,500	—	3.9	March 2020
Total debt	$771,852	$(217)	$(14,655)	$6,252	$750,728	$238,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $263.9 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(3)	The Aggregation facility was amended in March 2017. See the section captioned “—Aggregation Facility.”
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

The 2017 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. The borrower is required to maintain an average debt service coverage ratio of 1.20 to 1. As of September 30, 2017, the Company was in compliance with such covenants.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the 2017 Term Loan Portfolio. In addition, the Company guarantees certain obligations of the borrower under the 2017 Term Loan Facility.

Interest expense for the 2017 Term Loan Facility was approximately $3.2 million and $9.4 million for the three and nine months ended September 30, 2017. No interest expense was incurred for the three and nine months ended September 30, 2016. As of September 30, 2017, the Company had $19.2 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

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

For the initial four years of the term of the 2016 Term Loan Facility, interest on borrowings accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.00%. Thereafter, interest accrues at an annual rate equal to LIBOR plus 3.25%. The Company has entered into an interest rate swap hedging arrangement such that approximately 90% of the aggregate principal amount of the outstanding term loan is subject to a fixed interest rate. See Note 11—Derivative Financial Instruments. Certain principal payments are due on a quarterly basis subject to the occurrence of certain events, including proceeds received by the borrower or subsidiary guarantors in respect of casualties, proceeds received for purchased systems, and failure to meet certain distribution conditions. Estimated principal payments due in the next 12 months are classified as the current portion of long-term debt, net of the related unamortized debt issuance costs. Optional prepayments, in whole or in part, are permitted under the 2016 Term Loan Facility, without premium or penalty apart from any customary LIBOR breakage provisions.

The 2016 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account was funded with the outstanding letters of credit under the 2016 Term Loan Facility. As such, the debt service reserve is not classified as restricted cash and cash equivalents on the condensed consolidated balance sheets. The borrower is required to maintain an average debt service coverage ratio of 1.55 to 1. As of September 30, 2017, the Company was in compliance with such covenants.

Prior to the maturity of the 2016 Term Loan Facility, a fund investor could exercise a put option in two of the Company’s investment funds and require the Company to purchase the fund investor’s interest in those investment funds. As such, the Company was required to establish a $2.9 million reserve at the inception of the 2016 Term Loan Facility in order to pay the fund investor if either of the put options is exercised prior to the maturity of the 2016 Term Loan Facility. This reserve is classified as restricted cash and cash equivalents. Previously, the Company was required to establish a $2.4 million escrow account with respect to those systems in the 2016 Term Loan Portfolio that had not been placed in service as of the closing date. During the nine months ended September 30, 2017, these conditions were met and the escrow was released.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the underlying investment funds. In addition, the Company guarantees certain obligations of the borrower under the 2016 Term Loan Facility.

Interest expense for the 2016 Term Loan Facility was approximately $3.7 million and $2.2 million for the three months ended September 30, 2017 and 2016. Interest expense was approximately $10.8 million and $2.2 million for the nine months ended September 30, 2017 and 2016.

Subordinated HoldCo Facility

In March 2016, the Company entered into a financing agreement (the “Subordinated HoldCo Facility”) pursuant to which it borrowed an aggregate principal amount of $200.0 million of term loans from investment funds and accounts advised by HPS Investment Partners. The borrower under the Subordinated HoldCo Facility is Vivint Solar Financing Holdings, LLC, one of the Company’s wholly owned subsidiaries. Borrowings under the Subordinated Holdco Facility mature in March 2020. The Company may not prepay any borrowings outside of required prepayments until March 2018, and any subsequent prepayments of principal are subject to a 3.0% fee. Borrowings under the Subordinated HoldCo Facility were used for the construction and acquisition of solar energy systems.

Interest accrues at a floating rate of LIBOR plus 8.0%. Certain principal payments are due on a quarterly basis. Estimated principal payments due in the next 12 months are classified as the current portion of long-term debt, net of the related unamortized debt issuance costs.

The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. As of September 30, 2017, the Company was in compliance with such covenants. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s wholly owned subsidiaries and the parent company of the borrower, and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Interest expense for the Subordinated HoldCo Facility was approximately $5.0 million and $2.6 million for the three months ended September 30, 2017 and 2016. Interest expense was approximately $14.4 million and $4.4 million for the nine months ended September 30, 2017 and 2016. A $10.4 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) pursuant to which Goldman Sachs, through GSUIG Real Estate Member LLC, committed to lend an aggregate principal amount of up to $3.0 million upon the satisfaction of certain conditions and the approval of the lenders. Proceeds from the Credit Agreement were used for the deployment of certain solar energy systems. Principal and interest payments under the Credit Agreement will be paid quarterly over the term of the loan until the final maturity date of February 2023. The Company did not draw upon the full borrowing capacity of the Credit Agreement, and no borrowing capacity remained as of September 30, 2017. Interest accrues on borrowings at a rate of 6.50%. Interest expense under the Credit Agreement was de minimis for the three months ended September 30, 2017 and 2016. Interest expense was approximately $0.1 million and de minimis for the nine months ended September 30, 2017 and 2016.

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

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of September 30, 2017, the Company was in compliance with such covenants.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was approximately $2.5 million and $3.0 million for the three months ended September 30, 2017 and 2016. Interest expense was approximately $7.6 million and $11.2 million for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the current portion of debt issuance costs of $3.1 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $6.1 million was recorded in other non-current assets, net. As of September 30, 2017, the Company had $3.0 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents. The interest reserve increases as borrowings increase under the Aggregation Facility.

Working Capital Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Available borrowings under the Working Capital Facility are subject to a borrowing base tied to the (1) level of PPA and Solar Lease systems under development and (2) combined future available tax equity fund commitments and available borrowing capacity under the Company’s back-leverage facilities. To the extent that outstanding borrowings exceed the borrowing base, the Company would be required to repay borrowings under the Working Capital Facility. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. In addition to the outstanding borrowings as of September 30, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts.

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

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of September 30, 2017, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was approximately $1.6 million and $1.4 million for the three months ended September 30, 2017 and 2016. Interest expense was approximately $4.9 million and $4.4 million for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the current portion of debt issuance costs of $0.5 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $0.8 million was recorded in other non-current assets, net.

Interest Expense and Amortization of Debt Issuance Costs

For the three months ended September 30, 2017 and 2016, total interest expense incurred under all debt obligations was approximately $16.0 million and $9.2 million, of which $1.9 million and $1.8 million was amortization of debt issuance costs. For the nine months ended September 30, 2017 and 2016, total interest expense incurred under all debt obligations was approximately $47.2 million and $22.2 million, of which $6.9 million and $4.5 million was amortization of debt issuance costs.

11.	Derivative Financial Instruments

Derivative financial instruments consisted of the following at fair value (in thousands):

	September 30, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$12,283	Other non-current assets
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,834	Other non-current liabilities

	December 31, 2016
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,317	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the 2016 Term Loan Facility, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. As of September 30, 2017, the notional amount of these interest rate swaps was $263.9 million. The notional amount of the interest rate swaps decreases through July 31, 2028 similar to the Company’s estimated monthly and quarterly principal payments on its loans through that date. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses on the effective portion are recorded in other comprehensive income (“OCI”). The amount of accumulated other comprehensive income (“AOCI”) expected to be reclassified to interest expense within the next 12 months is approximately $1.2 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. As of September 30, 2017, the Company had entered into interest rate swaps with an aggregate notional amount of $77.0 million. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense, net.

The Company records derivatives at fair value. The effect of derivative financial instruments on the condensed consolidated statements of comprehensive income and the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended September 30,
	2017	2016	Location of Gain (Loss)
Derivatives designated as cash flow hedges:
(Losses) gains recognized in OCI - effective portion:
Interest rate swaps	$(828)	$715	OCI

Gains reclassified from AOCI into income - effective portion:
Interest rate swaps	$156	$—	Interest expense

Gains recognized in income - ineffective portion:
Interest rate swaps	$120	$258	Other expense, net

	Three Months Ended September 30,
	2017	2016	Location of Loss
Derivatives not designated as hedging instruments:
Interest rate swaps	$(320)	$—	Other expense, net

	Nine Months Ended September 30,
	2017	2016	Location of Gain (Loss)
Derivatives designated as cash flow hedges:
(Losses) gains recognized in OCI - effective portion:
Interest rate swaps	$(2,688)	$715	OCI

Gains reclassified from AOCI into income - effective portion:
Interest rate swaps	$13	$—	Interest expense

Gains recognized in income - ineffective portion:
Interest rate swaps	$641	$258	Other expense, net

	Nine Months Ended September 30,
	2017	2016	Location of Loss
Derivatives not designated as hedging instruments:
Interest rate swaps	$(1,834)	$—	Other expense, net

12.	Investment Funds

As of September 30, 2017 and December 31, 2016, the Company had 21 and 20 investment funds for the purpose of funding the purchase of solar energy systems. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$27,983	$23,190
Accounts receivable, net	9,575	3,958
Prepaid expenses and other current assets	1,179	761
Total current assets	38,737	27,909
Solar energy systems, net	1,434,679	1,273,813
Other non-current assets, net	5,814	1,781
Total assets	$1,479,230	$1,303,503
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$11,664	$16,176
Current portion of deferred revenue	8,198	8,148
Accrued and other current liabilities	4,456	4,458
Total current liabilities	24,318	28,782
Deferred revenue, net of current portion	29,513	33,536
Other non-current liabilities	1,455	1,875
Total liabilities	$55,286	$64,193

Under the fund agreements, cash distributions of income and other receipts by the funds, net of agreed-upon expenses and estimated expenses, tax benefits and detriments of income and loss, and tax benefits of tax credits, are assigned to the fund investors and the Company’s subsidiaries as specified in contractual arrangements. As such, the cash held in investment funds is not readily available to the Company due to the timing of distributions. Certain of these fund arrangements have call and put options to acquire the investor’s equity interest as specified in the contractual agreements. Once the investor’s equity interest is acquired by the Company, the assets, liabilities and operations of the investment fund become wholly owned and no longer require an assessment of non-controlling interests.

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of September 30, 2017 and December 31, 2016, the cumulative total of contributions into the VIEs by all investors was $1,213.2 million and $1,050.9 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $58.9 million and $60.5 million as of September 30, 2017 and December 31, 2016.

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

The lease pass-through financing obligation is nonrecourse. As of September 30, 2017 and December 31, 2016, the Company had recorded financing liabilities of $35.1 million and $40.4 million related to this fund arrangement, of which $29.3 million and $34.2 million was deferred revenue and $5.8 million and $6.2 million was the lease pass-through financing obligation recorded in other liabilities.

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

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. No distributions were paid to reimburse fund investors during the three months ended September 30, 2017. Distributions paid to reimburse fund investors totaled $8.4 million during the nine months ended September 30, 2017. As of September 30, 2017, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of September 30, 2017 and December 31, 2016, which is classified as restricted cash and cash equivalents.

13.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30,	December 31,
	2017	2016
Shares available for grant under equity incentive plans	13,626	11,596
Restricted stock units issued and outstanding	6,534	7,964
Stock options issued and outstanding	3,476	4,184
Long-term incentive plan	2,706	2,706
Total	26,342	26,450

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2016	$129,676
Contributions from redeemable non-controlling interests	37,181
Distributions to redeemable non-controlling interests	(5,812)
Net loss	(33,212)
Balance as of September 30, 2017	$127,833

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2016	$556,298	$110,536	$666,834
Cumulative-effect adjustment from adoption of ASU 2016-09	806	—	806
Stock-based compensation expense	9,501	—	9,501
Issuance of common stock	603	—	603
Contributions from non-controlling interests	—	125,110	125,110
Distributions to non-controlling interests	—	(23,450)	(23,450)
Total other comprehensive loss	(1,604)	—	(1,604)
Net income (loss)	25,177	(122,171)	(96,994)
Balance as of September 30, 2017	$590,781	$90,025	$680,806

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

Equity Incentive Plans

2014 Equity Incentive Plan

The Company currently grants equity awards through its 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance share units (“PSUs”), performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.

As of September 30, 2017, a total of 13.6 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.4 million shares became available to grant in January 2017 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the nine months ended September 30, 2017 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2016	4,184	$1.64		$4,876
Granted	108	2.85
Exercised	(556)	1.08
Cancelled	(260)	1.02
Outstanding—September 30, 2017	3,476	$1.82	6.8	$6,257
Options vested and exercisable—September 30, 2017	1,699	$1.55	6.1	$3,628

RSUs and PSUs

RSU and PSU activity for the nine months ended September 30, 2017 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2016	7,964	$3.14
Granted	3,083	3.29
Vested	(3,962)	3.17
Forfeited	(551)	2.98
Outstanding at September 30, 2017	6,534	$3.20

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$164	$877	$738	$1,817
Sales and marketing	601	860	2,710	2,473
General and administrative	1,421	1,940	5,763	2,493
Research and development	63	1	290	(638)
Total stock-based compensation	$2,249	$3,678	$9,501	$6,145

Unrecognized stock-based compensation expense for time-based stock options, RSUs and PSUs as of September 30, 2017 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs and PSUs	$13,916	1.6
Time-based stock options	1,449	1.3
Total unrecognized stock-based compensation expense	$15,365

15.	Income Taxes

The income tax expense for the three months ended September 30, 2017 and 2016 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (33.1)% and 7.0%. For the nine months ended September 30, 2017 and 2016, the Company’s consolidated effective income tax rate was (22.5)% and (5.5)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2017 and 2016 were primarily attributable to the effect of non-controlling interests and redeemable non-controlling interests, federal investment tax credits and amortization of the prepaid tax asset. Also contributing to the variance for the nine months ended September 30, 2016 was the goodwill impairment charge.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net, of $482.4 million and $419.5 million as of September 30, 2017 and December 31, 2016.

Uncertain Tax Positions

As of September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits. There was no interest or penalties accrued for any uncertain tax positions as of September 30, 2017 and December 31, 2016. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. The U.S. and state jurisdictions in which the Company operates have statutes of limitations that generally range from three to four years. The Company’s federal, state and local income tax returns starting with the 2014 tax year are subject to audit. The Company’s 2013 income tax returns for two states are also subject to audit.

16.	Related Party Transactions

The Company’s condensed consolidated statements of operations included the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue—operating leases and incentives	$70	$661	$701	$2,677
Sales and marketing	697	711	1,959	1,807
General and administrative	15	107	139	388

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint, Inc. (“Vivint”). Some of those agreements related to the Company’s use of certain of Vivint’s information technology and infrastructure services; however, the Company stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ existing marketing and customer relations agreement. The Company and Vivint also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement. The Company incurred fees under agreements with Vivint of $0.7 million and $0.8 million for the three months ended September 30, 2017 and 2016, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $1.8 million and $3.2 million for the nine months ended September 30, 2017 and 2016.

Payables to Vivint recorded in accounts payable—related party were $0.5 million and $0.2 million as of September 30, 2017 and December 31, 2016. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $6.2 million and $3.7 million as of September 30, 2017 and December 31, 2016. The Company provided a reserve of $0.8 million and $1.3 million as of September 30, 2017 and December 31, 2016 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.8 million and $1.6 million as of September 30, 2017 and December 31, 2016, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $4.0 million and $4.5 million for the three months ended September 30, 2017 and 2016. The aggregate expense incurred under these operating leases was $12.4 million and $13.1 million for the nine months ended September 30, 2017 and 2016.

Letters of Credit

As of September 30, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts and under the 2016 Term Loan Facility for $12.1 million related to the debt service reserve for the 2016 Term Loan Facility. See Note 10—Debt Obligations.

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

Legal Proceedings

In November and December 2014, two putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York against the Company, its directors, certain of its officers and the underwriters of the Company’s initial public offering of common stock alleging violation of securities laws and seeking unspecified damages. In January 2015, the Court ordered these cases to be consolidated into the earlier filed case, Hyatt v. Vivint Solar, Inc. et al., 14-cv-9283 (KBF). The plaintiffs filed a consolidated amended complaint in February 2015. In May 2015, the Company filed a motion to dismiss the complaint and in December 2015, the Court issued an Opinion and Order dismissing the complaint with prejudice. In January 2016, the plaintiffs filed a Notice of Appeal to the Second Circuit Court of Appeals. In June 2017, the Court of Appeals issued its opinion affirming the District Court’s dismissal of the complaint. The plaintiffs did not petition for review in the U.S. Supreme Court. As a result, these matters are concluded.

In September 2015, two of the Company’s customers, on behalf of themselves and a purported class, named the Company in a putative class action, Case No. BCV-15-100925(Cal. Super. Ct., Kern County), alleging violation of California Business and Professions Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint sought: (1) rescission of their PPAs along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. In October 2015, the Company moved to compel arbitration of the plaintiffs’ claims pursuant to the provisions set forth in the PPAs, which the Court granted and dismissed the class claims without prejudice. The plaintiffs appealed the Court’s order. On July 26, 2017, the Court of Appeal for the Fifth Appellate District ruled that all issues concerning the interpretation, validity, or enforceability of the PPAs, including the arbitrability of class claims, must be submitted to arbitration. The appellate court vacated the portion of the trial court's order dismissing class claims, requiring that issue to be determined by an arbitrator. The case is now proceeding in arbitration administered by JAMS. The Company is unable to estimate the amount or range of potential loss, if any, at this time.

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

18.	Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income available (loss attributable) per share to common stockholders for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income available (loss attributable) to common stockholders	$6,905	$16,696	$25,177	$(2,152)
Denominator:
Shares used in computing net income available (loss attributable) per share to common stockholders, basic	114,505	108,692	112,554	107,516
Weighted-average effect of potentially dilutive shares to purchase common stock	4,960	4,652	5,271	—
Shares used in computing net income available (loss attributable) per share to common stockholders, diluted	119,465	113,344	117,825	107,516
Net income available (loss attributable) per share to common stockholders:
Basic	$0.06	$0.15	$0.22	$(0.02)
Diluted	$0.06	$0.15	$0.21	$(0.02)

For the three months ended September 30, 2017 and 2016, 0.2 million shares and 0.3 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the nine months ended September 30, 2017, 0.8 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the nine months ended September 30, 2016, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the U.S. federal investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our ability to increase solar energy system sales;
•	our relationship with our sister company Vivint, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation and other disputes; and
•	our ability to maintain our brand and protect our intellectual property;

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

Of the 139.2 megawatts installed in the nine months ended September 30, 2017, approximately 76% were installed under PPAs, 3% were installed under Solar Leases and 21% were installed under System Sales.

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

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by co-investing or entering into lease arrangements with fund investors who value the resulting customer receivables and ITCs, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” Tax equity investments are generally structured as non-recourse project financings known as investment funds. In the context of the distributed solar energy market, tax equity investors make an upfront advance payment to a sponsor through an investment fund in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems. In these investment funds, the U.S. federal tax attributes offset taxes that otherwise would have been payable on the investors’ other operations. The terms and conditions of each investment fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional investment funds.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Solar energy system installations	7,076	8,266	20,765	24,611
Megawatts installed	46.5	58.8	139.2	175.1

Solar energy system installations and megawatts installed have decreased for the three and nine months ended September 30, 2017 compared to the respective prior periods due in part to our taking a disciplined approach to install solar energy systems more profitably, slowing growth in the residential solar market, as well as increased competition. Our focus on profitability has included increasing System Sales, increasing prices in certain markets and expanding in markets with larger returns on investment, which has contributed to the decreases in solar energy system installations and megawatts installed.

	September 30,	December 31,
	2017	2016
Cumulative solar energy system installations	120,363	99,598
Cumulative megawatts installed	820.3	681.1
Estimated nominal contracted payments remaining (in millions)	$2,913.2	$2,568.6
Estimated retained value under energy contracts (in millions)	$1,175.5	$1,015.1
Estimated retained value of renewal (in millions)	$359.7	$299.4
Estimated retained value (in millions)	$1,535.2	$1,314.5
Estimated retained value per watt	$1.98	$1.98

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

Effective January 1, 2017, we adopted Accounting Standards Update, or ASU, 2016-09, ASU 2017-09 and ASU 2015-11. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The adoption of ASU 2016-09 resulted in a net $1.2 million reduction to retained earnings as of January 1, 2017. ASU 2017-09 clarifies when changes to equity awards require the use of modification accounting guidance. This guidance was adopted prospectively and no prior periods were adjusted. ASU 2015-11 changes the measurement principle for inventories valued under the first-in, first-out or weighted-average methods from lower of cost or market to the lower of cost or net realizable value. We adopted ASU 2015-11 prospectively and no prior periods were adjusted. See Note 2—Summary of Significant Accounting Policies for additional details on these ASUs.

There have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

Components of Results of Operations

Revenue

Operating Leases and Incentives.     We classify and account for our PPAs as operating leases, and recognize revenue from these contracts based on the actual amount of power generated at rates specified under the contracts. We also classify and account for our Solar Leases, which include performance guarantees, as operating leases. Depending on the level of the guarantee, we either recognize revenue based on the amount of power generated at rates specified under the contracts and establish a reserve for those lease contracts for which we may have to make a payment at the end of each year to the customer if the solar energy systems do not meet a guaranteed production level in the prior 12-month period; or we recognize revenue on a straight-line basis over the lease term.

One of our investment funds is structured as a lease pass-through fund arrangement. Under the agreement, we contributed solar energy systems and the investor made large upfront payments to one of our wholly owned subsidiaries and is obligated to make subsequent periodic payments. We allocated a portion of the aggregate payments received from the fund investor to the estimated fair value of assigned ITCs, and the balance to the future customer lease payments that are also assigned to the investor. The fair value of the ITCs was estimated by multiplying the ITC rate of 30% by the fair value of the systems that were sold to the lease pass-through fund. The fair value of the systems was determined by independent appraisals. Our subsidiary has an obligation to ensure the solar energy systems are in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, we recognize revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The amounts allocated to the ITCs are initially recorded as deferred revenue in the condensed consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to the ITCs is recognized as revenue from operating leases and solar energy systems incentives in the condensed consolidated statements of operations based on the anniversary of each solar energy system’s placed in service date.

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

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily includes revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue from System Sales as a percentage of total revenue has increased significantly during the three and nine months ended September 30, 2017 as a result of our increased focus on System Sales. Revenue related to the sale of photovoltaic installation devices and software products follows the respective revenue recognition guidance for these sales. We anticipate solar energy system and product sales to continue to increase as a percentage of total revenue over time, albeit at a slower rate than what we have experienced year to date. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Operating leases and other incentives	$35,438	$26,984	$90,023	$65,070
SREC sales	8,911	4,904	24,857	13,457
ITC revenue	1,560	1,506	4,831	1,506
Total operating leases and incentives	45,909	33,394	119,711	80,033

System Sales	28,805	7,228	80,118	11,873
Photovoltaic installation devices and software products	425	640	1,419	1,490
Total solar energy system and product sales	29,230	7,868	81,537	13,363
Total revenue	$75,139	$41,262	$201,248	$93,396

Operating Expenses

Cost of Operating Leases and Incentives Revenue.     Cost of operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of operating leases and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In the fourth quarter of 2017, we expect the cost of operating leases and incentives to increase in absolute dollars compared to the third quarter of 2017 primarily due to depreciation associated with additional solar energy systems being placed in service.

Cost of Solar Energy System and Product Sales Revenue.     Cost of solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation devices and software products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In the fourth quarter of 2017, we expect the cost of solar energy system and product sales to increase in absolute dollars compared to the third quarter of 2017 due to increased volume of System Sales.

In addition, the U.S. International Trade Commission, or the USITC, has reviewed the impact of imported crystalline silicon cells and modules on domestic solar manufacturers and found in September 2017 that injury had occurred. On October 31, 2017, the USITC issued three remedy recommendations and is expected to formally send them to the President of the United States by November 13, 2017. If approved by the President, any of the proposals could have a significant impact on our costs, business and prospects. The President will have 60 days to decide whether to adopt any of the remedies proposed by the USITC or the President may impose another remedy, including import volume limits, and other means, which could increase the prices of solar cells and modules from most countries outside the United States. This has created higher near-term demand and pricing, and depending on the ultimate remedy, could significantly increase our costs for solar panels.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In the fourth quarter of 2017, we expect sales and marketing expenses to remain consistent in absolute dollars compared to the third quarter of 2017.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation devices, other solar technologies and software products. Research and development costs are charged to expense when incurred. In the fourth quarter of 2017, we expect research and development expenses to remain consistent in absolute dollars compared to the third quarter of 2017.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. Our financial results have included charges for the use of services provided by Vivint. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented; however, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. We continued to use certain of Vivint’s information technology and infrastructure until we transitioned off in July 2017. In the fourth quarter of 2017, we expect general and administrative expenses to remain consistent in absolute dollars compared to the third quarter of 2017.

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

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of capital lease obligations not included in solar energy systems. In the fourth quarter of 2017, we expect interest expense to be higher in absolute dollars compared to the third quarter of 2017 as we have incurred additional indebtedness. Additionally, most of our debt facilities accrue interest at floating rates and increases in those floating rates would result in higher interest expense.

Other Expense (Income), net.     Other expense (income), net primarily includes changes in fair value for the ineffective portion of our cash flow hedge and other interest rate swaps and in 2016 included interest and penalties associated with tax payments.

Income Tax Expense (Benefit).     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available (Loss Attributable) to Common Stockholders

We determine the net income available (loss attributable) to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of September 30, 2017, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
Operating leases and incentives	$45,909	$33,394	$119,711	$80,033
Solar energy system and product sales	29,230	7,868	81,537	13,363
Total revenue	75,139	41,262	201,248	93,396
Operating expenses:
Cost of revenue—operating leases and incentives	34,731	39,268	103,564	115,566
Cost of revenue—solar energy system and product sales	22,168	6,468	63,664	10,606
Sales and marketing	9,808	8,617	28,037	32,078
Research and development	896	842	2,687	2,218
General and administrative	19,379	19,022	60,259	60,006
Amortization of intangible assets	139	342	418	762
Impairment of goodwill	—	—	—	36,601
Total operating expenses	87,121	74,559	258,629	257,837
Loss from operations	(11,982)	(33,297)	(57,381)	(164,441)
Interest expense	16,148	9,361	47,707	22,539
Other expense (income), net	195	(434)	1,186	(95)
Loss before income taxes	(28,325)	(42,224)	(106,274)	(186,885)
Income tax expense (benefit)	9,375	(2,959)	23,932	10,245
Net loss	(37,700)	(39,265)	(130,206)	(197,130)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(44,605)	(55,961)	(155,383)	(194,978)
Net income available (loss attributable) to common stockholders	$6,905	$16,696	$25,177	$(2,152)

Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Revenue:
Operating leases and incentives	$45,909	$33,394	$12,515
Solar energy system and product sales	29,230	7,868	21,362
Total revenue	$75,139	$41,262	$33,877

Operating Leases and Incentives. The $12.5 million increase was due in part to an $8.5 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 35%. In addition, SREC sales increased $4.0 million primarily driven by the increased solar energy systems in service.

Solar Energy System and Product Sales. The $21.4 million increase was primarily due to our increased focus on System Sales, which has resulted in a significant increase in solar energy systems placed in service under System Sales.

Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$34,731	$39,268	$(4,537)
Cost of revenue—solar energy system and product sales	22,168	6,468	15,700
Sales and marketing	9,808	8,617	1,191
Research and development	896	842	54
General and administrative	19,379	19,022	357
Amortization of intangible assets	139	342	(203)
Total operating expenses	$87,121	$74,559	$12,562

Cost of Revenue—Operating Leases and Incentives. The $4.5 million decrease was due in part to a $5.5 million decrease in non-capitalized compensation and benefits primarily due to decreases in installation and operations employee headcount as a result of lower installation volume and a $1.9 million decrease in facility, warehouse and other building costs. These decreases were partially offset by a $3.4 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $15.7 million increase reflected the increase in the volume of System Sales.

Sales and Marketing Expense. The $1.2 million increase was primarily due to a $1.8 million increase in compensation and benefits resulting from an increase in inside sales, marketing and corporate sales employee headcount. This increase was partially offset by a $0.8 million decrease in pre-installation sales activities.

General and Administrative Expense. The $0.4 million increase was due in part to a $1.2 million increase in compensation and benefits primarily related to additional hiring of information technology employees.

Non-Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Interest expense	$16,148	$9,361	$6,787
Other expense (income), net	195	(434)	629

Interest Expense. Interest expense increased $6.8 million primarily due to additional borrowings year over year.

Other Expense (Income), net. The $0.6 million change from other income to other expense was primarily due to unrealized net losses of $0.5 million related to our derivative financial instruments that were recognized during 2017.

Income Taxes

	Three Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Income tax expense (benefit)	$9,375	$(2,959)	$12,334

The $12.3 million change from income tax benefit to income tax expense was primarily attributable to a $10.3 million decrease in income tax credits, a tax-effected $4.6 million reduced loss before income taxes, a $0.8 million reduced domestic production activities deduction, and $0.7 million of increased amortization related to the prepaid tax asset. These increases in income tax expense were partially offset by $4.0 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(44,605)	$(55,961)	$11,356

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $11.4 million decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests reflects lower volumes of solar energy systems installed and placed in service compared to the same period in 2016. Additionally, the decrease is due in part to a larger portion of our volumes being comprised of Solar Sales, for which we do not retain ownership.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Revenue:
Operating leases and incentives	$119,711	$80,033	$39,678
Solar energy system and product sales	81,537	13,363	68,174
Total revenue	$201,248	$93,396	$107,852

Operating Leases and Incentives. The $39.7 million increase was due in part to a $25.0 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 35%. In addition, SREC sales increased $11.4 million primarily driven by the increased solar energy systems in service, and revenue related to our lease pass-through fund arrangement increased $3.3 million as additional deferred ITC revenue was recognized.

Solar Energy System and Product Sales. The $68.2 million increase was primarily due to our increased focus on System Sales, which has resulted in a significant increase in solar energy systems placed in service under System Sales.

Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Operating expenses:
Cost of revenue—operating leases and incentives	$103,564	$115,566	$(12,002)
Cost of revenue—solar energy system and product sales	63,664	10,606	53,058
Sales and marketing	28,037	32,078	(4,041)
Research and development	2,687	2,218	469
General and administrative	60,259	60,006	253
Amortization of intangible assets	418	762	(344)
Impairment of goodwill	—	36,601	(36,601)
Total operating expenses	$258,629	$257,837	$792

Cost of Revenue—Operating Leases and Incentives. The $12.0 million decrease was due in part to a $23.1 million decrease in non-capitalized compensation and benefits primarily due to decreases in installation and operations employee headcount as a result of lower installation volume. This decrease was partially offset by a $11.9 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $53.1 million increase reflected the increase in the volume of System Sales.

Sales and Marketing Expense. The $4.0 million decrease was due in part to a $2.6 million decrease in marketing and brand awareness activities and a $2.1 million decrease in pre-installation sales activities. These decreases were partially offset by a $1.0 million increase in compensation and benefits resulting from an increase in inside sales, marketing and corporate sales employee headcount.

Research and Development Expense. The $0.5 million increase was primarily due to an increase in stock-based compensation expense resulting from forfeitures in the second quarter of 2016 that reduced stock-based compensation expense in nine months ended September 30, 2016.

General and Administrative Expense. The $0.3 million increase was due in part to a $4.7 million increase in compensation and benefits primarily related to additional hiring of information technology employees and a $3.9 million increase in stock-based compensation resulting primarily from forfeitures in the second quarter of 2016 that reduced stock-based compensation expense in the nine months ended September 30, 2016. These increases were partially offset by a $4.6 million decrease in legal and other costs related to the failed acquisition by SunEdison. Additionally, $2.2 million in costs were incurred in the second quarter of 2016 related to severance for senior management who left our company and other organizational changes during that period, and a $1.0 million fee was incurred to terminate and settle our commercial and industrial investment fund in the second quarter of 2016.

Impairment of Goodwill. An impairment charge of $36.6 million was recorded in 2016 to write off the entire value of goodwill as it was deemed to be fully impaired as of March 31, 2016.

Non-Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Interest expense	$47,707	$22,539	$25,168
Other expense (income), net	1,186	(95)	1,281

Interest Expense. Interest expense increased $25.2 million primarily due to additional borrowings year over year.

Other Expense (Income), net. The $1.3 million change from other income to other expense was primarily due to unrealized net losses of $1.5 million related to our derivative financial instruments that were recognized during 2017.

Income Taxes

	Nine Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Income tax expense	$23,932	$10,245	$13,687

The $13.7 million increase in income tax expense was primarily attributable to a tax-effected $28.2 million reduced loss before income taxes, a $5.9 million decrease in income tax credits, a $4.3 million reduced domestic production activities deduction, and $2.5 million of increased amortization related to the prepaid tax asset. These increases in income tax expense were partially offset by $13.9 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests, and a tax-effected $12.8 million associated with the goodwill impairment charge during 2016.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Nine Months Ended
	September 30,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(155,383)	$(194,978)	$39,595

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $39.6 million decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests reflects lower volumes of solar energy systems installed and placed in service compared to the same period in 2016. Additionally, the decrease is due in part to a larger portion of our volumes being comprised of Solar Sales, for which we do not retain ownership.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $101.8 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations. Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, working capital requirements and the satisfaction of our obligations under our debt instruments. Our business model requires substantial outside financing arrangements to grow the business and facilitate the deployment of additional solar energy systems. While there can be no assurances, we anticipate raising additional required capital from new and existing fund investors, additional borrowings and other potential financing vehicles.

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

Sources of Funds

Investment Fund Commitments

As of October 31, 2017, we had raised 21 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.4 billion, which will enable us to install solar energy systems of total fair market value approximating $3.6 billion. The undrawn committed capital for these funds as of October 31, 2017 is approximately $106.9 million, which includes approximately $55.1 million in payments that will be received from fund investors upon interconnection to the respective power grid of solar energy systems that have already been allocated to investment funds. As of October 31, 2017, we had tax equity commitments to fund approximately 63 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $247.9 million.

Debt Instruments

Debt obligations consisted of the following as of September 30, 2017 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
2017 Term loan facility	$201,446	$—	6.0%	January 2035
2016 Term loan facility(1)	291,293	—	4.2	August 2021
Subordinated HoldCo facility	198,125	—	9.3	March 2020
Credit agreement	1,303	—	6.5	February 2023
Revolving lines of credit
Aggregation facility(2)	100,000	275,000	4.5	September 2020
Working capital facility(3)	121,500	15,000	4.5	March 2020
Total debt	$913,667	$290,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $263.9 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	The Aggregation facility was amended in March 2017. See Note 10—Debt Obligations.
(3)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at September 30, 2017.

Revenue from Operations

In the three and nine months ended September 30, 2017, we generated $45.9 million and $119.7 million in revenue from operating leases and incentives, which approximates cash inflow with the exception of $1.6 million and $4.8 million of operating lease revenue related to ITCs in our lease pass-through fund. Cash related to our solar energy systems sales is generally received prior to revenue recognition and we received $24.4 million and $83.4 million related to system sales for the three and nine months ended September 30, 2017. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
Net cash (used in) provided by:	(In thousands)
Operating activities	$(24,674)	$(123,880)
Investing activities	(226,469)	(329,002)
Financing activities	256,312	473,706
Net increase in cash and cash equivalents	$5,169	$20,824

Operating Activities

In the nine months ended September 30, 2017, we had a net cash outflow from operations of $24.7 million. This outflow was primarily due to a $130.2 million net loss and a $63.0 million increase in prepaid tax assets. These outflows were partially offset by a $98.5 million noncash adjustment for deferred income taxes, a $44.7 million noncash adjustment for depreciation and amortization, a $16.3 million decrease in other current assets and a $9.5 million noncash adjustment for stock-based compensation.

Investing Activities

In the nine months ended September 30, 2017, we used $226.5 million in investing activities primarily due to $211.2 million in costs associated with the design, acquisition and installation of solar energy systems and an $18.7 million increase to restricted cash and cash equivalents due primarily to the requirements of the 2017 Term Loan Facility. These outflows were partially offset by $2.2 million in proceeds from state tax credits.

Financing Activities

In the nine months ended September 30, 2017, we generated $256.3 million from financing activities, of which $306.8 million was received in proceeds from long-term debt and $162.3 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds. These proceeds were partially offset by repayments of long-term debt of $164.9 million, distributions to non-controlling interests and redeemable non-controlling interests of $33.8 million, and payments for debt issuance and deferred offering costs of $13.7 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2016 are laid out in the following table. Material changes that have occurred during the nine months ended September 30, 2017 are included in the footnotes to the table.

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

(1)

Does not include additional borrowings and repayments during the nine months ended September 30, 2017, which resulted in a net $141.8 million increase in principal borrowings. These borrowings included the following activity: under the 2017 Term Loan Facility maturing in January 2035, we incurred a net $201.4 million of principal borrowings; under the Subordinated HoldCo Facility maturing in March 2020, we incurred a net $48.6 million in principal borrowings; under the Aggregation Facility, amended in March 2017 to mature in September 2020, we reduced principal borrowings by a net $87.0 million; under the Working Capital facility maturing in March 2020, we reduced principal borrowings by $15.0 million; and under the 2016 Term Loan Facility maturing in August 2021, we reduced principal borrowings by $6.2 million. For additional information, see Note 10—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the nine months ended September 30, 2017, which for payments due in less than one year increased $22.5 million, payments due in one to three years increased $42.9 million, payments due in three to five years increased $26.9 million and payments due in more than five years increased $80.5 million.

(3)	During the nine months ended September 30, 2017, distributions payable to non-controlling interests and redeemable non-controlling interests decreased by $4.5 million.

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

As of September 30, 2017, we had cash and cash equivalents of $101.8 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of September 30, 2017, interest on our floating-rate debt facilities accrued at a weighted-average rate of approximately 6.6%. A hypothetical 10% increase in the interest rates on our floating-rate debt facilities would have increased our interest expense by approximately $2.2 million for the nine months ended September 30, 2017.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments, or cause these investors to require a larger allocation of customer payments. It is not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of October 31, 2017, we had raised 21 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.4 billion, which will enable us to install solar energy systems of total fair market value approximating $3.6 billion. As of October 31, 2017, we had remaining residential tax equity commitments to fund approximately 63 megawatts of future deployments, which we estimate to be sufficient to fund solar energy systems with a total fair market value of approximately $247.9 million.

The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors’ commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. For example, during the year ended December 31, 2016 and the nine months ended September 30, 2017, we paid contractually agreed upon capital distributions of $2.7 million and $8.4 million to reimburse fund investors a portion of their capital contributions primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

•

changes in regulations by federal or state regulatory bodies that lower the cost of generating and transmitting electricity or otherwise reduce regulatory compliance costs for traditional utilities, or otherwise disadvantage residential solar energy providers relative to traditional utilities; and

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

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies of electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of distributed electricity generation systems to the power grid. Policies and regulations that promote renewable energy and customer-sited energy generation have been challenged by traditional utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In addition, it is unclear what, if any, actions the current presidential administration in the United States may take regarding existing regulations and policies that place limitations on nuclear, coal and gas electric generation, and fossil fuel mining and exploration. Changes in such policies and regulations could increase the cost or decrease the benefits of solar energy systems, or reduce costs and other limitations on competing forms of generation, and adversely affect our results of operations, cost of capital and growth prospects.

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would make our current products less competitive with the price of electricity from the power grid. Other regulatory revisions that could impact the competitiveness of our product include moving from a retail rate to a time-of-use compensation mechanism, imposition of fixed demand or grid-service charges, or limitations on whether third-party owned systems are eligible for such programs. For example, the California Public Utilities Commission recently issued a decision that will transition residential rates over four years from a four-tiered structure to a two-tiered structure, with only a 25% differential between the two rates and a surcharge for very high energy users. It is possible that changes such as these could have the effect of lowering the incentive for residential customers of investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reduce demand for our product. In addition, California has shifted to a time-of-use rate structure for all residential customers; Nevada and other jurisdictions are also developing time-of-use rate structures. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient or nonexistent could make our solar energy system offerings less competitive and reduce demand for our offerings. Several other states also use time-of-use rates. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection process have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities over distributed energy resources could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, in California, investor owned utilities are allowed to impose a minimum $10 fixed charge on the monthly bill for residential customers that elect net metering and also impose new fees for interconnection and other non-bypassable charges. Such non-bypassable charges are being authorized by other public utilities commissions outside of California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation. Specifically, in August 2017, the Arizona Corporation Commission adopted a settlement agreement between the Arizona Public Service Company and industry stakeholders under which demand charges based on a customer’s maximum average rate of energy consumed during a specified interval will be imposed on residential customers under certain rate schedules. In addition, the Nevada commission is currently considering increasing fixed charges to all residents in the state, including solar customers. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

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

Substantially all of our solar energy systems installed to date have been eligible for ITCs as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. The federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; the 30% rate continues until December 31, 2019. By statute, the ITC is scheduled to decrease to 26% for 2020, 22% for 2021 and 10% of the fair market value of a solar energy system on January 1, 2022, and the amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction or an inability to continue to monetize such benefits in our financing arrangements, the rate of growth of installations of our residential solar energy systems and our ability to maintain such systems could be negatively impacted. In addition, future changes in existing law and interpretations by the IRS and the courts with respect to certain matters, including but not limited to, treatment of the ITC and our financing arrangements, the taxation of business entities and the deductibility of interest expense could affect the amount that fund investors are willing to invest, which could reduce our access to capital. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2020, unless modified by an intervening change in law, will significantly impact the attractiveness of solar energy to these investors and could potentially harm our business. Moreover, if there is a reduction in the corporate tax rate, investors will place less value on accelerated depreciation, and will have less appetite for ITCs, which could also significantly impact the attractiveness of solar energy to these investors and could potentially harm our business.

Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. An inability to finance solar energy systems through tax-advantaged structures; to realize or monetize depreciation benefits; to monetize or otherwise receive the benefit of rebates, tax credits, SRECs or other financial incentives; or to otherwise structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new investment funds and our ability to offer attractive financing to prospective customers.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, New Hampshire, New York, Texas and Utah. Utilities are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commission. These revisions include capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered generation. In California, for example, customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, must take service on a new net metering successor tariff. For this new tariff, the California Public Utilities Commission largely uses the current net metering form with full retail compensation for exports, but allows the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. There are no caps under the new NEM successor tariff. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

On October 12, 2015, the Hawaii Public Utilities Commission issued an order closing the Hawaiian Electric Company’s net metering program to new participants and replaced this program with two new options for customers to interconnect to the utilities’ power grids, neither of which provides for compensation for exports at retail electricity rates.

In December 2016, the Arizona Corporation Commission decided to end traditional net metering and transition to a new distributed solar energy net metering compensation regime in which customers are paid for energy generated from solar energy systems located on their roofs pursuant to a resource comparison proxy methodology or avoided cost methodology. Each of these methodologies will yield a compensation rate that is less advantageous than was previously available to customers under the historical net metering regime, limited to a 10% step down in each utility’s rate annually. The Arizona Corporation Commission has also adopted a settlement agreement between the Arizona Public Service Company and industry stakeholders under which demand charges based on a customer’s maximum average rate of energy consumed during a specified interval will be imposed on residential customers under certain rate schedules. These changes reduce the value proposition for residential solar in Arizona as compared to residential solar under the traditional net metering regime.

In December 2016, Rocky Mountain Power submitted a request to the Utah Public Service Commission to request that the Commission implement new rates for net metered customers seeking interconnection. We, together with other parties and Rocky Mountain Power entered into a settlement agreement that was filed with the Utah Public Service Commission in August 2017. The settlement provides for (among other things): (1) an end to the current net metering program on November 15, 2017 and establishes a grandfathering period through 2035 for all customers enrolled in the program before such date; (2) a transition program through 2020 where customers will receive slightly less than the retail rate for their net metering credits through 2033; and (3) a new proceeding in front of the Utah Public Service Commission to study the value of rooftop solar based on the long-term benefits and costs of distributed energy systems. A decision from the Utah Public Service Commission approving the settlement agreement was issued in September 2017.

In July 2017, Nevada Power Company and Sierra Pacific Power Company submitted an application to the Nevada Public Service Commission proposing a change to the net metering program after the passage of the state Assembly Bill 405. The Nevada Public Service Commission conducted hearings on the matter in August and in September issued an order rejecting the Nevada Power Company and Sierra Pacific Power Company proposal. The Commission affirmed that AB 405 provides for monthly netting and established clarity on the tranche classifications for the monthly net excess generation compensation credits. The Commission is reviewing additional details of the Nevada Power Company and Sierra Pacific Power Company proposal to revise rates, including the rates applicable to net-metered customers, in the context of Nevada Power’s General Rate Case.

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

If and when net metering caps in certain jurisdictions are reached while they are still in effect, the value of the credit that customers receive for net metering is significantly reduced, utility rate structures are altered, or fees are imposed on net metering customers, future customers may be unable to recognize the same level of cost savings associated with net metering that current customers enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would significantly limit customer demand for our solar energy systems and the electricity they generate, could negatively affect existing customers and lead to missed payments or defaults, and could adversely impact our business, results of operations and future growth.

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

The U.S. government may also take broader actions to protect U.S. based manufacturers against imports of solar cells manufactured outside the United States, such as in southeast Asia, Japan, Germany and South Korea. Recently, a U.S.-based solar manufacturer, which filed for bankruptcy in mid-April, filed a petition under Section 201 of the Trade Act of 1974 for global safeguard relief with the USITC, and requested imposition of tariffs on solar cells and the establishment of a minimum price for solar modules imported into the United States. In May 2017, the USITC accepted the request to review the impact of imported crystalline silicon cells and modules on domestic solar manufacturers. The petition seeks steep tariffs and minimum price guarantees on certain solar energy equipment and modules manufactured anywhere outside the United States, including materials that we rely on to provide a cost-competitive product to our customers. On September 22, 2017, the USITC determined by unanimous vote that an injury had occurred. On October 31, 2017, the USITC issued three remedy recommendations and is expected to formally send them to the President of the United States by November 13, 2017. While the recommended tariff and quota remedies are less severe than the remedies requested by petitioners, if approved by the President, any of the proposals could have a significant impact on our costs, business and prospects. The President will have 60 days to decide whether to adopt any of the remedies proposed by the USITC or the President may impose another remedy, including import volume limits, and other means, which could increase the prices of solar cells and modules from most countries outside the United States, and not just China and Taiwan. In recent negotiations for future deliveries, we have seen some panel providers increase their prices. We believe this is the result of uncertainty regarding the outcome of the USITC investigation that has created higher near-term demand and pricing for solar cells and modules from U.S. purchasers seeking to acquire inventory in advance of any potential government action. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly and it may not be economical to serve certain markets, which would adversely affect our operating results and growth prospects.

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

We have incurred operating losses since our inception. We incurred net losses of $242.5 million and $253.3 million for the years ended December 31, 2016 and 2015 and $130.2 million for the nine months ended September 30, 2017. We expect to continue to incur net losses from operations as we finance our operations, manage our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support our growth. Failure to grow at a sufficient rate to support these investments in personnel, systems and infrastructure, have adversely impacted and in the future could adversely impact our business and results of operations. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further lowering our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems;
•	maximizing the benefits of rebates, tax credits, SRECs and other available incentives; and
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The vast majority of our business is conducted primarily using one channel, direct-selling.

Historically, our primary sales channel has been a direct sales model. We also sell to customers through our inside sales team but continue to find greatest success using our direct sales channel. In addition, we recently began to establish a retail sales channel and entered into a sales dealer agreement with Vivint, Inc., and we may sell through additional distribution channels in the future. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies, the internet and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Recently, one of our competitors announced that it would terminate its direct-selling efforts. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

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

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter, where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, Florida, South Carolina, Utah and Los Angeles, California, laws have been interpreted to either prohibit the sale of electricity pursuant to our standard PPA or regulate entities making such sales, in some cases, such laws have led residential solar energy system providers to use leases in lieu of power purchase agreements. In other states, neither leases nor power purchase agreements are permissible or commercially feasible. Changes in law and reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

Our fund investors also expect returns partially in the form of tax benefits and, to enable such returns, our investment funds contain terms that contractually require us to make payments to the funds that are then used to make payments to the fund investor in certain circumstances so that the fund investor receives value equivalent to the tax benefits it expected to receive when entering into the transaction. The amounts of potential tax payments under these arrangements depend on the tax benefits that accrue to such investors from the funds’ activities and, in some cases, may be impacted by changes in tax law.

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

Since September 2014, we have entered into six debt facilities through which we had $913.7 million in aggregate principal amounts outstanding and up to $290.0 million of unused borrowing capacity remaining as of September 30, 2017. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of September 30, 2017, approximately 39% of our cumulative installations and 29% of our offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. In 2015 and 2016, Trina Solar Limited, Yingli Green Energy Americas, Inc. and JinkoSolar Holding Co., Ltd. accounted for a substantial majority of our solar photovoltaic module purchases. In the nine months ended September 30, 2017, Trina Solar Limited, JinkoSolar Holding Co., Ltd. and Hanwha Q CELLS Ltd. accounted for substantially all of our solar photovoltaic module purchases. In 2015, 2016 and the nine months ended September 30, 2017, Enphase Energy, Inc. and SolarEdge Technologies Inc. accounted for substantially all of our inverter purchases. If we fail to develop, maintain and expand our relationships with these or other suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems, and may require us to obtain the approval of our financing partners in order to utilize new products. These issues could harm our business or financial performance.

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

We have entered into multi-year agreements with certain of our major suppliers. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. In addition, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan, and it is unclear what actions the current U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other restraints, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

We maintain ownership of the solar energy systems that we install under our PPAs or Solar Leases. We amortize the costs of our solar energy systems over a 30-year estimated useful life, which exceeds the period of the component warranties and the corresponding payment streams from our contracts with our customers. If we incur repair and maintenance costs on these systems after the warranties have expired, and if they then fail or malfunction, we will be liable for the expense of repairing these systems without a chance of recovery from our suppliers. We are also contractually obligated to remove, store and reinstall the solar energy systems, typically for a nominal fee, if customers need to replace or repair their roofs. However, customer fees may not cover our costs to remove, store and reinstall the solar energy systems. In addition, we typically bear the cost of removing the solar energy systems at the end of the term of the customer contract if the customer does not renew his or her contract or purchase the system. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. We also face other factors that could increase the costs or diminish the production of a solar energy system, such as unanticipated damage or malfunctions, animal interference and weather-related matters. If the residual value of the systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate all or some of the remaining unamortized costs. If the profitability or the residual value of the systems is lower than expected, this could materially impair our future operating results and estimated retained value.

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

We typically provide a workmanship warranty for periods of five to 20 years to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system, and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the PPA or Solar Lease with the covered customers. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged in the event of a natural disaster beyond our control, such as an earthquake, tornado, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance or other insurance policies with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

Product liability claims against us or accidents could result in adverse publicity and potentially significant monetary damages.

If our solar energy systems or other products, such as batteries or electric vehicle chargers, were to injure someone, we could be exposed to product liability claims. In addition, it is possible that our products could injure our customers or third parties, or that our products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on our general liability insurance to cover product liability claims. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, penalties or fines, increase our insurance rates, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus affecting our growth and financial performance.

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

If we fail to manage our recent and future operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 681.1 megawatts as of December 31, 2016 to 820.3 megawatts as of September 30, 2017, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a significant strain on our management, operational and financial infrastructure. For example, we have announced entry into several new states during 2017 and we continue to expand our offerings in existing markets. In addition, we have begun to offer complementary products such as batteries and electric vehicle chargers in some markets. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

In addition, our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner.

If we cannot manage our operations and growth, we may be unable to meet our or industry analysts’ expectations regarding growth, opportunity and financial targets, take advantage of market opportunities, execute our business strategies, meet our investment fund commitments or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings or other operational difficulties. Any failure to effectively manage our operations and growth could adversely impact our business and reputation.

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

We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term and we do not maintain key person life insurance policies on any of our executive officers. Our compensation structure, which includes salary, bonus, equity and benefits components, is important to our ability to attract, retain and motivate our employees. If we do not provide adequate compensation, or appropriately structure our equity grants, we may be unable to maintain our current workforce or attract new talent in the future, and we may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our solar energy customers primarily purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of September 30, 2017, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $3.0 million as of September 30, 2017, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit the growth of our System Sales.

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

For example, Arizona enacted statutes in 2015 and 2016 that require increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. Comparable legislation was enacted in New Mexico, Florida, Nevada and California in 2017. These new laws are specific to the solar industry, and require changes to our contracts and processes. Some of the new laws have been enacted along with other changes to state law that further impact the residential solar industry. To the extent that other states enact further regulations applicable to our industry, we may be required to expend additional resources in order to modify our businesses practices to meet these regulatory requirements.

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

We cannot ensure that our sales force will comply with our standard practices and policies, as well as applicable laws and regulations. Any such non-compliance, or the perception of noncompliance, potentially could expose us to claims, proceedings, litigation, investigations, and/or enforcement actions by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

Any unauthorized access to, or disclosure or theft of personal information or other proprietary information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of our customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information. We also store and use personal information of our employees. In addition, we previously used certain shared information and technology systems with Vivint, and Vivint continues to store some of our historical data. We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information and other proprietary and confidential information we collect, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors, including Vivint, may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. In addition, due to a potential time lapse between when a sales representative leaves us and when we are made aware of the separation, sales representatives may have continued access to our customers’ information for a period when they should not.

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

We are, and may in the future become, party to litigation. For examples, see Note 17—Commitments and Contingencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are presently not determinable as they are in preliminary phases. In general, litigation claims can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in settlements or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Risks Related to our Relationship with Vivint

Vivint has provided us with certain information technology support for our business in the past. If we do not successfully implement and operate our own information technology systems, our operations may be disrupted and our operating results could be harmed.

We have historically relied on the technical support of Vivint to run our business. We used certain of Vivint’s information technology and infrastructure until we transitioned off in July 2017. The implementation of our new software support systems required significant management time, support and cost, and there are inherent risks associated with implementing, developing, improving and expanding our core systems. As these systems are relatively new, we cannot be sure that they have been implemented without any errors or bugs. If we do not successfully implement these systems, our operations may be disrupted and our operating results could be harmed. In addition, the new systems may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions. Furthermore, while we have transitioned to our own systems, some of our historical data may continue to reside on Vivint’s systems. Any failure or significant downtime in our own systems following the transition period and any difficulty in separating our information technology services or obtaining our historical data from Vivint’s information technology services and integrating newly developed or acquired information technology services into our business could result in unexpected costs, impact our results or prevent us from performing other technical, administrative and information technology services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

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

We have entered into certain agreements with Vivint. In August 2017, we entered into a sales dealer agreement with Vivint. Under this agreement, each party will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has a two-year term, which will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. There can be no assurances regarding the number of sales and installations of our products that Vivint will be able to generate, or the number of leads that we will be able to generate. In addition, as we work to expand our customer opportunities and product offerings through our relationship with Vivint, our business and results of operations may be adversely affected by factors that affect Vivint’s business and our relationship. Pursuant to the terms of a Non-Competition Agreement we have entered into with Vivint, as amended, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the sales dealer agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Historically, we had recruited a significant number of our sales personnel from Vivint. This agreement may require us to obtain personnel from other sources, and any inability to do so may limit our ability to continue scaling our business if we are unable to do so. Notwithstanding the above, a number of sales representatives work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such sales representatives could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities. In addition, having sales representatives who work for both Vivint and us could distract such sales representatives, impact the effectiveness of our sales force, and potentially increase the turnover of our existing sales representatives who may feel displaced by the addition of Vivint sales representatives to our sales force.

We may not be able to resolve any potential conflicts relating to these agreements or otherwise, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. In addition, we have indemnification obligations under some of the agreements we have entered into with Vivint, and disputes between us and Vivint may result in claims for indemnification. However, we do not currently expect that these indemnification obligations will materially affect our potential liability compared to what it would be if we did not enter into these agreements with Vivint.

Risks Related to Our Common Stock

The price of our common stock may be volatile, and the value of your investment could decline.

The trading price of our common stock may be highly volatile. For example, from our initial public offering on October 1, 2014 to September 30, 2017, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, we have been subject to two putative class action lawsuits, subsequently consolidated into an amended complaint, filed in the U.S. District Court for the Southern District of New York, alleging certain misrepresentations by us in connection with our initial public offering. That lawsuit was dismissed, and its dismissal was recently affirmed on appeal to the Court of Appeals for the Second Circuit. We may also become the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of September 30, 2017, we had 114.8 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 10.0 million shares of common stock remained outstanding as of September 30, 2017, with 1.7 million of those shares being vested and exercisable as of September 30, 2017. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. For example, during the month of May 2017, approximately 3.5 million restricted stock units settled, which increased the volume of our shares that would otherwise have been sold during that time.

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

As of September 30, 2017, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 72% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

10.1	Amendment No. 1 to Non-Competition Agreement, dated as of August 16, 2017, by and between Vivint Solar, Inc. and Vivint, Inc.
10.2†	Sales Dealer Agreement, dated as of August 16, 2017, by and between Vivint Solar Developer, LLC and Vivint, Inc.
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

VIVINT SOLAR, INC.

Date: November 7, 2017	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)