Form 10-K
period 2017-12-31
Vivint Solar, Inc.
filed 2018-03-07
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code: (877) 404-4129

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price of $5.85 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $172.5 million.

As of March 1, 2018, there were 115,141,419 shares of Registrant’s common stock outstanding.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on July 12, 2018, are incorporated by reference into Part III of this report.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationships with our sister company Vivint, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of solar panels and the residual value of solar panels after the expiration of our long-term customer contracts;
•	the course and outcome of litigation and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Item 1. Business.

BUSINESS

Overview

We offer distributed solar energy — electricity generated by a solar energy system installed at or near customers’ locations — to residential customers primarily through a customer-focused and neighborhood-driven direct-to-home sales model. Through investment funds, we own a substantial majority of the solar energy systems we install and provide solar electricity pursuant to long-term contracts with our customers. Additionally, we wholly own a smaller number of solar energy systems outside of investment funds. We also sell solar energy systems outright to customers.

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

Our 20-year customer contracts generate predictable, recurring cash flows and establish a long-term relationship with homeowners. As of December 31, 2017 the average estimated nominal contracted payment for our long-term customer contracts was approximately $27,750, and there is the potential for additional payments if customers choose to renew their contracts at the end of the term. The ownership of the solar energy systems we install under long-term customer contracts allows us and the other fund investors to benefit from various local, state and federal incentives. We obtain financing based on cash flows from customers and these incentives. When customers decide to move or sell the home prior to the end of their contract term, the customer contracts allow our customers to transfer their obligations to the new home buyer. If the home buyer does not wish to assume the customer’s obligations, the contract allows us to require the customer to purchase the system. Our sources of financing are used to offset our direct installation costs and most, if not all, of our allocated overhead expenses. As of February 28, 2018, we had raised 22 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.5 billion. The undrawn committed capital for these funds as of February 28, 2018 is approximately $85 million, which we estimate will fund approximately 44 megawatts of future deployments.

We also offer our customers the option to purchase solar energy systems for cash or through third-party loan financing, which is becoming an increasingly significant portion of our business. Selling solar energy systems allows us to address customers who prefer to own the solar energy system and assume the long-term benefits and risks of system ownership. Customers who choose this option are generally eligible for various local, state and federal incentives, which may help to offset the cost of their solar energy system.

We have developed an integrated approach to providing residential distributed solar energy where we fully control the lifecycle of our customers’ experience including the initial professional consultation, design and engineering process, installation, and ongoing monitoring and service. We deploy our sales force on a neighborhood-by-neighborhood basis, which allows us to cultivate a geographically concentrated customer base that reduces our costs and increases our operating efficiency. We couple this model with repeatable and scalable processes to establish warehouse facilities, assemble and train sales and installation teams and open new offices. We believe that our processes enable us to expand within existing markets and into new markets. We also believe that our direct sales model and integrated approach represent a differentiated platform, unique in the industry, that maximizes sales effectiveness, delivering high levels of customer satisfaction and driving cost efficiency.

From our inception in May 2011 through December 31, 2017, we have installed solar energy systems with an aggregate of 864.9 megawatts of capacity at approximately 126,800 homes in 21 states for an average solar energy system capacity of approximately 6.8 kilowatts.

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

•

Design and engineering. We have developed a process that enables us to design and install a custom solar energy system that delivers customer savings. This process, which incorporates proprietary software, standardized templates and data derived from on-site surveys, allows us to design each system to comply with complex and varied state and local regulations and optimize system performance on a per panel basis. We continue to pursue technology innovation to integrate accurate system design into the initial sales consultation process as a competitive tool to enhance the customer experience and increase sales close rates.

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

•

Monitoring and service. We monitor the performance of our solar energy systems, leveraging a combination of internally developed solutions as well as capabilities provided by our suppliers. Our systems use communication gateways and monitoring services to collect performance data, and we use this data to ensure that we deliver quality operations and maintenance services for our solar energy systems. If services are required, our strong local presence enables rapid response times.

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

Our Strategy

Our goal is to become the premier provider of distributed solar energy. Key elements of our strategy include:

•

Building the most sustainable business in the residential solar industry. We are working to enhance the sustainability of our business by striving to improve the margins we generate on every system we install. We improve our margins by reducing our cost per watt over time, by pricing appropriately in each market and by growing in the right markets. We seek to balance our growth against the operating cash flows and project funding required to offset our operating expenses.

•

Delighting our customers. We strive to provide a best-in-class customer experience. We offer customized solar energy solutions to each of our customers based on their individual situation and needs, and we are streamlining the time from when a customer signs a contract to when their system is operational. We are also continually working to improve our processes and customer communication in an effort to provide superior customer service. Additionally, we employ a detailed quality assessment process to our installations to validate that we maintain a high installation standard.

•

Developing a differentiated solution. We aim to provide unique products in an increasingly commoditized industry, and we believe the market needs smart energy solutions that combine how energy is produced, made available and intelligently consumed. We have formed strategic relationships to develop and provide distinctive solutions to our customers, such as battery storage and electric vehicle charging products.

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

•

Growing strategically. We operate in states whose utility prices, sun exposure, climate conditions and regulatory policies provide the most compelling markets for distributed solar energy. We plan to enlarge our addressable market by expanding our presence to new states on a measured basis. For example, we complement our traditional long-term customer contracts by providing customers the option to purchase solar energy systems outright, which allows us to enter markets where customers prefer to own their solar energy systems or where our traditional, long-term customer contracts are not permitted by local regulations or are not economically feasible. Additionally, we have become more selective in our policies to increase the incremental value of each installation by limiting the installation of smaller system sizes, limiting installations on certain roof types and raising prices in certain markets.

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

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that takes into account expected solar energy generation. Solar Leases typically have a term of 20 years and are subject to an annual price escalator of 2.9%. We provide our Solar Lease customers a performance guarantee, under which we agree to refund payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Liabilities for Solar Lease performance guarantees were $0.1 million and a de minimis amount as of December 31, 2017 and 2016. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition. Customers who buy energy from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Solar Energy System Sales. Under solar energy system sales, or System Sales, we offer our customers the option to purchase solar energy systems for cash or through third-party financing. The price for these contracts is determined as a function of the respective market rate and the size of the solar energy system to be installed. We agree to warranty and maintain the solar energy systems we sell to customers for periods of one to ten years. Additionally, in connection with the installation of a solar energy system, customers can contract with us for certain structural upgrades, smart home products, battery storage systems, electric vehicle charging stations and other accessories based on the market where they are located. We believe System Sales are advantageous to us as they provide immediate access to cash.

Of our 183.8 megawatts installed in 2017, approximately 75% were installed under PPAs, 3% were installed under Solar Leases and 22% were installed under System Sales. As of December 31, 2017, the average FICO score of our customers was approximately 760.

Sales and Marketing

We place our integrated residential solar energy systems through a scalable sales organization that relies primarily on a direct-to-home sales model. We believe that a high-touch, customer-focused selling process is important before, during and after the sale of our products to maximize our sales success. The members of our sales force typically reside and work within the markets they serve. We also generate a significant amount of sales through customer referrals. We have found that customer referrals increase in relation to our penetration in a market. Shortly after entering a new market, referrals become an increasingly effective way to market our solar energy systems.

In addition to direct sales, we sell to customers through our inside sales team and through sales dealer agreements that we have entered into with Vivint and others. We also continue to explore opportunities to sell solar energy systems to customers through a number of other distribution channels, including relationships with real estate management companies, home builders, home improvement stores, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential customers.

Operations

As of December 31, 2017, we operated in 21 states. Our corporate headquarters are located in Utah. We manage inventory through our local warehouses and maintain a fleet of approximately 750 trucks and other vehicles to support our installers and operations. In 2017, our field teams completed on average approximately 2,300 residential installations per month. We manage thousands of projects as they move through the stages of engineering, permitting, installation, maintenance and monitoring.

We offer a range of warranties to our investment funds on our solar energy systems under long-term customer contracts to ensure the solar energy systems remain productive. Under our workmanship warranty, we are obligated, at our cost and expense, to correct defects in our installation work, which depending on the particular investment fund, is for periods of five to 20 years. Generally, our maintenance obligations to our investment funds do not include the cost of panels, inverters or racking, should such major components require replacement. The cost of such components is borne instead by the applicable investment fund, although we are obligated to install such equipment as part of our services covered by the agreed maintenance services fee. We provide ongoing service and repairs to solar energy systems under PPAs and Solar Leases during the entire term of the customer relationship. We also agree to provide a workmanship warranty and maintain the solar energy systems we sell to customers through System Sales for a period of one to ten years. We expect the costs we incur in providing these services will continue to grow as the number of systems in our portfolio increases and as installed solar energy systems age.

Suppliers

We are diversified across our supply chain and purchase solar panels, inverters and other components from multiple manufacturers. Substantially all of our solar panels and inverters are produced outside the United States. We generally source the other products related to our solar energy systems through a variety of suppliers and distributors.

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

Although the solar panel market has seen an increase in supply, upward pressure on prices may occur due to growth in the solar industry, regulatory policy changes and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them. On January 22, 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar modules. The tariff on imported solar modules will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect on February 7, 2018 and apply to imports for all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization. As a result, we will likely pay higher prices on imported solar modules, making it less economical for us to serve certain markets.

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

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies, as well as with national and local solar companies such as Tesla’s SolarCity subsidiary and Sunrun Inc. These companies may offer products that are similar to our PPAs, Solar Leases and System Sales. We believe that we compete favorably with these companies.

In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and increasingly from sophisticated electrical and roofing companies. These distributed energy competitors typically employ contractual arrangements with third parties, leaving the customer in the position of having to deal with different companies for different aspects of their solar energy systems. We believe that we compete favorably with these companies because we offer an integrated approach to residential solar energy systems, which includes in-house sales, financing, engineering, installation, maintenance and monitoring. Many of our competitors offer only a subset of the services we provide. Aside from simple cost efficiency, we offer distinct practical benefits as an all-in-one provider such as providing a single point of contact and accountability for our offerings during the relationship with our customers. Further, we are not dependent on installation subcontractors, enabling us to better scale our business while maintaining quality control.

Technology and Intellectual Property

As of December 31, 2017, we, directly or through our wholly owned subsidiary Solmetric Corporation, also known as Vivint Solar Labs, had seven patents and eleven pending applications with the U.S. Patent and Trademark Office. These patents and applications relate to shade and site analysis, installation and monitoring technologies. Our issued patents start expiring in 2026. We intend to file additional patent applications as we innovate through our research and development efforts. Vivint Solar Labs is our research and development team focused on technologies that we believe will benefit our business, as they have significant experience with photovoltaic hardware and installation instruments.

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

Government Regulation, Policies and Incentives

Government Regulation

Except as described below with respect to New York, we are not regulated as a public utility in any of the markets in which we currently operate. As a result, we are not subject to the various federal, state and local standards, restrictions and regulatory requirements applicable to traditional utilities that operate transmission and distribution systems and that have an obligation to serve electric customers within a specified jurisdiction.

On October 19, 2017, the Public Service Commission of the State of New York, or the NYPSC, entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The order, which is part of a broader proceeding before the NYPSC associated with regulating and overseeing distributed energy resource suppliers, is premised on the NYPSC’s determination that it has the jurisdiction to oversee our business, and businesses like ours, in the same way that it oversees public utilities. We have worked with the Solar Energy Industries Association, or SEIA, and others in the industry to petition the NYPSC for a rehearing on the order, specifically challenging its position that the statutes giving it the ability to regulate utilities also give it jurisdiction over us. Though the NYPSC is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are monitoring what is happening in New York, and may take similar action depending on the outcome.

Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, the U.S. Department of Transportation, or DOT, and comparable state laws that protect and regulate employee health and safety. We strive to maintain compliance with applicable OSHA, DOT and similar government regulations; however, as discussed in the section captioned “Risk Factors—Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity,” there have been instances in which we have experienced workplace accidents and received citations from regulators, resulting in fines. Such instances have not materially impacted our business or relations with our employees.

Government Policies

Net metering is one of several key policies that have enabled the growth of distributed solar in the United States. Net metering allows homeowners to receive credit for the energy that their solar energy system generates in excess of that consumed onsite to offset energy usage at times when the solar installation is not generating energy. In states that provide for traditional net metering, the customer typically pays for the net energy used and receives a credit against future bills, typically within a 12-month period, at the retail rate if more energy is produced by the solar energy system than consumed onsite. In some states and utility territories, customers are also reimbursed by the electric utility for net excess generation, at the cost avoided rate, on a periodic basis. Forty states, Puerto Rico, the District of Columbia, American Samoa and the U.S. Virgin Islands have adopted some form of net metering. Each of the states where we currently serve customers has adopted some form of a net metering policy.

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, Nevada, New Hampshire, New York, Texas and Utah. Utilities are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered generation, and adjusting the netting period.

In California, for example, customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, must take service on a new net metering successor tariff. For this new tariff, the California Public Utilities Commission largely uses the prior net metering form with full retail compensation for exports, but allows the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. There are no caps under the new net energy metering, or NEM, successor tariff. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

In October 2015, the Hawaii Public Utilities Commission issued an order closing the Hawaiian Electric Company’s net metering program to new participants and replaced this program with two new options for customers to interconnect to the utilities’ power grids, neither of which provides for compensation for exports at retail electricity rates. Subsequently, in October 2017, the Hawaii Public Utilities Commission issued an order approving two new rooftop solar programs, neither of which provides for compensation for exports at the retail electric rate.

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

In December 2016, Rocky Mountain Power submitted a request to the Utah Public Service Commission that the Commission implement new rates for net metered customers seeking interconnection. We, together with other parties and Rocky Mountain Power entered into a settlement agreement that was filed with the Utah Public Service Commission in August 2017. The settlement provides for (among other things): (1) an end to the current net metering program on November 15, 2017 and establishes a grandfathering period through 2035 for all customers enrolled in the program before such date; (2) a transition program through 2020 where customers will receive slightly less than the retail rate for their net metering credits through 2033; and (3) a new proceeding in front of the Utah Public Service Commission to study the value of rooftop solar based on the long-term benefits and costs of distributed energy systems. A decision from the Utah Public Service Commission approving the settlement agreement was issued in September 2017.

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

The Federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; legislation was passed in December 2015 which extended this 30% rate until December 31, 2019. By statute, the ITC is scheduled to decrease to 26% of the fair market value of a solar energy system for 2020, 22% for 2021 and 10% on January 1, 2022.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS, which allows for the depreciation of equipment according to an accelerated schedule established by the Internal Revenue Service, or IRS. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

Many of the states in which we operate offer a personal and/or corporate investment or production tax credit for solar energy that is additive to the ITC. Further, many of the states and local jurisdictions have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits.

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

Many states also have adopted procurement requirements for renewable energy production. Twenty-nine states, the District of Columbia and three U.S. territories have adopted a renewable portfolio standard that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the state from eligible renewable energy sources, such as solar energy systems, by a specified date. To prove compliance with such mandates, utilities usually must surrender solar renewable energy certificates, or SRECs, to the applicable authority. Solar energy system owners such as our investment funds often are able to sell SRECs to utilities directly or in SREC markets.

Workforce

As of December 31, 2017, we had a total workforce of 2,322, which does not include direct sellers. None of our service providers are represented by a labor union, and we consider relations with our employees to be good.

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this report, including the section of this report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the following risks occurred, they could materially adversely affect our business, financial condition or operating results. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments, or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of February 28, 2018, we had raised 22 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.5 billion. The undrawn committed capital for these funds as of February 28, 2018 is approximately $85 million, which we estimate will fund approximately 44 megawatts of future deployments.

The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors’ commitments, we may incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. For example, during the year ended December 31, 2017, we paid contractually agreed upon capital distributions of $8.4 million to reimburse fund investors a portion of their capital contributions primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

To meet the capital needs of our growing business, we will need to obtain additional financing from new investors and investors with whom we currently have arrangements. If any of the financial institutions that currently provide financing decide not to invest in us in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new financial institutions and companies to provide financing and negotiate new financing terms. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

In the past, we have sometimes been unable to timely establish investment funds in accordance with our plans, due in part to the relatively limited number of investors attracted to such types of funds, competition for such capital and the complexity associated with negotiating the agreements with respect to such funds. Delays in raising financing could cause us to delay expanding in existing markets or entering into new markets and hiring additional personnel. Any future delays in capital raising could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed PPAs or Solar Leases with customers. Our future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms that are less favorable than those received by our competitors. For example, if we experience higher customer default rates than we currently experience in our existing investment funds, it could be more difficult or costly to attract future financing. In our experience, there are a relatively small number of investors that generate sufficient profits and possess the requisite financial sophistication to benefit from and have significant demand for the tax benefits that our investment funds provide. Historically, in the distributed solar energy industry, investors have typically been large financial institutions and a few large, profitable corporations. Our ability to raise investment funds is limited by the relatively small number of such investors. Any inability to secure financing could lead us to cancel planned installations, impair our ability to accept new customers or increase our borrowing costs, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

A material reduction in the retail price of traditional utility-generated electricity or electricity from other sources or other reduction in the cost of such electricity would harm our business, financial condition, results of operations and prospects.

We believe that many of our customers decide to buy solar energy because they want to pay less for their energy costs. However, distributed residential solar energy has yet to achieve broad market adoption for a number of reasons including state regulatory hurdles, utility imposed interconnection issues for distributed electricity generation systems and unfavorable economics from the customer perspective.

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

A reduction in utility electricity costs would make PPAs or Solar Leases less economically attractive to customers on a monthly basis and would increase the time to break-even for our System Sales customers. If the cost of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited. In addition, from time to time we have increased our pricing in certain markets, which may negatively impact our competitiveness.

Electric utility industry policies and regulations may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for electricity from our solar energy systems.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies of electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of distributed electricity generation systems to the power grid. Policies and regulations that promote renewable energy and customer-sited energy generation have been challenged by traditional utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In addition, it is unclear what, if any, actions the current presidential administration in the United States, the U.S. Department of Energy, and the Federal Energy Regulatory Commission may take regarding existing regulations and policies that affect the cost competitiveness of nuclear, coal and gas electric generation, and fossil fuel mining and exploration. Changes in such policies and regulations could increase the cost or decrease the benefits of solar energy systems, or reduce costs and other limitations on competing forms of generation, and adversely affect the attractiveness of our products and our results of operations, cost of capital and growth prospects.

In the United States, governments and the state public service commissions that determine utility rates continuously modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, in certain of our regions, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as movement to a flat rate, would make our current products less competitive with the price of electricity from the power grid. Other regulatory revisions that could impact the competitiveness of our product include moving from a retail rate to a time-of-use compensation mechanism, imposition of fixed demand or grid-service charges, or limitations on whether third-party owned systems are eligible for such programs. For example, the California Public Utilities Commission has issued a decision that will transition residential rates over four years from a four-tiered structure to a two-tiered structure, with only a 25% differential between the two rates and a surcharge for very high energy users. It is possible that changes such as these could have the effect of lowering the incentive for residential customers of investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reducing demand for our product. In addition, California has shifted to a time-of-use rate structure for all residential customers; Nevada and other jurisdictions are also developing time-of-use rate structures. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient or nonexistent could make our solar energy system offerings less competitive and reduce demand for our offerings. Several other states also use time-of-use rates. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection processes have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities over residential rooftop solar energy (or that favor alternative forms of distributed energy over rooftop solar energy) could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess various fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, in California, investor owned utilities are allowed to impose a minimum $10 fixed charge on the monthly bill for residential customers that elect net metering and also impose new fees for interconnection and other non-bypassable charges. Such non-bypassable charges are being authorized by other public utilities commissions outside of California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation. Specifically, in August 2017, the Arizona Corporation Commission adopted a settlement agreement between the Arizona Public Service Company and industry stakeholders under which demand charges based on a customer’s maximum average rate of energy consumed during a specified interval will be imposed on residential customers under certain rate schedules. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

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

Substantially all of our solar energy systems installed to date have been eligible for ITCs as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. The federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; the 30% rate continues until December 31, 2019. By statute, the ITC is scheduled to decrease to 26% of the fair market value of a solar energy system for 2020, 22% for 2021 and 10% on January 1, 2022, and the amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction or an inability to continue to monetize such benefits in our financing arrangements, the rate of growth of installations of our residential solar energy systems and our ability to maintain such systems could be negatively impacted. In addition, future changes in existing law and interpretations by the IRS and the courts with respect to certain matters, including but not limited to, treatment of the ITC and our financing arrangements, the taxation of business entities and the deductibility of interest expense could affect the amount that fund investors are willing to invest, which could reduce our access to capital. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2020, unless modified by an intervening change in law, will significantly impact the attractiveness of solar energy to these investors and could potentially harm our business.

In addition, the recently enacted Tax Cuts and Jobs Act, or TCJA, contains several provisions that could significantly impact the attractiveness of tax benefits to our fund investors. The TCJA reduces the highest marginal corporate tax rate from 35% to 21%, which causes accelerated depreciation to have less value to investors and results in investors having less appetite for ITCs. In addition, the TCJA imposes a new “base erosion and anti-abuse tax”, or BEAT. The BEAT is a minimum tax applied to certain large taxpayers who make deductible payments that erode their U.S. tax base above a minimum threshold. If an investor is subject to BEAT, ITCs may be used to partially, but not fully offset the BEAT, resulting in a decrease of the value of the ITCs of up to 20%. Thus, investors will likely discount their investments to reflect the lower corporate tax rate as well as the BEAT and may be less likely to invest in solar overall, which could potentially harm our business.

Applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. An inability to finance solar energy systems through tax-advantaged structures, to realize or monetize depreciation benefits, to monetize or otherwise receive the benefit of rebates, tax credits, SRECs or other financial incentives, or to otherwise structure investment funds in ways that are both attractive to investors and allow us to provide desirable pricing to customers could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new investment funds and our ability to offer attractive financing to prospective customers.

We rely on net metering and related policies to offer competitive pricing to our customers in all of our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar energy systems.

Our business benefits significantly from favorable net metering policies in states in which we operate. Net metering allows a homeowner to pay his or her local electric utility only for his or her power usage net of production from the solar energy system, transforming the conventional relationship between customers and traditional utilities. Homeowners receive credit for the energy that the solar installation generates in excess of that needed by the home to offset energy usage at times when the solar installation is not generating energy. In states that provide for net metering, the customer typically pays for the net energy used or receives a credit against future bills at the retail rate if more energy is produced by the solar installation than consumed. In some states and utility territories, customers are also reimbursed by the electric utility for net excess generation on a periodic basis.

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, Nevada, New Hampshire, New York, Texas and Utah. Utilities are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, and reducing the retail rate value of the net metered generation. In California, for example, customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, must take service on a new net metering successor tariff. For this new tariff, the California Public Utilities Commission largely uses the current net metering form with full retail compensation for exports, but allows the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates. There are no caps under the new NEM successor tariff. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

On October 12, 2015, the Hawaii Public Utilities Commission issued an order closing the Hawaiian Electric Company’s net metering program to new participants and replaced this program with two new options for customers to interconnect to the utilities’ power grids, neither of which provides for compensation for exports at retail electricity rates. Subsequently, on October 20, 2017, the Hawaii Public Utilities Commission issued an order approving two new rooftop solar programs, neither of which provides for compensation for exports at the retail electric rate.

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

In July 2017, Nevada Power Company submitted an application to the Nevada Public Service Commission proposing a change to the net metering program after the passage of the state Assembly Bill 405. The Nevada Public Service Commission conducted hearings on the matter in August and in September issued an order rejecting the Nevada Power Company proposal. In that order, the Commission affirmed that AB 405 provides for monthly netting and established clarity on the tranche classifications for the monthly net excess generation compensation credits. Nevada Power Company continues to file rate cases and other proposals that could have adverse effects on our solar customers in Nevada.

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

In addition, the U.S. government could impose additional tariffs on solar cells manufactured outside the United States or implement additional restraints on trade. In 2014, the U.S. government broadened its investigation of Chinese pricing practices in this area to include solar panels and modules produced in China containing solar cells manufactured in other countries. In July 2015, the U.S. government announced antidumping duties ranging from 9.67% to 238.95% on imports of the majority of solar panels made in China, and, in December 2014, imposed duties ranging from 11.5% to 27.6% on imported solar cells made in Taiwan. Countervailing duties ranging from 15.43% to 49.8% for Chinese modules were announced, and in July 2015 were set at 20.94% for most Chinese modules. In January 2015, the antidumping duties were confirmed by a determination of the U.S. International Trade Commission, or the USITC, that material harm to the U.S. solar industry had occurred. These combined tariffs make such solar cells less competitively priced in the United States, and the Chinese and Taiwanese manufacturers may choose to limit the amount of solar equipment they sell into the United States. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, our financial results will be adversely affected.

The U.S. government may also take broader actions to protect U.S. based manufacturers against imports of solar cells manufactured outside the United States, such as in Southeast Asia, Japan, Germany and South Korea. Recently, a U.S.-based solar manufacturer, which filed for bankruptcy in April 2017, filed a petition under Section 201 of the Trade Act of 1974 for global safeguard relief with the USITC, and requested imposition of tariffs on solar cells and the establishment of a minimum price for solar modules imported into the United States. In May 2017, the USITC accepted the request to review the impact of imported crystalline silicon cells and modules on domestic solar manufacturers. The petition sought steep tariffs and minimum price guarantees on certain solar energy equipment and modules manufactured anywhere outside the United States, including materials that we rely on to provide a cost-competitive product to our customers. On September 22, 2017, the USITC determined by unanimous vote that substantial injury had occurred. On October 31, 2017, the USITC issued three remedy recommendations and formally sent them to the President of the United States on November 13, 2017.

On January 22, 2018, the President announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar modules. These tariffs are additive to the anti-dumping and countervailing duties imposed in 2014 and 2015. The tariff on imported solar modules will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect on February 7, 2018 and apply to imports for all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization.

While remedies the President imposed are less severe than the remedies requested by petitioners, the safeguard measures will likely increase our costs of solar modules and could have a significant impact on our system costs, business and prospects. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly and it may be less economical for us to serve certain markets, which would adversely affect our operating results and growth prospects.

Lack of success in System Sales could negatively impact our operating results and cash flows.

In late 2015, we began offering to customers in select markets the option to purchase solar energy systems as System Sales. We historically offered our solar energy systems through PPAs or Solar Leases. System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 22% of total megawatts installed in 2017. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets and that solar energy system sales are expected to account for a larger percentage of total residential solar installations in the future. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems, or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected and our business and growth prospects would be adversely affected.

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

We have incurred operating losses before income taxes and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $148.9 million and $235.1 million for the years ended December 31, 2017 and 2016. In 2017, we recorded a large one-time non-cash tax benefit related to the implementation of the TCJA, which was enacted on December 22, 2017. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further lowering our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems
•	maximizing the benefits of rebates, tax credits, SRECs and other available incentives; and
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The majority of our business is conducted using one channel, direct-selling.

Historically, our primary sales channel has been a direct sales model. We also sell to customers through our inside sales team but continue to find greatest success using our direct sales channel. In addition, we recently began to establish a retail sales channel and entered into sales dealer agreements with Vivint and others. We may sell through additional distribution channels in the future. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies, the internet and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. Recently, one of our competitors announced that it would terminate its direct-selling efforts. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

We are highly dependent on our ability to attract, train and retain an effective sales force.

The success of our direct-selling channel efforts depends upon the recruitment, retention and motivation of a large number of sales personnel to compensate for a high turnover rate among sales personnel, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales personnel on a continuing basis. Sales personnel are attracted to direct-selling by competitive earnings opportunities, and direct-sellers typically compete for sales personnel by providing a more competitive earnings opportunity than that offered by the competition. We believe competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on investment. For example, we have historically compensated our sales personnel on a commission basis, based on the size of the solar energy systems they sell and recently have begun compensating based on system size, contract rate and the expected number of hours the rooftop will be exposed to full sunlight. Some sales personnel may prefer a compensation structure that also includes a salary and equity incentive component. There is significant competition for sales talent in our industry, and from time to time we may need to adjust our compensation model to include such components. These adjustments have caused our customer acquisition costs to increase and could otherwise adversely impact our operating results and financial performance.

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

We are not currently regulated as an electric utility under applicable law in the jurisdictions in which we operate (other than New York), but we may be subject to regulation as an electric utility in the future.

Except as described below with respect to New York, we are not regulated as a public utility in any of the markets in which we currently operate. As a result, we are not subject to the various federal, state and local standards, restrictions and regulatory requirements applicable to traditional utilities that operate transmission and distribution systems and that have an obligation to serve electric customers within a specified jurisdiction.

On October 19, 2017, the Public Service Commission of the State of New York entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The order, which is part of a broader proceeding before the Commission associated with regulating and overseeing distributed energy resource suppliers, is premised on the Commission’s determination that it has the jurisdiction to oversee our business, and businesses like ours, in the same way that it oversees public utilities. We have worked with SEIA and others in the industry to petition the Commission for a rehearing on the order, specifically challenging its position that the statutes giving it the ability to regulate utilities also give it jurisdiction over us. Though New York’s Public Service Commission is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are following what is happening in New York, and may take similar action depending on the outcome. If we were subject to the jurisdiction of public service commissions in the same or a similar way as public utilities, those commissions could take action that could materially affect our business operations.

Any additional federal, state, or local regulations that cause us to be treated as an electric utility, or to otherwise be subject to a similar regulatory regime of commission-approved operating tariffs, rate limitations, and related mandatory provisions, could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting, restricting or otherwise regulating our sale of electricity. If we were subject to the same state or federal regulatory authorities as electric utilities in the United States or if new regulatory bodies were established to oversee our business in the United States, then our operating costs would materially increase.

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

If the IRS or the U.S. Treasury Department makes a determination that the fair market value of our solar energy systems is materially lower than what we have reported in our fund tax returns, we may have to pay significant amounts to our investment funds, our fund investors and/or the U.S. government. Such determinations could have a material adverse effect on our business, financial condition and prospects.

We report in our fund tax returns that we and our fund investors claim the ITC based on the fair market value of our solar energy systems. Scrutiny by the IRS continues with respect to fair market value determinations industry-wide. The IRS is conducting an audit of one of our investment funds. We are not aware of any other audits or results of audits related to our appraisals or fair market value determinations of any of our investment funds. If as part of an examination the IRS were to review the fair market value that we used to establish our basis for claiming ITCs and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

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

Our investment funds contain arrangements that provide for priority distributions to fund investors until they receive their targeted rates of return. In addition, under the terms of certain of our investment funds, we may be required to make payments to the fund investors if certain tax benefits that are allocated to such fund investors are not realized as expected. Our financial condition may be adversely impacted if a fund is required to make these priority distributions for a longer period than anticipated to achieve the fund investors’ targeted rates of return or if we are required to make any tax-related payments.

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

As of December 31, 2017, we have entered into debt facilities through which we have $956.1 million in aggregate principal amounts outstanding and up to $240.0 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of December 31, 2017, approximately 39% of our cumulative installations and 30% of our offices were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

Additionally, there is limited empirical evidence regarding the effect solar energy systems have on the resale value of customers’ houses. Due to the length of our customer contracts, the system deployed on a customer’s roof may be outdated prior to the expiration of the term of the customer contract reducing the likelihood of renewal of our contracts at the end of the 20-year term, and possibly increasing the occurrence of defaults. This could have an adverse effect on our business, financial condition, results of operations and cash flow. As a result, we may be unable to accurately forecast our future performance and to invest accordingly.

We have previously identified a material weakness in our internal control over financial reporting relating to inadequate review procedures in connection with the preparation of our consolidated financial statements that resulted in the restatement of certain of our financial statements, and we may identify material weaknesses in the future.

We previously reported a material weakness in internal control over financial reporting for the years ended December 31, 2015 and 2014 associated with the hypothetical liquidation at book value, or HLBV, method of attributing net income or loss to non-controlling interests and redeemable non-controlling interests and with our financial statement close process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Additionally, we compete with solar companies with business models that are similar to ours. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, and greater capital resources than we have, as well as extensive knowledge of our target markets. In addition, our System Sales face increasing competition from other national and local solar energy companies who sell solar energy systems and may offer a broader suite of companion products. We believe the solar industry is becoming increasingly commoditized, and if we are unable to offer differentiated products, establish or maintain a consumer brand that resonates with homeowners or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected.

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

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect our sales.

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

A failure to hire and retain a sufficient number of employees in key functions would constrain our ability to timely complete our customers’ projects.

To support our business, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the markets where there is heightened or increasing demand for solar energy products. Competition for qualified personnel in our industry has increased substantially, and we expect it to continue to do so, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. Companies with whom we compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. We periodically assess the compensation plans and policies for our service providers, including our installers and electricians, and, if deemed necessary, may decide to revise those plans and policies. Our installers and electricians may not react well to any such revisions, which in turn could adversely affect retention, motivation and productivity. Additionally, we continually monitor our workforce requirements in the markets in which we operate. Any workforce reductions in markets where sales volume does not support the number of installation and other personnel could in turn adversely affect retention, motivation and productivity. We may also subcontract certain aspects of the installation process to independent contractors. Training these independent contractors and monitoring them for compliance with our policies may require significant management oversight and may present additional risks and challenges compared to those related to managing our employees.

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

We are a licensed contractor in every market we service, and we are responsible for every customer installation. We are the general contractor, electrician, construction manager and installer for all our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems, including any re-roofing services provided under our contracts. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Furthermore, prior to obtaining permission to operate our solar energy systems, the systems must pass various inspections. Any delay in passing, or inability to pass, such inspections, would adversely affect our results of operations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, damage for which we are liable, cost overruns, delays or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with our suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems, and may require us to obtain the approval of our financing partners in order to utilize new products. These issues could harm our business or financial performance.

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

We have entered into multi-year agreements with certain of our major suppliers. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. As noted above, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan, and a 30% tariff (decreasing by 5% each year for four years) on imports of solar cells not partially or fully assembled into other products and a 30% tariff (decreasing by 5% each year for four years) on imported solar modules from most foreign countries. It is unclear what further actions the current U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other trade measures, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of approximately 750 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. We could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial results.

We agree to maintain the solar energy systems installed on our customers’ homes in connection with a PPA or Solar Lease during the length of the term of our customer contracts, which is typically 20 years. We are exposed to any liabilities arising from the systems’ failure to operate properly and are generally under an obligation to ensure that each system remains in good condition during the term of the agreement. We also agree to provide a workmanship warranty and maintain the solar energy systems we sell to customers for a period of one to ten years. As part of our operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our System Sales customers, which generally range from ten to 20 years. We also take advantage of manufacturers’ warranty coverage when maintaining solar energy systems installed under PPAs and Solar Leases. One or more of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers or to our fund investors without underlying warranty coverage. We, either ourselves or through our investment funds, bear the cost of such major equipment. Even if the investment fund bears the direct expense of such replacement equipment, we could suffer financial losses associated with a loss of production from the solar energy systems.

To be competitive in the market and to comply with the requirements of our jurisdictions, our Solar Leases contain a performance guarantee in favor of the lessee. Solar Leases with performance guarantees require us to refund money to the lessee if the solar energy system fails to generate a stated minimum amount of electricity in a 12-month period. We may also suffer financial losses associated with such refunds if significant performance guarantee payments are triggered.

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

We typically provide a workmanship warranty for periods of five to 20 years to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system, and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the PPA or Solar Lease with the covered customers. If our solar energy systems require an above-average amount of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged in the event of a natural disaster beyond our control, such as an earthquake, tornado, wildfire, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance or other insurance policies with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

Product liability claims against us or accidents could result in adverse publicity and potentially significant monetary damages.

If our solar energy systems or other products were to injure someone, we could be exposed to product liability claims. In addition, it is possible that our products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on our general liability insurance to cover product liability claims. Any product liability claim we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, penalties or fines, increase our insurance rates, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole, and may have an adverse effect on our ability to attract new customers, thus affecting our growth and financial performance.

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

We have focused particular attention on growing our direct sales force, leading us in some instances to take on candidates who we later determined did not meet our standards. In addition, given our direct sales business model and the sheer number of interactions our sales and other personnel have with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with our company will be perceived as less than satisfactory. This has led to instances of customer complaints, some of which have affected our digital footprint on rating websites such as Yelp and SolarReviews, which have come to the attention of certain non-profit consumer protection groups. If we cannot manage our hiring and training processes to avoid or minimize these issues to the extent possible, our reputation may be harmed and our ability to attract new customers would suffer.

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

Our financial condition, operating results and business prospects may suffer materially if we are unable to establish and maintain confidence about our liquidity and business prospects among consumers and within our industry. Our solar energy systems require ongoing maintenance and support. If we were to reduce operations now or in the future, existing buyers of our systems might have difficulty in having us repair or service our systems, which remain our responsibility under the terms of our customer contracts. As a result, consumers may be less likely to purchase our solar energy systems now if they are uncertain that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. We may not succeed in our efforts to build this confidence.

If we fail to manage our recent and future operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 681.1 megawatts as of December 31, 2016 to 864.9 megawatts as of December 31, 2017, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

In addition, our current and planned operations, personnel, information technology and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner.

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

In the future we may acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of any future acquisition, and any acquisition has numerous risks. These risks include the following:

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

We also depend on our ability to retain and motivate key employees and attract qualified new employees. None of our key executives are bound by employment agreements for any specific term, and we do not maintain key person life insurance policies on any of our executive officers. Our compensation structure, which includes salary, bonus, equity and benefits components, is important to our ability to attract, retain and motivate our employees. If we do not provide adequate compensation, or appropriately structure our equity grants, we may be unable to maintain our current workforce or attract new talent in the future, and we may be unable to replace key members of our management team and key employees if we lose their services. Integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient managerial personnel who have critical industry experience and relationships could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather, such as hailstorms, lightning or wildfires. Although we maintain insurance to cover for many such casualty events, our investment funds would be obligated to bear the expense of repairing the damaged solar energy systems, sometimes subject to limitations based on our ability to successfully make warranty claims. Our economic model and projected returns on our systems require us to achieve certain production results from our systems and, in some cases, we guarantee these results for both our customers and our investors. If the systems underperform for any reason, our financial results could suffer.

Sustained unfavorable weather also could delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. We have experienced seasonal fluctuations in our operations. The amount of revenue we recognize in a given period from PPAs is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, operating leases and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. We have limited ability to install solar energy systems during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, given that we are in a growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance. Furthermore, weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system. This could make our solar energy systems less economical individually or in the aggregate. Any of these events or conditions could harm our business, financial condition, results of operations and prospects.

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

Our solar energy customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years, and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of December 31, 2017, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $3.6 million as of December 31, 2017, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

Several states in which we operate, including Arizona, California, Florida, Maryland, Nevada and New Mexico, have enacted new laws, and the Public Service Commission of New York has entered an order (as described above) that provides enhanced rights to customers solicited by way of direct sales, and requires increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. Most of these new laws are specific to the solar industry, and require changes to our contracts and processes. Some of the new laws have been enacted along with other changes to state law that further impact the residential solar industry. To the extent that other states enact further regulations applicable to our industry, we may be required to expend additional resources in order to modify our businesses practices to meet these regulatory requirements.

We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, members of the U.S. House of Representatives have sent letters to the Consumer Financial Protection Bureau and the Federal Trade Commission, or FTC, requesting that these agencies investigate the sales practices of companies providing solar energy system leases to residential consumers. In 2016, the FTC held a public workshop on competition and consumer protection issues relating to the residential solar industry, and we expect additional regulatory scrutiny of the industry at the state and federal levels. Additionally, in March 2017, we received notice that the New Mexico Attorney General’s office intends to file an action against us and our officers alleging violation of state consumer protection statutes. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if federal, state or other local regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of our products to residential consumers, responding to such investigation or complying with such regulations could divert management’s attention to our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers.

As another example, the Fannie Mae Selling Guide imposes certain requirements on the terms of solar power purchase agreements and leases as a condition of eligibility of home mortgages for sale to or securitization by Fannie Mae. These requirements include responsibility for damage to the real property, insurance requirements, and lender rights in the event of foreclosure. Such requirements, and possible future conditions impacting the ability of our customers to sell or refinance their homes impact the terms of our business, the terms on which we are able to obtain financing and could have an adverse effect on our business, financial condition and results of operations. Also, beginning in 2017, the Federal Housing Administration will no longer provide mortgage insurance to homes with solar energy systems or other improvements financed through property accessed clean programs, or PACE.

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

We are also subject to laws and regulations relating to the collection, use, retention, security and transfer of personal information of our customers. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, such as the Payment Card Industry Data Security Standard, or PCI DSS, which may affect any processes associated with handling credit card numbers. In the event we fail to be compliant with the PCI DSS, fines and other penalties could result. Complying with emerging and changing requirements may cause us to incur costs or require us to change our business practices. Any actual or alleged failure by us, our affiliates or other parties with whom we do business to comply with privacy-related or data protection laws, regulations and industry standards could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

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

Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will affect certain elements of our accounting for revenue and costs incurred to acquire contracts when this standard becomes effective for the us in 2018. Other companies in our industry may be affected differently by the adoption of Topic 606 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of our financial statements. See Note 2—Summary of Significant Accounting Policies for information about Topic 606.

Risks Related to our Relationship with Vivint

Vivint has provided us with certain information technology support for our business in the past. If we do not successfully implement and operate our own information technology systems, our operations may be disrupted and our operating results could be harmed.

We have historically relied on the technical support of Vivint. We used certain of Vivint’s information technology and infrastructure until we transitioned off in July 2017. Furthermore, while we have transitioned to our own systems, some of our historical data continues to reside on Vivint’s systems. Any difficulty in separating our information technology services or obtaining our historical data from Vivint’s information technology services could result in unexpected costs, impact our results or prevent us from performing other technical, administrative and information technology services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

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

We have entered into certain agreements with Vivint. In August 2017, we entered into a sales dealer agreement with Vivint. Under this agreement, each party will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has a two-year term, which will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. There can be no assurances regarding the number of sales and installations of our products that Vivint will be able to generate, or the number of leads that we will be able to generate. In addition, as we work to expand our customer opportunities and product offerings through our relationship with Vivint, our business and results of operations may be adversely affected by factors that affect Vivint’s business and our relationship. Pursuant to the terms of a Non-Competition Agreement we have entered into with Vivint, as amended, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the sales dealer agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Historically, we had recruited a significant number of our sales personnel from Vivint. This agreement may require us to obtain personnel from other sources, and any inability to do so may limit our ability to continue scaling our business if we are unable to do so. Notwithstanding the above, a number of sales representatives work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such sales representatives could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities. In addition, having sales representatives who work for both Vivint and us could distract such sales representatives, impact the effectiveness of our sales force, and potentially increase the turnover of our existing sales representatives who may feel displaced by the addition of Vivint sales representatives to our sales force.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to December 31, 2017, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline. If the market price of our common stock decreases, investors may not realize any return on investment and may lose some or all of their investments. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We could become the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have utilized, and we plan in future filings with the Securities and Exchange Commission, or SEC, to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

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

As of December 31, 2017, we had 115.1 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 10.5 million shares of common stock remained outstanding as of December 31, 2017, with 2.0 million of those shares being vested and exercisable as of December 31, 2017. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. For example, during the month of May 2017, approximately 3.5 million restricted stock units settled, which increased the volume of our shares that would otherwise have been sold during that time.

Stockholders owning an aggregate of 84.7 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements, and we registered an additional 12.9 million shares in March 2017. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us and their interests may conflict with ours or investors’ in the future.

As of December 31, 2017, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 72% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for New York Stock Exchange, or NYSE, listed companies, which could make our common stock less attractive to some investors or otherwise harm our stock price.

Because we qualify as a “controlled company” under the corporate governance rules for NYSE listed companies, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee or nominating and governance committee. Accordingly, should the interests of 313 Acquisition LLC or our Sponsor differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE listed companies. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

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
•

requiring our Sponsor to consent to certain actions, as described under the section of our 2017 Proxy Statement captioned “Related Party Transactions—Agreements with Our Sponsor,” for so long as our Sponsor, Summit Partners, Todd Pedersen and Alex Dunn or their respective affiliates collectively own, in the aggregate, at least 30% of our outstanding shares of common stock;

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

Our other locations include leased warehouses and sales offices that range from approximately 1,000 to 32,000 square feet for terms ranging from one to seven years in the states in which we operate.

Item 3. Legal Proceedings.

For a list of our current legal proceedings, see Note 17—Commitments and Contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the New York Stock Exchange, or NYSE, since October 1, 2014 under the symbol “VSLR.” Prior to October 1, 2014, there was no established public trading market for our common stock. The following table sets forth the high and low sales price for our common stock as reported by the NYSE for the periods indicated.

	High	Low
Fourth quarter 2017	4.28	3.15
Third quarter 2017	6.10	3.20
Second quarter 2017	5.95	2.65
First quarter 2017	3.70	2.55
Fourth quarter 2016	3.35	2.50
Third quarter 2016	3.70	2.74
Second quarter 2016	4.06	2.16
First quarter 2016	10.16	2.41

As of March 1, 2018, we had 288 stockholders of record of our common stock. Beneficial holders whose stock is in nominee or “street name” accounts through brokers held approximately 27,100 positions.

Stock Performance Graph

The following graph is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, or SEC, and is not to be incorporated by reference into any filing of Vivint Solar, Inc. under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares for the period from October 1, 2014 through December 31, 2017, the total cumulative stockholder return on our common stock with the total cumulative return of the New York Stock Exchange Composite Index and the MAC Global Solar Energy Index. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the New York Stock Exchange Composite Index and the MAC Global Solar Energy Index, and assumes reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance:

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

Item 6. Selected Financial Data.

The following table sets forth selected historical consolidated financial and other data for the periods ended and at the dates indicated below. Our selected historical consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 presented in this table and the balance sheet data as of December 31, 2017 and 2016 have been derived from our historical audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of the results that may be expected in the future. The following selected financial data should be read in conjunction with the sections of this document captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statements of Operations Data:
Operating leases and incentives revenue	$150,862	$105,353	$61,150	$21,688	$5,864
Solar energy system and product sales revenue	117,166	29,814	3,032	3,570	306
Total revenue	268,028	135,167	64,182	25,258	6,170
Total cost of revenue	230,282	173,981	132,975	69,981	19,127
Gross profit (loss)	37,746	(38,814)	(68,793)	(44,723)	(12,957)
Total operating expenses	121,993	163,719	162,321	117,571	38,381
Interest expense	64,264	34,008	12,568	9,323	3,144
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(200,628)	(260,523)	(266,345)	(137,036)	(62,108)
Net income available (loss attributable) to common stockholders	209,098	17,986	13,080	(28,883)	5,638
Net income available (loss attributable) per share to common stockholders(1):
Basic	$1.85	$0.17	$0.12	$(0.35)	$0.08
Diluted	$1.77	$0.16	$0.12	$(0.35)	$0.07

(1) See Note 18—Basic and Diluted Net Income Per Share to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income available (loss attributable) per share to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$108,452	$96,586	$92,213	$261,649	$6,038
Solar energy systems, net	1,673,532	1,458,355	1,102,157	588,167	188,058
Total assets	2,463,929	2,126,356	1,609,070	1,064,324	297,707
Revolving lines of credit, related party	—	—	—	—	41,412
Long-term obligations(1)	945,314	767,619	431,394	114,678	3,761
Redeemable non-controlling interests	122,444	129,676	169,541	128,427	73,265
Total equity	861,066	666,834	609,252	613,136	80,621

(1) Includes the current and long-term portions of debt outstanding and the amounts payable under capital lease obligations in the years presented.

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

Business Overview

We offer distributed solar energy — electricity generated by a solar energy system installed at or near customers’ locations — to residential customers primarily through a customer-focused and neighborhood-driven direct-to-home sales model. We believe we are disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation. As a result, we primarily compete with traditional utilities in the markets we serve, and our strategy is to price the energy we sell below prevailing retail electricity rates. The price our customers pay to buy energy from us varies depending on the state where the customer is located, the impact of the local traditional utility, customer price sensitivity, the availability of incentives and rebates, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. We also compete with distributed solar energy system providers for solar energy system sales on the basis of price, service and availability of financing options.

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

•

Solar Energy System Sales. Under solar energy system sales, or System Sales, we offer our customers the option to purchase solar energy systems for cash or through third-party financing. The price for these contracts is determined as a function of the respective market rate and the size of the solar energy system to be installed. Customers can additionally contract with us for certain structural upgrades, smart home products, battery storage systems, electric vehicle charging stations and other accessories based on the market where they are located in connection with the installation of a solar energy system. We believe System Sales are advantageous to us as they provide immediate access to cash.

Of our 183.8 megawatts installed in 2017, approximately 75% were installed under PPAs, 3% were installed under Solar Leases and 22% were installed under System Sales.

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

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by co-investing or entering into lease arrangements with fund investors who value the resulting customer receivables and investment tax credits, or ITCs, accelerated tax depreciation and other incentives related to the solar energy systems through structured investments known as “tax equity.” Tax equity investments are generally structured as non-recourse project financings known as investment funds. In the context of the distributed solar energy market, tax equity investors make an upfront advance payment to a sponsor through an investment fund in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems. In these investment funds, the U.S. federal tax attributes offset taxes that otherwise would have been payable on the investors’ other operations. The terms and conditions of each investment fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional investment funds.

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

Recent Developments

Investment Funds

In February 2018, our wholly owned subsidiary entered into an investment fund arrangement with an existing fund investor. The total commitment under the investment fund arrangement is $75.0 million. Our wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to our wholly owned subsidiary once certain conditions have been met. The purchase price for the fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised. We have not yet completed our assessment of whether the investment fund arrangement is a variable interest entity, or VIE.

Subsequent to quarter end, we entered into non-binding letters of intent for five new tax equity investment funds for an aggregate $401 million. The fund investors’ obligations under the letters of intent are subject to the satisfaction of certain conditions, including negotiation of definitive documentation. If the commitments are consummated, we will assess whether the investment fund arrangements are VIEs.

Interest Rate Swaps

In January 2018, we entered into additional interest rate swaps with a notional amount of $73.0 million. The additional interest rate swaps were required by the terms of the Aggregation Facility due to additional draws on the Aggregation Facility that we made during the year ended December 31, 2017. These additional interest rate swaps were not designated as hedge instruments.

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

	Year Ended December 31,
	2017	2016	2015
Solar energy system installations	27,232	31,071	32,807
Megawatts installed	183.8	222.2	230.8

Solar energy system installations and megawatts installed have decreased for the year ended December 31, 2017 compared to prior years due in part to our taking a disciplined approach to install solar energy systems more profitably, slowing growth in the residential solar market, as well as increased competition. Our focus on profitability has included increasing System Sales, increasing prices in certain markets and expanding in markets with larger returns on investment, which has contributed to the decreases in solar energy system installations and megawatts installed.

	As of December 31,
	2017	2016	2015
Cumulative solar energy system installations	126,830	99,598	68,527
Cumulative megawatts installed	864.9	681.1	458.9
Estimated nominal contracted payments remaining (in millions)	$3,021.6	$2,568.6	$1,871.9
Estimated retained value under energy contracts (in millions)	$1,238.0	$1,015.1	$705.6
Estimated retained value of renewal (in millions)	$377.1	$299.4	$200.5
Estimated retained value (in millions)	$1,615.1	$1,314.5	$906.1
Estimated retained value per watt	$2.00	$1.98	$1.98

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

Incentives; Net Metering

Our cost of capital, the price we can charge for electricity, the cost of our systems and the demand for residential distributed solar energy is impacted by a number of federal, state and local government incentives and regulations, including: tax credits, particularly the ITC; tax abatements; rebate programs; net metering; and solar renewable energy certificates, or SRECs. These programs have on occasion been challenged by incumbent utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In recent years, net metering programs have been subject to regulatory scrutiny or legislative proposals in some states, such as Arizona, California, Hawaii, Nevada, New Hampshire, New York, Texas and Utah. Utilities are proposing new and varied revisions to their net metering programs, with such proposals ultimately determined by the state public utilities commissions. These revisions include capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, and reducing the retail rate value of the net metered generation. In California, for example, customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, must take service on a new net metering successor tariff. For this new tariff, the California Public Utilities Commission largely uses the current net metering form with full retail compensation for exports, but allows the utilities to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates.

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

In December 2016, Rocky Mountain Power submitted a request to the Utah Public Service Commission that the Commission implement new rates for net metered customers seeking interconnection. We, together with other parties and Rocky Mountain Power entered into a settlement agreement that was filed with the Utah Public Service Commission in August 2017. The settlement provides for (among other things): (1) an end to the current net metering program on November 15, 2017 and establishes a grandfathering period through 2035 for all customers enrolled in the program before such date; (2) a transition program through 2020 where customers will receive slightly less than the retail rate for their net metering credits through 2033; and (3) a new proceeding in front of the Utah Public Service Commission to study the value of rooftop solar based on the long-term benefits and costs of distributed energy systems. A decision from the Utah Public Service Commission approving the settlement agreement was issued in September 2017.

In July 2017, Nevada Power Company submitted an application to the Nevada Public Service Commission proposing a change to the net metering program after the passage of the state Assembly Bill 405. The Nevada Public Service Commission conducted hearings on the matter in August and in September issued an order rejecting the Nevada Power Company proposal. The Commission affirmed that AB 405 provides for monthly netting and established clarity on the tranche classifications for the monthly net excess generation compensation credits.

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

Cost of Solar Energy Systems

Although the solar panel market has seen an increase in supply, upward pressure on prices may occur due to growth in the solar industry, regulatory policy changes and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them. On January 22, 2018, in response to a petition filed under Section 201 of the Trade Act of 1974, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar modules. The tariff on imported solar modules will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect on February 7, 2018 and apply to imports for all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization. As a result, we will likely pay higher prices on imported solar modules, making it less economical for us to serve certain markets.

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

Relationship with Vivint

We have historically relied on the technical support of Vivint, Inc., or Vivint. We used certain of Vivint’s information technology and infrastructure until July 2017. Furthermore, while we have transitioned to our own systems, some of our historical data continues to reside on Vivint’s systems. Any difficulty in separating our information technology services or obtaining our historical data from Vivint’s information technology services could result in unexpected costs, impact our results or prevent us from performing other technical, administrative and information technology services on a timely basis and could materially harm our business, financial condition, results of operations and cash flows.

Additionally, we have entered into certain agreements with Vivint. In August 2017, we entered into a sales dealer agreement with Vivint. Under this agreement, each party will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has a two-year term that will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. Pursuant to the terms of a Non-Competition Agreement we have entered into with Vivint, as amended, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the sales dealer agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint.

Components of Results of Operations

Revenue

Operating Leases and Incentives.     We classify and account for our PPAs as operating leases and recognize revenue from these contracts based on the actual amount of power generated at rates specified under the contracts. We also classify and account for our Solar Leases, which include performance guarantees, as operating leases. Depending on the level of the guarantee, we either recognize revenue on a straight-line basis over the lease term or we recognize revenue based on the amount of power generated at rates specified under the contracts and establish a reserve for those lease contracts for which we may have to make a payment at the end of each year to the customer if the solar energy systems do not meet a guaranteed production level in the prior 12-month period.

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

We consider the proceeds from solar energy system rebate incentives offered by certain state and local governments to form part of the payments under our operating leases and recognize such payments as revenue over the contract term. We record revenue from our operating leases over the term of our long-term customer contracts, which is typically 20 years. Less than 1% of our revenue was attributable to state and local rebates and incentives in all periods presented. We also apply for and receive SRECs in certain jurisdictions for power generated by solar energy systems we have installed. We generally recognize revenue related to the sale of SRECs upon delivery to the buyer. The market for SRECs is extremely volatile and sellers are often able to obtain better unit pricing by selling a large quantity of SRECs. As a result, we may sell SRECs infrequently, at opportune times and in large quantities and the timing and volume of our SREC sales may lead to fluctuations in our quarterly results.

Solar Energy System and Product Sales.     Solar energy system and product sales primarily includes revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue from System Sales as a percentage of total revenue has increased significantly during the year ended December 31, 2017 as a result of our increased focus on System Sales. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. We anticipate solar energy system and product sales to continue to increase as a percentage of total revenue over time, albeit at a slower rate than what we have experienced in 2017. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Operating leases and other incentives	$110,052	$81,610	$47,224
SREC sales	33,038	19,304	13,926
ITC revenue	7,772	4,439	—
Total operating leases and incentives	150,862	105,353	61,150

System sales	114,462	27,607	762
Photovoltaic installation products	1,958	2,169	2,270
SREC sales	746	38	—
Total solar energy system and product sales	117,166	29,814	3,032
Total revenue	$268,028	$135,167	$64,182

Operating Expenses

Cost of Operating Leases and Incentives Revenue.     Cost of operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of operating leases and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In 2018, we expect our cost of operating leases and incentives revenue will increase in absolute dollars compared to 2017 primarily due to depreciation associated with additional solar energy systems being placed in service.

Cost of Solar Energy System and Product Sales Revenue.     Cost of solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In 2018, we expect our margins related to our solar energy system and product sales will remain consistent with 2017.

Sales and Marketing Expenses.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In 2018, we expect sales and marketing costs will increase slightly in absolute dollars compared to 2017.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In 2018, we expect research and development costs will decrease in absolute dollars compared to 2017.

General and Administrative Expenses.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. Our financial results have included charges for the use of services provided by Vivint. These costs were based on the actual cost incurred by Vivint without mark-up. The charges to us may not be representative of what the costs would have been had we operated separately from Vivint during the periods presented; however, we believe the amounts charged are representative of the incremental cost to Vivint to provide these services to us. We continued to use certain of Vivint’s information technology and infrastructure until we transitioned off in July 2017. In 2018, we expect that general and administrative expense will remain consistent in absolute dollars compared to 2017.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved and at cost for internally developed software projects. Such intangible assets are amortized over their estimated useful lives.

Impairment of Goodwill and Intangible Assets.     In conjunction with the acquisition by SunEdison, Inc., or SunEdison, failing to occur, our market capitalization decreased significantly during the first quarter of 2016, from $1.0 billion as of December 31, 2015 to $283.0 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of goodwill impairment, and we performed a test for potential impairment as of March 31, 2016. The completion of the impairment test resulted in the determination that our goodwill balance of $36.6 million was fully impaired. See Note 7—Intangible Assets and Goodwill.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of capital lease obligations. In 2018, we expect our interest expense to increase in absolute dollars compared to 2017 as we have incurred additional indebtedness. Additionally, our debt facilities accrue interest at floating rates and increases in the floating rates would result in higher interest expense.

Other Expense (Income), Net.   Other expense (income), net includes changes in fair value for the ineffective portions of our cash flow hedges and has included interest and penalties associated with tax payments that were not paid in a timely manner.

Income Tax (Benefit) Expense.     All of our business is conducted in the United States, and therefore income tax (benefit) expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available to Stockholders

We determine the net income available to common stockholders by deducting from net income (loss) the net loss attributable to non-controlling interests and redeemable non-controlling interests. The net loss attributable to non-controlling interests and redeemable non-controlling interests represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate.

We have determined that the legal provisions in the contractual arrangements of the investment funds in which there is a non-controlling interest represent substantive profit-sharing arrangements, where the allocation to the partners differs from the stated ownership percentages. We have further determined that the appropriate methodology for attributing income and loss to the non-controlling interests and redeemable non-controlling interests each period is a balance sheet approach using the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts of income and loss attributed to the non-controlling interests and redeemable non-controlling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these funds, assuming the net assets of the respective investment funds were liquidated at recorded amounts determined in accordance with U.S. generally accepted accounting principles, or GAAP. The fund investors’ interest in the results of operations of these investment funds is determined as the difference in the fund investors’ claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions between the fund and the fund investors. For all of our investment funds in which we have an equity interest, the application of HLBV is performed consistently. However, the results of that application and its impact on the income or loss allocated between us and the non-controlling interests and redeemable non-controlling interests depend on the respective funds’ specific contractual liquidation provisions. HLBV results are generally affected by, among other factors, the tax attributes allocated to the fund investors including tax bonus depreciation and ITCs, the amount of preferred returns that have been paid to the fund investors by the investment funds, and the allocation of taxable income or losses in a liquidation scenario. As of December 31, 2017, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses, as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Operating leases and incentives	$150,862	$105,353	$61,150
Solar energy system and product sales	117,166	29,814	3,032
Total revenue	268,028	135,167	64,182
Cost of revenue:
Cost of revenue—operating leases and incentives	141,305	150,796	131,213
Cost of revenue—solar energy system and product sales	88,977	23,185	1,762
Total cost of revenue	230,282	173,981	132,975
Gross profit (loss)	37,746	(38,814)	(68,793)
Operating expenses:
Sales and marketing	38,696	41,436	48,078
Research and development	3,340	2,979	3,901
General and administrative	79,399	81,802	92,664
Amortization of intangible assets	558	901	13,172
Impairment of goodwill and intangible assets	—	36,601	4,506
Total operating expenses	121,993	163,719	162,321
Loss from operations	(84,247)	(202,533)	(231,114)
Interest expense	64,264	34,008	12,568
Other expense (income), net	352	(1,437)	(154)
Loss before income taxes	(148,863)	(235,104)	(243,528)
Income tax (benefit) expense	(157,333)	7,433	9,737
Net income (loss)	8,470	(242,537)	(253,265)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(200,628)	(260,523)	(266,345)
Net income available to common stockholders	$209,098	$17,986	$13,080

Comparison of Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Revenue:
Operating leases and incentives	$150,862	$105,353	$45,509
Solar energy system and product sales	117,166	29,814	87,352
Total revenue	$268,028	$135,167	$132,861

Operating Leases and Incentives. The $45.5 million increase was primarily the result of a $28.4 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased by 25%. In addition, SREC sales increased $13.7 million primarily driven by the increased solar energy systems in service and revenue related to our lease pass-through fund arrangement increased $3.3 million as deferred ITC revenue was recognized.

Solar Energy System and Product Sales. The $87.4 million increase was primarily due to our increased focus on System Sales, which has resulted in a significant increase in solar energy systems placed in service under System Sales.

Cost of Revenue

	Year Ended December 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$141,305	$150,796	$(9,491)
Cost of revenue—solar energy system and product sales	88,977	23,185	65,792
Total cost of revenue	$230,282	$173,981	$56,301

Cost of Revenue—Operating Leases and Incentives. The $9.5 million decrease was primarily due to a $24.6 million decrease in non-capitalized compensation and benefits primarily due to decreases in installation and operations employee headcount as a result of lower installation volume, a $6.8 million decrease in facility, warehouse and other building costs and a $2.6 million decrease in stock-based compensation and other administrative expense. These decreases were partially offset by a $14.5 million increase in depreciation and amortization of solar energy systems and a $10.3 million increase in solar energy system portfolio maintenance costs primarily due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $65.8 million increase reflected the increase in the volume of System Sales.

Operating Expenses

	Year Ended December 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Operating expenses:
Sales and marketing	$38,696	$41,436	$(2,740)
Research and development	3,340	2,979	361
General and administrative	79,399	81,802	(2,403)
Amortization of intangible assets	558	901	(343)
Impairment of goodwill	—	36,601	(36,601)
Total operating expenses	$121,993	$163,719	$(41,726)

Sales and Marketing Expense. The $2.7 million decrease was primarily due to a $4.2 million decrease in pre-installation costs related to lower activity compared to the prior year and cost savings achieved through implementation of pre-installation operational and system-related process improvements and a $2.4 million decrease in marketing and brand awareness activities. These decreases were partially offset by a $3.1 million increase in compensation and benefits and a $1.1 million increase in stock-based compensation expense resulting primarily from an increase in inside sales, marketing and corporate sales employee headcount.

Research and Development Expense. The $0.4 million increase was primarily due to a $0.7 million increase in stock-based compensation expense resulting from forfeitures in 2016 that reduced stock-based compensation expense in that period.

General and Administrative Expense. The $2.4 million decrease was primarily due to a $4.9 million decrease in legal and other fees related to the failed acquisition by SunEdison in 2016 and a $3.1 million decrease in professional fees related to initiating and servicing tax equity investment funds as we initiated fewer funds in 2017 compared to 2016. Additionally, $2.2 million in costs were incurred in 2016 related to severance for senior management who left our company and other organizational changes during that period, and a $1.0 million fee was incurred to terminate and settle a commercial and industrial investment fund in 2016. These decreases were partially offset by a $5.8 million increase in compensation and benefits primarily related to additional hiring of information technology and other general and administrative employees and a $2.6 million increase in stock-based compensation resulting primarily from forfeitures in 2016 that reduced stock-based compensation expense in that period.

Impairment of Goodwill. An impairment charge of $36.6 million was recorded in 2016 to write off the entire value of goodwill as it was deemed to be fully impaired during the year ended December 31, 2016.

Non-Operating Expenses

	Year Ended December 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Interest expense	$64,264	$34,008	$30,256
Other expense (income), net	352	(1,437)	1,789

Interest Expense. Interest expense increased $30.3 million primarily due to the cost of financing additional borrowings year over year.

Other Expense (Income), Net. The $1.8 million change from other income to other expense was primarily due to unrealized net losses of $2.0 million related to our derivative financial instruments that were recognized during 2017.

Income Taxes

	Year Ended December 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Income tax (benefit) expense	$(157,333)	$7,433	$(164,766)

The $164.8 million change from income tax expense to income tax benefit was primarily attributable to a net $187.5 million reduction in deferred tax liabilities due to the corporate federal income tax rate being reduced from 35 percent to 21 percent effective for tax years beginning after 2017, $21.0 million of lower non-controlling interests and redeemable non-controlling interests and a tax-effected $12.8 million associated with the goodwill impairment charge during 2016. These decreases in income tax expense were partially offset by a tax-effected $29.3 million reduced loss before income taxes, $20.5 million of lower tax credits due to significantly fewer solar energy systems not financed through tax equity funds and $3.5 million of higher amortization related to the prepaid tax asset.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Year Ended December 31,		$ Change
	2017	2016	2017 from 2016
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(200,628)	$(260,523)	$59,895

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to our fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $59.9 million decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests reflects lower volumes of solar energy systems installed and placed in service under PPA and Solar Lease agreements compared to the same period in 2016.

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

Cost of Revenue

	Year Ended December 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$150,796	$131,213	$19,583
Cost of revenue—solar energy system and product sales	23,185	1,762	21,423
Total cost of revenue	$173,981	$132,975	$41,006

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

Cost of Revenue—Solar Energy System and Product Sales. The $21.4 million increase reflected the increase in the volume of System Sales.

Operating Expenses

	Year Ended December 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Operating expenses:
Sales and marketing	$41,436	$48,078	$(6,642)
Research and development	2,979	3,901	(922)
General and administrative	81,802	92,664	(10,862)
Amortization of intangible assets	901	13,172	(12,271)
Impairment of goodwill and intangible assets	36,601	4,506	32,095
Total operating expenses	$163,719	$162,321	$1,398

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

General and Administrative Expense. The $10.9 million decrease was primarily due to a $6.3 million decrease in stock-based compensation primarily due to performance options that vested in 2015 and the forfeiture of unvested stock options for executives who left our company in 2016. Additionally, professional fees related to initiating and servicing tax equity investment funds decreased $5.1 million as we were no longer subject to the advisory agreement with an affiliate of The Blackstone Group L.P., our Sponsor, in 2016. Legal and other fees related to the failed acquisition by SunEdison decreased $4.5 million and other professional fees decreased $2.7 million primarily due to decreased legal fees. Other administrative costs, including facility and information technology costs, new office equipment and business property tax expense decreased $0.9 million. These decreases were partially offset by a $5.4 million increase in compensation and benefits primarily related to corporate bonuses that were not accrued in 2015. Additionally, in 2016, $2.2 million in costs were incurred related to severance for senior management who left our company and other organizational changes and a $1.0 million fee was incurred to terminate and settle a commercial and industrial investment fund.

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

Non-Operating Expenses

	Year Ended December 31,		$ Change
	2016	2015	2016 from 2015
	(In thousands)
Interest expense	$34,008	$12,568	$21,440
Other income, net	(1,437)	(154)	(1,283)

Interest Expense. Interest expense increased $21.4 million primarily due to the cost of financing additional borrowings year over year.

Other Income, Net. The $1.3 million increase in other income was primarily due to $1.6 million in gains related to the ineffective portions of our cash flow hedges that were recognized during the period.

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

We believe that the assumptions and estimates associated with ITCs, revenue recognition, solar energy systems, net, the impairment analysis of long-lived assets, stock-based compensation, the provision for income taxes, the valuation of derivative financial instruments, the recognition and measurement of loss contingencies, and non-controlling interests and redeemable non-controlling interests have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Principles of Consolidation

We consider each of our investment funds to be a separate VIE. We use a qualitative approach in assessing the consolidation requirement for these VIEs. This approach focuses on determining whether we have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether we have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of these determinations involve significant management judgments. We have determined that we are the primary beneficiary in the operational VIEs in which we have an equity interest, which we consolidate. We evaluate our relationships with the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery or performance has occurred, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured. Our revenue is comprised of operating leases and incentives, and solar energy system and product sales. Operating leases and incentives revenue includes revenue associated with PPAs and Solar Leases, SREC sales, ITC revenue and rebate incentives. Solar energy system and product sales revenue includes System Sales, which may include structural upgrades included in sales contracts and SREC sales related to sold systems, and the sale of photovoltaic installation products. Revenue is recorded net of any sales tax collected.

Operating Leases and Incentives Revenue

Our most common revenue-generating activity consists of entering into PPAs with residential customers, under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage. Customers have not historically been charged for installation or activation of the solar energy system. For all PPAs, we assess the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay.

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

The guaranteed production levels have varying terms. Dependent on the level of the production guarantee, we either (1) recognize the monthly lease payments as revenue and record a solar energy performance guarantee liability due to the contingent nature of the lease payments, or (2) straight-line the contracted payments over the initial term of the lease. Solar energy performance guarantee liabilities were $0.1 million and a de minimis amount as of December 31, 2017 and 2016.

We apply for and receive SRECs in certain jurisdictions for power generated by solar energy systems we have installed. When SRECs are granted, we typically sell them to other companies directly, or to brokers, to assist them in meeting their own mandatory emission reduction or conservation requirements. We recognize revenue related to the sale of these certificates upon delivery, assuming the other revenue recognition criteria discussed above are met.

Lease Pass-Through Arrangement

In 2015, a lease pass-through fund arrangement became operational under which we contributed solar energy systems and the investor contributed cash. Contemporaneously, one of our wholly owned subsidiaries entered into a master lease arrangement to lease the solar energy systems and the associated PPAs or Solar Leases to the fund investor. Our wholly owned subsidiary made a tax election to pass the ITCs related to the solar energy systems through to the fund investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations.

Under this arrangement, the fund investor made a large upfront lease payment to our wholly owned subsidiary and is obligated to make subsequent periodic payments. We allocated a portion of the aggregate payments received from the fund investor to the estimated fair value of the assigned ITCs. The fair value of the ITCs was estimated by multiplying the ITC rate of 30% by the fair value of the systems that were sold to the lease pass-through fund. The fair value of the systems was determined by independent appraisals. Our wholly owned subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, we recognize ITC revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The amounts allocated to the ITCs were initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to the ITCs is recognized as operating leases and incentives revenue in the consolidated statements of operations based on the anniversary of each solar energy system’s placed in service date.

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

Photovoltaic Installation Products

We also recognize revenue from the sale of photovoltaic installation products. These sales are standalone and are recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met.

Solar Energy Systems, Net

Solar energy systems are stated at cost, less accumulated depreciation and amortization. Solar energy systems, net is comprised of system equipment costs and initial direct costs related to solar energy systems subject to PPAs or Solar Leases. Systems that are sold to customers through System Sales are not part of solar energy systems, net. System equipment costs include components such as solar panels, inverters, racking systems and other electrical equipment, as well as costs for design and installation activities once a long-term customer contract has been executed. Initial direct costs related to solar energy systems consist of sales commissions and other direct customer acquisition expenses. System equipment costs and initial direct costs are capitalized and recorded within solar energy systems, net. This accounting treatment results in decreased depreciation of such solar energy systems over their useful lives.

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

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. During the first quarter of 2016, our market capitalization decreased significantly from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. We considered this significant decrease in market capitalization to be an indicator of impairment and we performed a goodwill impairment test as of March 31, 2016. The impairment test determined that there was no implied value of goodwill, which resulted in an impairment charge of $36.6 million, which was recorded in impairment of goodwill and intangible assets for the year ended December 31, 2016.

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

Stock-Based Compensation

Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each restricted stock unit award and performance share unit award is determined as the closing price of our stock on the date of grant. The fair value of each time-based employee stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. We recognize compensation costs using the accelerated attribution method for all employee stock-based compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period.

Stock-based compensation expense for equity instruments issued to non-employees is recognized based on the estimated fair value of the equity instrument. The fair value of the non-employee awards is subject to remeasurement at each reporting period until services required under the arrangement are completed, which is the vesting date.

Use of the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including (1) the expected term of the option, (2) the expected volatility of the price of our common stock, (3) risk-free interest rates and (4) the expected dividend yield of our common stock. The assumptions used in the option-pricing model represent our best estimates. These estimates involve inherent uncertainties and the application of our judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Effective January 1, 2017, we adopted Accounting Standards Update, or ASU, 2016-09 and ASU 2017-11. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions. The adoption of ASU 2016-09 resulted in a net $1.2 million reduction to retained earnings as of January 1, 2017. ASU 2017-09 clarifies when changes to equity awards require the use of modification accounting guidance. This guidance was adopted prospectively and no prior periods were adjusted. See Note 2—Summary of Significant Accounting Policies for additional details on these ASUs.

Provision for Income Taxes

We account for income taxes under an asset and liability approach. Deferred income taxes are classified as long-term and reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. As required by ASC 740, we recognize the effect of tax rate and law changes on deferred taxes in the reporting period in which the legislation is enacted.

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

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within income tax (benefit) expense.

Derivative Financial Instruments

We maintain interest rate swaps as required by the terms of our debt agreements. The interest rate swaps related to the 2016 Term Loan Facility are designated as cash flow hedges. Changes in fair value for the effective portions of these cash flow hedges are recorded in other comprehensive (loss) income and will subsequently be reclassified to interest expense over the life of the related debt facilities as interest payments are made. Changes in fair value for the ineffective portions of the cash flow hedges are recognized in other expense (income), net. As interest payments for the associated debt agreements and derivatives are recognized, we include the effect of these payments in cash flows from operating activities within the consolidated statements of cash flows. The interest rate swaps related to the Aggregation Facility are not designated as hedge instruments and any changes in fair value are accounted for in other expense (income), net. Derivative instruments may be offset under their master netting arrangements.

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

Quarterly Results of Operations

The following table presents our unaudited consolidated statement of operations for each of the eight quarters in the 24-month period ended December 31, 2017. Our consolidated statement of operations for each of these quarters have been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, include all adjustments necessary for the fair presentation of our consolidated results of operations for these quarters. You should read this information together with our consolidated financial statements and the related notes included elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands except per share data)
Revenue:
Operating leases and incentives	$31,151	$45,909	$43,413	$30,389	$25,320	$33,394	$30,061	$16,578
Solar energy system and product sales	35,629	29,230	29,582	22,725	16,451	7,868	4,843	652
Total revenue	66,780	75,139	72,995	53,114	41,771	41,262	34,904	17,230
Cost of revenue:
Cost of revenue—operating leases and incentives	37,741	34,731	33,763	35,070	35,230	39,268	38,538	37,760
Cost of revenue—solar energy system and product sales	25,313	22,168	22,831	18,665	12,579	6,468	3,716	422
Total cost of revenue	63,054	56,899	56,594	53,735	47,809	45,736	42,254	38,182
Gross profit (loss)	3,726	18,240	16,401	(621)	(6,038)	(4,474)	(7,350)	(20,952)
Operating expenses:
Sales and marketing	10,659	9,808	9,411	8,818	9,358	8,617	10,813	12,648
Research and development	653	896	895	896	761	842	144	1,232
General and administrative	19,140	19,379	20,301	20,579	21,796	19,022	18,064	22,920
Amortization of intangible assets	140	139	139	140	139	342	155	265
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—	36,601
Total operating expenses	30,592	30,222	30,746	30,433	32,054	28,823	29,176	73,666
Loss from operations	(26,866)	(11,982)	(14,345)	(31,054)	(38,092)	(33,297)	(36,526)	(94,618)
Interest expense	16,557	16,148	16,838	14,721	11,469	9,361	7,413	5,765
Other (income) expense	(834)	195	715	276	(1,342)	(434)	309	30
Loss before income taxes	(42,589)	(28,325)	(31,898)	(46,051)	(48,219)	(42,224)	(44,248)	(100,413)
Income tax (benefit) expense	(181,265)	9,375	5,156	9,401	(2,812)	(2,959)	8,055	5,149
Net income (loss)	138,676	(37,700)	(37,054)	(55,452)	(45,407)	(39,265)	(52,303)	(105,562)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(45,245)	(44,605)	(42,034)	(68,744)	(65,545)	(55,961)	(64,674)	(74,343)
Net income available (loss attributable) to common stockholders	$183,921	$6,905	$4,980	$13,292	$20,138	$16,696	$12,371	$(31,219)
Net income available (loss attributable) per share to common stockholders:
Basic	$1.60	$0.06	$0.04	$0.12	$0.18	$0.15	$0.12	$(0.29)
Diluted	$1.54	$0.06	$0.04	$0.11	$0.18	$0.15	$0.11	$(0.29)
Weighted-average shares used in computing net income available (loss attributable) per share to common stockholders:
Basic	114,847	114,505	112,351	110,765	110,198	108,692	107,226	106,619
Diluted	119,578	119,465	117,570	116,398	114,898	113,344	111,380	106,619
Quarterly Trends

Revenue

Revenue from operating leases and incentives increased in 2017 due to increases in the cumulative number of solar energy systems placed in service.

Revenue from solar energy system and product sales increased significantly through 2017 due to our continued emphasis on System Sales through cash and third-party loan products.

Operating Expenses

Cost of revenue—solar energy system and products sales increased significantly through 2017 in line with our increased revenue from System Sales in the period.

In impairment of goodwill and intangible assets, we incurred a $36.6 million impairment charge in the first quarter of 2016 as we determined that our goodwill balance was impaired.

Non-Operating Expenses

Interest expense has increased in 2017 primarily due to additional borrowings incurred to support our growth and increases in floating interest rates.

Other (income) expense fluctuates from quarter to quarter due to changes in the fair value of the ineffective portions of our cash flow hedges and our interest rate swaps not designated as hedge instruments.

Income tax (benefit) expense

There was a large one-time provisional tax benefit in the fourth quarter of 2017 due to the implementation of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $108.5 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings, and from cash inflows from operations. In February 2018, our wholly owned subsidiary entered into an investment fund arrangement with an existing fund investor. The total commitment under the investment fund arrangement is $75.0 million. In addition, subsequent to quarter end, we entered into non-binding letters of intent for five new tax equity investment funds for an aggregate $401 million. If we are unable to consummate these investments or establish the other investment funds that we intend to pursue during this period, we will be required to obtain additional financing in order to continue to grow our business or finance the deployment of solar energy systems using cash on hand until such additional financing has been secured.

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

Sources of Funds

Investment Fund Commitments

As of February 28, 2018, we had raised 22 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.5 billion. The undrawn committed capital for these funds as of February 28, 2018 is approximately $85 million, which we estimate will fund approximately 44 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of December 31, 2017 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
2017 Term loan facility	$197,764	$—	6.0%	January 2035
2016 Term loan facility(1)	287,919	—	4.3	August 2021
Subordinated HoldCo facility	197,625	—	9.3	March 2020
Credit agreement	1,299	—	6.5	February 2023
Revolving lines of credit
Aggregation facility(2)	135,000	240,000	4.7	September 2020
Working capital facility(3)	136,500	—	4.8	March 2020
Total debt	$956,107	$240,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $260.9 million of the principal borrowings outstanding. See Note 11—Derivative Financial Instruments.
(2)	The Aggregation facility was amended in March 2017. See Note 10—Debt Obligations.
(3)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at December 31, 2017.

Revenue from Operations

In the year ended December 31, 2017, we generated $150.9 million in revenue from operating leases and incentives, which approximates cash inflow with the exception of $7.8 million of operating lease revenue related to ITCs in our lease pass-through fund. Cash related to our System Sales is generally received prior to revenue recognition and during 2017 we received $119.8 million related to System Sales. The cash from our revenue partially offsets the cash used in operations for the period.

Uses of Funds

Our principal uses of cash are funding our operations, including the costs of acquisition and installation of solar energy systems, satisfaction of our obligations under our debt instruments and other working capital requirements. From time to time, we also reimburse portions of fund investors’ capital as a result of delays in the installation process and interconnection to the power grid of solar energy systems and other factors. We expect our capital expenditures to continue to increase as we continue to install additional solar energy systems. We will need to raise financing to support our operations, and such financing may not be available to us on acceptable terms, or at all.

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:	(In thousands)
Operating activities	$(33,854)	$(165,690)	$(189,244)
Investing activities	(290,808)	(414,447)	(556,446)
Financing activities	336,528	584,510	576,254
Net increase (decrease) in cash and cash equivalents	$11,866	$4,373	$(169,436)

Operating Activities

In 2017, we had a net cash outflow from operations of $33.9 million. This outflow was primarily due to an $86.4 million increase in prepaid tax assets. This outflow was partially offset by cash inflows of $41.8 million from our net income excluding noncash and non-operating items and $10.7 million from changes in working capital.

Investing Activities

In 2017, we used $290.8 million in investing activities primarily due to $276.7 million in costs associated with the design, acquisition and installation of solar energy systems and a $19.6 million increase to restricted cash and cash equivalents due primarily to the requirements of the 2017 Term Loan Facility. These outflows were partially offset by $3.7 million in proceeds from state tax credits.

Financing Activities

In 2017, we generated $336.5 million from financing activities, of which $356.8 million was received in proceeds from long-term debt and $213.7 million was received in proceeds from investments by non-controlling interests and redeemable non-controlling interests into our investment funds. These proceeds were partially offset by repayments of long-term debt of $172.5 million, distributions to non-controlling interests and redeemable non-controlling interests of $47.3 million, and payments for debt issuance costs and deferred offering costs of $13.9 million.

Contractual Obligations

Our contractual commitments and obligations were as follows as of December 31, 2017:

	Payments Due by Period(1)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt	$13,939	$491,052	$283,876	$167,240	$956,107
Interest payments related to long-term debt(2)	54,611	86,841	28,233	69,434	239,119
Distributions payable to non-controlling interests and redeemable non-controlling interests(3)	16,437	—	—	—	16,437
Capital lease obligations and interest	4,457	1,687	—	—	6,144
Operating lease obligations	11,161	15,616	18,543	73,090	118,410
Total	$100,605	$595,196	$330,652	$309,764	$1,336,217

(1)

Does not include amounts related to redeemable put options held by fund investors. The redemption price for the fund investors’ interest in the respective fund is equal to the sum of: (a) any unpaid, accrued priority return, and (i) the greater of: (x) a fixed price and (b) the fair market value of such interest at the date the option is exercised. Due to uncertainties associated with estimating the timing and amount of the redemption price, we cannot determine the potential future payments that we could have to make under these redemption options. For additional information regarding the redeemable put options, see Note 13—Redeemable Non-Controlling Interests and Equity and Preferred Stock to our consolidated financial statements. As of December 31, 2017, all fund investors have contributed an aggregate of $1,264.6 million into the funds. For additional information regarding our investment funds, see Note 12—Investment Funds to our consolidated financial statements.

(2)

Interest payments related to long-term debt are calculated and estimated for the periods presented based on the amount of debt outstanding and the interest rates as of December 31, 2017, given our debt is primarily at floating interest rates.

(3)

Includes $9.7 million in accrued distributions to reimburse fund investors in order to true up the investors’ expected rate of return primarily due to a delay in solar energy systems being interconnected to the power grid. However, does not include any other potential contractual obligations that may arise as a result of the contractual guarantees we have made with certain investors in our investment funds. The amounts of any potential payments we may be required to make depend on the amount and timing of future distributions to the relevant fund investors and the ITCs that accrue to such investors from the funds’ activities. Due to uncertainties associated with estimating the timing and amounts of distributions and likelihood of an event that may trigger repayment of any forfeiture or recapture of ITCs to such investors, we cannot determine the potential maximum future payments that we could have to make under these guarantees. As a result of these guarantees, as of December 31, 2017, we were required to hold a minimum balance of $10.0 million in the aggregate, which is classified as restricted cash and cash equivalents on our consolidated balance sheet. For additional information, see Note 12—Investment Funds to our consolidated financial statements.

Off-Balance Sheet Arrangements

We include in our consolidated financial statements all assets and liabilities and results of operations of investment fund arrangements that we have entered into. We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements that will impact us, see Note 2—Summary of Significant Accounting Policies.

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

As of December 31, 2017, we had cash and cash equivalents of $108.5 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our consolidated financial statements.

As of December 31, 2017, interest on our floating-rate debt facilities accrued at a weighted-average rate of approximately 6.6%. A hypothetical 10% increase in the interest rates on our floating-rate debt facilities would have increased our interest expense by approximately $3.3 million for the year ended December 31, 2017.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vivint Solar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivint Solar, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, redeemable non-controlling interests and equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Salt Lake City, Utah

March 7, 2018

Vivint Solar, Inc.

Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$108,452	$96,586
Accounts receivable, net	19,665	12,658
Inventories	22,597	11,285
Prepaid expenses and other current assets	34,049	46,683
Total current assets	184,763	167,212
Restricted cash and cash equivalents	46,486	26,853
Solar energy systems, net	1,673,532	1,458,355
Property and equipment, net	15,078	23,199
Intangible assets, net	862	1,420
Prepaid tax asset, net	505,883	419,474
Other non-current assets, net	37,325	29,843
TOTAL ASSETS(1)	$2,463,929	$2,126,356
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$40,736	$46,630
Accounts payable—related party	163	191
Distributions payable to non-controlling interests and redeemable non-controlling interests	16,437	16,176
Accrued compensation	20,992	20,003
Current portion of long-term debt	13,585	6,252
Current portion of deferred revenue	41,846	19,911
Current portion of capital lease obligation	4,166	5,163
Accrued and other current liabilities	29,675	19,364
Total current liabilities	167,600	133,690
Long-term debt, net of current portion	925,964	750,728
Deferred revenue, net of current portion	29,200	34,379
Capital lease obligation, net of current portion	1,599	5,476
Deferred tax liability, net	342,382	395,218
Other non-current liabilities	13,674	10,355
Total liabilities(1)	1,480,419	1,329,846
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	122,444	129,676
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 115,099 shares issued and outstanding as of December 31, 2017; 1,000,000 authorized, 110,245 shares issued and outstanding as of December 31, 2016	1,151	1,102
Additional paid-in capital	559,788	542,348
Accumulated other comprehensive income	6,905	7,631
Retained earnings	213,107	5,217
Total stockholders' equity	780,951	556,298
Non-controlling interests	80,115	110,536
Total equity	861,066	666,834
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,463,929	$2,126,356

(1)

The Company’s consolidated assets as of December 31, 2017 and 2016 include $1,516.2 million and $1,303.5 million consisting of assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,486.0 million and $1,273.8 million as of December 31, 2017 and 2016; cash and cash equivalents of $17.3 million and $23.2 million as of December 31, 2017 and 2016; accounts receivable, net, of $5.1 million and $4.0 million as of December 31, 2017 and 2016; other non-current assets, net of $6.8 million and $1.8 million as of December 31, 2017 and 2016; and prepaid expenses and other current assets of $1.0 million and $0.8 million as of December 31, 2017 and 2016. The Company’s consolidated liabilities as of December 31, 2017 and 2016 included $58.4 million and $64.2 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $16.4 million and $16.2 million as of December 31, 2017 and 2016; deferred revenue of $36.0 million and $41.7 million as of December 31, 2017 and 2016; accrued and other current liabilities of $4.5 million as of December 31, 2017 and 2016; and other non-current liabilities of $1.4 million and $1.9 million as of December 31, 2017 and 2016. For further information see Note 12—Investment Funds.

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Operating leases and incentives	$150,862	$105,353	$61,150
Solar energy system and product sales	117,166	29,814	3,032
Total revenue	268,028	135,167	64,182
Cost of revenue:
Cost of revenue—operating leases and incentives	141,305	150,796	131,213
Cost of revenue—solar energy system and product sales	88,977	23,185	1,762
Total cost of revenue	230,282	173,981	132,975
Gross profit (loss)	37,746	(38,814)	(68,793)
Operating expenses:
Sales and marketing	38,696	41,436	48,078
Research and development	3,340	2,979	3,901
General and administrative	79,399	81,802	92,664
Amortization of intangible assets	558	901	13,172
Impairment of goodwill and intangible assets	—	36,601	4,506
Total operating expenses	121,993	163,719	162,321
Loss from operations	(84,247)	(202,533)	(231,114)
Interest expense	64,264	34,008	12,568
Other expense (income), net	352	(1,437)	(154)
Loss before income taxes	(148,863)	(235,104)	(243,528)
Income tax (benefit) expense	(157,333)	7,433	9,737
Net income (loss)	8,470	(242,537)	(253,265)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(200,628)	(260,523)	(266,345)
Net income available to common stockholders	$209,098	$17,986	$13,080
Net income available per share to common stockholders:
Basic	$1.85	$0.17	$0.12
Diluted	$1.77	$0.16	$0.12
Weighted-average shares used in computing net income available per share to common stockholders:
Basic	113,132	108,190	106,088
Diluted	118,268	112,538	109,858

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income available to common stockholders	$209,098	$17,986	$13,080
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedging instruments (net of tax effect of $(562) and $5,258 in 2017 and 2016)	(843)	7,875	—
Less: Interest income (expense) on derivatives recognized into earnings (net of tax effect of $78 and $(163) in 2017 and 2016)	117	(244)	—
Total other comprehensive (loss) income	(726)	7,631	—
Comprehensive income	$208,372	$25,617	$13,080

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

	Redeemable				Accumulated	Retained
	Non-			Additional	Other	Earnings	Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’	Controlling	Total
	Interests	Shares	Amount	Capital	Income	Deficit)	Equity	Interests	Equity
Balance — January 1, 2015	$128,427	105,303	$1,053	$502,785	$—	$(25,849)	$477,989	$135,147	$613,136
Stock-based compensation expense	—	—	—	25,604	—	—	25,604	—	25,604
Excess tax benefit from stock-based compensation	—	—	—	1,713	—	—	1,713	—	1,713
Issuance of common stock, net	—	1,273	13	544	—	—	557	—	557
Contributions from non-controlling interests and redeemable non-controlling interests	113,896	—	—	—	—	—	—	178,833	178,833
Distributions to non-controlling interests and redeemable non-controlling interests	(6,566)	—	—	—	—	—	—	(23,542)	(23,542)
Net (loss) income	(66,216)	—	—	—	—	13,080	13,080	(200,129)	(187,049)
Balance — December 31, 2015	169,541	106,576	1,066	530,646	—	(12,769)	518,943	90,309	609,252
Stock-based compensation expense	—	—	—	10,614	—	—	10,614	—	10,614
Excess tax detriment from stock-based compensation	—	—	—	(1,713)	—	—	(1,713)	—	(1,713)
Issuance of common stock, net	—	3,669	36	2,801	—	—	2,837	—	2,837
Contributions from non-controlling interests and redeemable non-controlling interests	42,803	—	—	—	—	—	—	235,045	235,045
Distributions to non-controlling interests and redeemable non-controlling interests	(7,650)	—	—	—	—	—	—	(29,313)	(29,313)
Total other comprehensive income	—	—	—	—	7,631	—	7,631	—	7,631
Net (loss) income	(75,018)	—	—	—	—	17,986	17,986	(185,505)	(167,519)
Balance — December 31, 2016	129,676	110,245	1,102	542,348	7,631	5,217	556,298	110,536	666,834
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	2,014	—	(1,208)	806	—	806
Stock-based compensation expense	—	—	—	12,917	—	—	12,917	—	12,917
Issuance of common stock, net	—	4,854	49	588	—	—	637	—	637
Contributions from non-controlling interests and redeemable non-controlling interests	65,062	—	—	—	—	—	—	148,666	148,666
Distributions to non-controlling interests and redeemable non-controlling interests	(7,566)	—	—	—	—	—	—	(39,984)	(39,984)
Acquisition of redeemable non-controlling interests	(3,203)	—	—	1,921	—	—	1,921	—	1,921
Total other comprehensive loss	—	—	—	—	(726)	—	(726)	—	(726)
Net (loss) income	(61,525)	—	—	—	—	209,098	209,098	(139,103)	69,995
Balance — December 31, 2017	$122,444	115,099	$1,151	$559,788	$6,905	$213,107	$780,951	$80,115	$861,066

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,470	$(242,537)	$(253,265)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60,606	46,821	24,924
Amortization of intangible assets	558	901	13,172
Impairment of goodwill and intangible assets	—	36,601	4,506
Deferred income taxes	(52,828)	174,090	107,466
Stock-based compensation	12,917	10,614	25,604
Loss on solar energy systems and property and equipment	6,858	6,432	1,024
Noncash interest and other expense	9,422	7,161	3,724
Reduction in lease pass-through financing obligation	(4,515)	(4,239)	(231)
Losses (gains) on interest rate swaps	359	(1,591)	—
Excess tax detriment from stock-based compensation	—	(1,713)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,007)	(9,022)	(1,799)
Inventories	(11,312)	(10,654)	143
Prepaid expenses and other current assets	10,864	(32,526)	(576)
Prepaid tax asset, net	(86,409)	(141,978)	(165,586)
Other non-current assets, net	(5,502)	(6,078)	(5,268)
Accounts payable	(93)	2,698	1,636
Accounts payable—related party	(192)	(1,714)	(227)
Accrued compensation	495	5,567	(892)
Deferred revenue	16,756	6,018	43,492
Accrued and other liabilities	6,699	(10,541)	12,909
Net cash used in operating activities	(33,854)	(165,690)	(189,244)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(276,651)	(405,635)	(540,399)
Payments for property and equipment	(672)	(2,785)	(6,307)
Proceeds from disposals of solar energy systems and property and equipment	2,428	913	—
Change in restricted cash and cash equivalents	(19,633)	(11,818)	(8,519)
Proceeds from state tax credits	3,720	5,169	—
Purchase of intangible assets	—	(291)	(1,221)
Net cash used in investing activities	(290,808)	(414,447)	(556,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	213,728	277,848	292,729
Distributions paid to non-controlling interests and redeemable non-controlling interests	(47,289)	(32,134)	(25,541)
Proceeds from long-term debt	356,750	589,246	310,850
Payments on long-term debt	(172,495)	(233,244)	—
Payments for debt issuance and deferred offering costs	(13,917)	(16,774)	(6,011)
Proceeds from lease pass-through financing obligation	3,581	2,388	7,228
Principal payments on capital lease obligations	(4,467)	(5,657)	(5,363)
Proceeds from issuance of common stock	637	2,837	649
Excess tax benefits from stock-based compensation	—	—	1,713
Net cash provided by financing activities	336,528	584,510	576,254
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,866	4,373	(169,436)
CASH AND CASH EQUIVALENTS—Beginning of period	96,586	92,213	261,649
CASH AND CASH EQUIVALENTS—End of period	$108,452	$96,586	$92,213
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$51,127	$23,733	$8,469
Cash (recovered from) paid for income taxes	$(33,245)	$15,905	$67,135
NONCASH INVESTING AND FINANCING ACTIVITIES:
Changes in fair value of interest rate swaps	$(1,569)	$14,317	$—
Vehicles acquired under capital leases	$874	$1,947	$11,363
Costs of solar energy systems included in changes in accounts payable, accounts payable—related party, accrued compensation and accrued and other liabilities	$610	$(4,508)	$(6,589)
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$261	$4,829	$4,567
Receivable for tax credit recorded as a reduction to solar energy system costs	$102	$1,552	$1,678
Costs of lessor-financed tenant improvements	$—	$7,850	$—
Property acquired under build-to-suit agreements	$—	$2,896	$25,560
Sale-leaseback of property under build-to-suit agreements	$—	$(28,456)	$—

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Notes to Consolidated Financial Statements

1.Organization

Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company most commonly offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements (“PPAs”) and legal-form leases (“Solar Leases”). The Company also offers its customers the option to purchase solar energy systems (“System Sales”) through third-party loan offerings or a cash purchase. The Company enters into customer contracts through a sales organization that primarily uses a direct-to-home sales model. The long-term customer contracts under PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to the Company.

The Company has formed various investment funds and entered into long-term debt facilities to monetize the recurring customer payments under its long-term customer contracts and investment tax credits (“ITCs”), accelerated tax depreciation and other incentives associated with residential solar energy systems. The Company uses the cash received from the investment funds, long-term debt facilities and cash generated from operations, including System Sales, to finance a portion of the Company’s variable and fixed costs associated with installing solar energy systems.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts and operations of the Company, its subsidiaries in which the Company has a controlling financial interest and the investment funds formed to fund the purchase of solar energy systems under long-term customer contracts, which are consolidated as variable interest entities (“VIEs”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of these determinations involve significant management judgments. The Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information regarding these VIEs, see Note 12—Investment Funds.

Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications did not have a significant impact on the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, ITCs; revenue recognition; solar energy systems, net; the impairment analysis of long-lived assets; stock-based compensation; the provision for income taxes; the valuation of derivative financial instruments; the recognition and measurement of loss contingencies; and non-controlling interests and redeemable non-controlling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Cash equivalents consist principally of time deposits and money market accounts with high quality financial institutions.

Restricted Cash

The Company’s guaranty agreements with certain of its fund investors require the maintenance of minimum cash balances of $10.0 million. For additional information, see Note 12—Investment Funds. As of December 31, 2017, the Company also had $36.5 million in required reserves outstanding in separate collateral accounts in accordance with the terms of its various debt obligations. For additional information, see Note 10—Debt Obligations. These minimum cash balances are classified as restricted cash.

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

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is comprised of the monthly PPA power generation not yet invoiced and the monthly bill rate of Solar Leases as of the end of the reporting period. The Company estimates its allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends and adverse situations that may affect customers’ ability to pay. Revisions to the allowance are recorded as an adjustment to bad debt expense or as a reduction to revenue when collectability is not reasonably assured. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible would be charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. The Company had an allowance for doubtful accounts of $3.6 million and $1.8 million as of December 31, 2017 and 2016.

Inventories

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, which simplifies the measurement of inventory by changing the measurement principle for inventories valued under the first-in, first-out (“FIFO”) or weighted-average methods from the lower of cost or market to the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this ASU prospectively and no prior periods were adjusted. The adoption of this ASU had no material effect on the consolidated financial statements.

Inventories include solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Inventory is stated at the lower of cost, on a FIFO basis, or net realizable value. Upon interconnection to the power grid, solar energy system inventory is removed using the specific identification method. Inventories also include components related to photovoltaic installation products and are stated at the lower of cost, on an average cost basis, or net realizable value. The Company evaluates its inventory reserves on a quarterly basis and writes down the value of inventories for estimated excess and obsolete inventories based on assumptions about future demand and market conditions. See Note 4—Inventories.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The associated concentration risk for cash and cash equivalents is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. Approximately 64% of accounts receivable, net as of December 31, 2017 was due from a third-party loan provider that offers financing to System Sales customers. The Company does not require collateral or other security to support accounts receivable. The Company is not dependent on any single customer outside of the third-party loan providers.

The Company purchases solar panels, inverters and other system components from a limited number of suppliers. Three suppliers accounted for approximately 99% of the solar photovoltaic module purchases for the year ended December 31, 2017. Two suppliers accounted for approximately 98 % of the Company’s inverter purchases for the year ended December 31, 2017. If these suppliers fail to satisfy the Company’s requirements on a timely basis or if the Company fails to develop, maintain and expand its relationship with these suppliers, the Company could suffer delays in being able to deliver or install its solar energy systems, experience a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

As of December 31, 2017, the Company’s customers are located in 21 states. Solar energy system installations in California accounted for approximately 39%, 31 % and 36 % of total installations for the years ended December 31, 2017, 2016 and 2015. Solar energy system installations in the Northeastern United States accounted for approximately 33%, 38 % and 40 % of total installations for the years ended December 31, 2017, 2016 and 2015. Future operations could be affected by changes in the economic conditions in these and other geographic areas, by changes in materials costs, by changes in the demand for renewable energy generated by solar panel systems or by changes or eliminations of solar energy related government incentives.

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

The Company’s financial instruments measured on a recurring basis consist of Level II assets. See Note 3—Fair Value Measurements.

Investment Tax Credits (ITCs)

The Company applies for and receives ITCs under Section 48(a) of the Internal Revenue Code. The amount for the ITC is equal to 30% of the value of eligible solar property. The Company receives all ITCs for solar energy systems that are not sold to customers or placed in its investment funds. The Company accounts for its ITCs as a reduction of income tax expense in the year in which the credits arise. The Company receives minimal allocations of ITCs for solar energy systems placed in its investment funds as the majority of such credits are allocated to the fund investor. Some of the Company’s investment funds obligate it to make certain fund investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs as a result of the Internal Revenue Service’s (the “IRS”) assessment of the fair value of such systems. The Company has concluded that the likelihood of a recapture event related to these assessments is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure.

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

System equipment costs are depreciated and initial direct costs are amortized once the respective systems have been installed, interconnected to the power grid and received permission to operate. The determination of the useful lives of assets included within solar energy systems involves significant management judgment. As of December 31, 2017 and 2016, the Company had recorded costs of $1,803.2 million and $1,532.1 million in solar energy systems, of which $1,717.3 million and $1,417.4 million related to systems that had been interconnected to the power grid, with accumulated depreciation and amortization of $129.6 million and $73.8 million.

Property and Equipment, Net

The Company’s property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Vehicles leased under capital leases are depreciated over the life of the lease term, which is typically three to five years. The estimated useful lives of computer equipment, furniture, fixtures and purchased software are three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The estimated useful lives of leasehold improvements currently range from one to 12 years. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements that extend the useful lives of existing assets would be capitalized and depreciated over their estimated useful lives.

Intangible Assets

The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The Company tests these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization for internal-use software of $0.4 million, $0.8 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015.

Other finite-lived intangible assets, which consist of developed technology acquired in business combinations, trademarks/trade names and customer relationships are initially recorded at fair value and presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes customer relationships over five years, trademarks/trade names over 10 years and developed technology over  eight years. See Note 7—Intangible Assets and Goodwill.

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

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the net tangible and intangible assets acquired. During the first quarter of 2016, the Company’s market capitalization decreased significantly from $1.0 billion as of December 31, 2015 to $283 million as of March 31, 2016. The Company considered this significant decrease in market capitalization to be an indicator of impairment and the Company performed a goodwill impairment test as of March 31, 2016. The impairment test determined that there was no implied value of goodwill, which resulted in an impairment charge of $36.6 million, which was recorded in impairment of goodwill and intangible assets for the year ended December 31, 2016.

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

Prepaid Tax Asset, Net

The Company recognizes sales of solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems has been eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and recorded as a prepaid tax asset and amortized as deferred tax expense over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years.

Other Non-Current Assets

Other non-current assets primarily consist of interest rate swaps, the long-term portion of lease incentive assets, advances receivable due from sales representatives, debt issuance costs, prepaid insurance, a straight-line lease asset and long-term refundable rent deposits. For additional information regarding the interest rate swaps, see “—Derivative Financial Instruments” and Note 11—Derivative Financial Instruments. Lease incentives represent cash payments made by the Company to customers in order to finalize long-term customer contracts. The Company provides advance payments of compensation to direct-sales personnel under certain circumstances. The advance is repaid as a reduction of the direct-sales personnel’s future compensation. The Company has established an allowance related to advances to direct-sales personnel who have terminated their employment agreement with the Company. These are non-interest-bearing advances. Debt issuance costs represent costs incurred in connection with obtaining revolving debt financings and are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the term of the related financing. During the year ended December 31, 2017, the Company acquired two insurance policies to mitigate the risk of ITC recapture. The insurance premiums are being amortized on a straight-line basis over the policy period. For Solar Lease agreements, the Company recognizes revenue on a straight-line basis over the lease term and records an asset that represents future customer payments.

Distributions Payable to Non-Controlling Interests and Redeemable Non-Controlling Interests

As discussed in Note 12—Investment Funds, the Company and fund investors have formed various investment funds that the Company consolidates as the Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. These VIEs are required to pay cumulative cash distributions to their respective fund investors. The Company accrues amounts payable to fund investors in distributions payable to non-controlling interests and redeemable non-controlling interests.

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

Home Installation Accruals and Warranties

The Company typically warrants solar energy systems sold to customers for periods of one to ten years against defects in design and workmanship, and for periods of one to ten years that installations will remain watertight. The manufacturers’ warranties on the solar energy system components, which are typically passed through to the customers, have typical product warranty periods of 10 to 20 years and a limited performance warranty period of 25 years. The Company warrants its photovoltaic installation devices for six months to one year against defects in materials or installation workmanship.

The Company generally assesses a loss contingency accrual for damages related to home installations and roof penetrations, and provides for their estimated cost at the time the related revenue is recognized. The Company assesses the accrued home installation and roof penetration reserves regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates. The current portion of this accrual is recorded as a component of accrued and other current liabilities and was $1.4 million and $0.8 million as of December 31, 2017 and 2016. The non-current portion of this accrual is recorded as a component of other non-current liabilities and was $2.1 million and $0.8 million as of December 31, 2017 and 2016.

Derivative Financial Instruments

The Company maintains interest rate swaps as required by the terms of its debt agreements. See Note 10—Debt Obligations. The interest rate swaps related to the 2016 Term Loan Facility are designated as cash flow hedges. Changes in fair value for the effective portions of these cash flow hedges are recorded in other comprehensive (loss) income (“OCI”) and will subsequently be reclassified to interest expense over the life of the related debt facility as interest payments are made. Changes in fair value for the ineffective portions of the cash flow hedges are recognized in other expense (income), net. As interest payments for the associated debt agreement and derivatives are recognized, the Company includes the effect of these payments in cash flows from operating activities within the consolidated statements of cash flows. The interest rate swaps related to the Aggregation Facility are not designated as hedge instruments and any changes in fair value are accounted for in other expense (income), net. Derivative instruments may be offset under their master netting arrangements. See Note 11—Derivative Financial Instruments.

Comprehensive Income

Due to the Company entering into interest rate swaps, OCI includes unrealized gains on the cash flow hedges for the years ended December 31, 2017 and 2016. Prior to 2016, the Company had no comprehensive income or loss.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery or performance has occurred, (3) the sales price is fixed or determinable and (4) collectability is reasonably assured. The Company’s revenue is comprised of operating leases and incentives, and solar energy system and product sales as captioned in the consolidated statements of operations. Operating leases and incentives revenue includes PPA and Solar Lease revenue, solar renewable energy certificates (“SRECs”) sales, ITC revenue and rebate incentives. Solar energy system and product sales revenue includes System Sales, which may include structural upgrades in sales contracts and SREC sales related to sold systems, and the sale of photovoltaic installation products. Revenue is recorded net of any sales tax collected.

Operating Leases and Incentives Revenue

The Company’s most common revenue-generating activity consists of entering into PPAs with residential customers, under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage. Customers have not historically been charged for installation or activation of the solar energy system. For all PPAs, the Company assesses the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay.

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

The guaranteed production levels have varying terms. Dependent on the level of the production guarantee, the Company either (1) recognizes the monthly lease payments as revenue and records a solar energy performance guarantee liability due to the contingent nature of the lease payments, or (2) straight-lines the contracted payments over the initial term of the lease. Solar energy performance guarantee liabilities were $0.1 million and de minimis as of December 31, 2017 and 2016.

Future minimum annual lease receipts due from customers under Solar Leases as of December 31, 2017 are as follows (in thousands):

Years Ending December 31,
2018	$6,266
2019	6,448
2020	6,635
2021	6,827
2022	7,025

The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it has installed. When SRECs are granted, the Company typically sells them to other companies directly, or to brokers, to assist them in meeting their own mandatory emission reduction or conservation requirements. The Company recognizes revenue related to the sale of these certificates upon delivery, assuming the other revenue recognition criteria discussed above are met. Total SREC revenue was $33.8 million, $19.3 million and $13.9 million for the years ended December 31, 2017, 2016 and 2015.

Lease Pass-Through Arrangement

In 2015, a lease pass-through fund arrangement became operational under which the Company contributed solar energy systems and the investor contributed cash. Contemporaneously, a wholly owned subsidiary of the Company entered into a master lease arrangement to lease the solar energy systems and the associated PPAs or Solar Leases to the fund investor. The Company’s wholly owned subsidiary made a tax election to pass the ITCs related to the solar energy systems through to the fund investor, who as the legal lessee of the property is allowed to claim the ITCs under Section 50(d)(5) of the Internal Revenue Code and the related regulations.

Under this arrangement, the fund investor made a large upfront lease payment to one of the Company’s wholly owned subsidiaries and is obligated to make subsequent periodic payments. The Company allocated a portion of the aggregate payments received from the fund investor to the estimated fair value of the assigned ITCs. The fair value of the ITCs was estimated by multiplying the ITC rate of 30% by the fair value of the systems that were sold to the lease pass-through fund. The fair value of the systems was determined by independent appraisals. The Company’s wholly owned subsidiary has an obligation to ensure the solar energy system is in service and operational for a term of five years to avoid any recapture of the ITCs. Accordingly, the Company recognizes ITC revenue as the recapture provisions lapse assuming all other revenue recognition criteria have been met. The amounts allocated to the ITCs were initially recorded as deferred revenue in the consolidated balance sheet, and subsequently, one-fifth of the amounts allocated to the ITCs is recognized as operating leases and incentives revenue in the consolidated statements of operations based on the anniversary of each solar energy system’s placed in service date.

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

In connection with a System Sale, the Company is obligated to assist with processing and submitting customer claims on the manufacturer warranties, provide routine system monitoring services on sold systems and notify the customer of any problems. While the value and nature of these services is not significant, the Company considers these services to have standalone value to the customer. Therefore, the Company allocates a portion of the contract consideration to these administrative and maintenance services based on the relative selling price method and the Company recognizes the deferred revenue over the contractual service term. As of December 31, 2017 and 2016, the Company’s obligations to customers subsequent to the sale of solar energy systems were approximately $2.1  million and $0.4 million.

Photovoltaic Installation Products

The Company also recognizes revenue from the sale of photovoltaic installation products. These sales are standalone and are recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met.

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

Cost of Revenue—Solar Energy System and Product Sales

Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs for System Sales, photovoltaic installation products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the local power grid, assuming all other revenue recognition criteria are met.

Research and Development

Research and development expense is primarily comprised of salaries and benefits associated with research and development personnel and other costs related to photovoltaic installation products and the development of other solar technologies. Research and development costs are charged to expense when incurred. The Company’s research and development expense was $3.3 million, $3.0 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. The Company’s advertising expense was $2.3 million, $2.3 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015.

Vivint Related Party Expenses

The consolidated financial statements reflect all costs of doing business, including the allocation of expenses incurred by Vivint, Inc. (“Vivint”) on behalf of the Company. The Company has historically relied on the technical support of Vivint to run its business. The Company used certain of Vivint’s information technology and infrastructure until transitioning off in July 2017. These expenses were allocated to the Company on a basis that was considered to reasonably reflect the utilization of the services provided to, or the benefit obtained by, the Company. For additional information, see Note 16—Related Party Transactions.

Other Expense (Income), Net

For the year ended December 31, 2017, other expense (income), net primarily includes changes in fair value for the ineffective portions of the cash flow hedges and the interest rate swaps not designated as hedges.

Provision for Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes are classified as long-term and reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. As required by ASC 740, the Company recognizes the effect of tax rate and law changes on deferred taxes in the reporting period in which the legislation is enacted.

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

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within income tax (benefit) expense.

Stock-Based Compensation Expense

Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each restricted stock unit award and performance share unit award is determined as the closing price of the Company’s stock on the date of grant. The fair value of each time-based employee stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. The Company recognizes compensation costs using the accelerated attribution method for all employee stock-based compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period.

Stock-based compensation expense for equity instruments issued to non-employees is recognized based on the estimated fair value of the equity instrument. The fair value of the non-employee awards is subject to remeasurement at each reporting period until services required under the arrangement are completed, which is the vesting date.

Effective January 1, 2017, the Company adopted ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions. The resulting changes were as follows:

•

all excess tax benefits and tax deficiencies resulting from stock-based compensation are now recognized as income tax expense or benefit in the consolidated income statements, and excess tax benefits are now recognized regardless of whether the benefit reduces taxes payable in the current period;

•	excess tax benefits are now classified along with other tax cash flows as an operating activity on the consolidated statements of cash flows;
•	the Company elected to recognize forfeitures as they occur beginning on January 1, 2017;
•	the Company may withhold up to the maximum statutory tax rate for each employee without triggering liability accounting; and
•	cash paid by the Company when directly withholding shares for tax withholding purposes is classified as a financing activity on the consolidated statements of cash flows.

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

Amendments related to the recognition of excess tax benefits and tax deficiencies in the consolidated income statements and the presentation of excess tax benefits on the consolidated statements of cash flows were adopted prospectively. No prior periods were adjusted.

In the second quarter of 2017, the Company adopted ASU 2017-09, which clarifies when changes to equity awards require the use of modification accounting guidance. This update clarifies that if the fair value, vesting conditions and classification of an award remain the same after modification, then modification accounting is not required. This guidance was adopted prospectively and no prior periods were adjusted. The adoption of this ASU had no material effect on the consolidated financial statements.

Post-Employment Benefits

In 2016, the Company began to sponsor its own 401(k) Plan that covered all of the Company’s eligible employees. In 2015, the Company participated in a 401(k) Plan sponsored by Vivint that covered all of the Company’s eligible employees. The Company did not provide a discretionary company match to employee contributions during any of the periods presented.

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

Recent Accounting Pronouncements

New Revenue Guidance

From March 2016 through December 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which represents comprehensive reform to revenue recognition principles related to customer contracts. The effective date of these updates for the Company is January 1, 2018. Adoption of this ASU is either full retrospective to each prior period presented or modified retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. The Company will adopt the standard using the modified retrospective method.

Under the current accounting guidance, the Company accounts for PPAs and Solar Leases as operating leases. The Company has determined that these agreements do not meet the definition of a lease under ASC 842, Leases, and will be accounted for in accordance with Topic 606 once the Company adopts ASC 842. The Company has determined that under Topic 606 there will be no change from current revenue recognition practices for its PPA revenue stream. The Company currently accounts for certain Solar Leases, rebates and incentives as minimum lease payments under ASC 840, Leases. For the Company’s Solar Leases, the Company has concluded that the impact of adopting Topic 606 will be immaterial. Revenue from all of the Company’s Solar Leases will now be recognized on a straight-line basis over the contractual term; currently a significant majority of Solar Leases are recognized on a straight-line basis. The Company has also concluded that there will be no material change related to the timing of revenue recognition for rebates and incentives.

The Company has evaluated the accounting for incremental costs of obtaining a contract, which under current accounting policies are capitalized as initial direct costs and amortized over the lease term. The Company has concluded that it will continue to capitalize the costs of obtaining a PPA, Solar Lease or System Sale contract, which are primarily comprised of sales commissions. For PPA and Solar Lease contracts, the amortization period will remain the life of the related contract, which is 20 years. For System Sales, the capitalized costs of obtaining a contract will continue to be recognized when the related solar energy system is interconnected to the local power grid and granted permission to operate. This will result in minimal changes to the Company’s method of revenue recognition in the consolidated financial statements.

The Company has analyzed the impact of Topic 606 on System Sales and photovoltaic installation products, and has concluded that it will not have a material impact on the method of revenue recognition in the consolidated financial statements.

The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has concluded that revenue related to the sale of ITCs through its lease pass-through arrangement will be recognized when the related solar energy systems are placed in service. Currently, the Company recognizes this revenue evenly over the five-year ITC recapture period. This earlier recognition of the ITC lease pass-through revenue is anticipated to be material. For example, if Topic 606 was applied retrospectively, the revenue recognized in fiscal 2016 would increase by approximately $12 million and the revenue recognized in fiscal 2017 would be reduced by approximately $8 million.

New Lease Guidance

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments are required to be applied using a modified retrospective approach. The Company has determined to adopt this ASU effective January 1, 2019. The Company has operating leases that will be affected by this update and the Company is still evaluating the full impact on its consolidated financial statements and related disclosures. The impact is not expected to be significant to the Company’s consolidated financial statements.

Other Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. The TCJA reduced the U.S. federal corporate income tax rate and made other changes to U.S. federal tax law. ASU 2018-02 allows an entity to elect to reclassify the income tax effects of the TCJA on items within accumulated other comprehensive income (“AOCI”) to retained earnings, and requires certain additional disclosures. This update is effective for all entities for fiscal years beginning after December 15, 2018 and early adoption is permitted. The amendments in this update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company expects to early adopt this ASU, effective January 1, 2018, and expects to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings in the period of adoption. The total amount the Company expects to reclassify to retained earnings is approximately $1.5 million.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update makes targeted improvements to accounting for hedge activities by easing certain documentation and assessment requirements and eliminating the requirement to separately measure and report hedge ineffectiveness. This update is effective for annual periods beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments in this update should be applied using a modified retrospective transition method by recording a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to AOCI with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. This ASU will not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company will early adopt the new standard effective January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This update clarifies that transfers between cash and restricted cash are not part of the entity’s operating, investing and financing activities, and details of those transfers are not reported as cash flow activities in the statements of cash flows. This update is effective for annual periods beginning after December 15, 2017 for public business entities. The amendments in this update should be applied using the retrospective transition method. This update will have a material impact on the Company’s consolidated statements of cash flows and related disclosures as changes in restricted cash will no longer be presented as cash flows from investing activities.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This update will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual periods beginning after December 15, 2017 for public business entities. The amendments in this update should be applied using a modified retrospective approach. This update will have a material impact on the Company’s consolidated financial statements and related disclosures as the Company will no longer record prepaid tax assets on the consolidated balance sheets and will record the income tax consequences of intra-entity transfers through income tax expense on the consolidated statements of operations. As of December 31, 2017, the prepaid tax asset, net is $505.9 million and it is anticipated that the vast majority of this amount will be written off to retained earnings upon adoption. Once adopted, the ongoing income tax impacts of these intra-entity transfers will be reported as income tax expense.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash flows should be classified with the objective of reducing the existing diversity in practice. This update is effective for annual periods beginning after December 15, 2017 for public business entities. The amendments in this update should be applied using a retrospective transition method and must all be applied in the same period. This update will not have a material impact on the Company’s consolidated statements of cash flows.

3.Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,028	$—	$14,028

Financial Liabilities
Interest rate swaps	$—	$1,280	$—	$1,280

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,317	$—	$14,317
Time deposits	—	100	—	100
Total financial assets	$—	$14,417	$—	$14,417

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

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$757,044	$757,044	$771,852	$771,852
Fixed-rate long-term debt	199,063	238,618	—	—
Total	$956,107	$995,662	$771,852	$771,852

The Company’s outstanding principal balance of long-term debt is carried at cost. The Company estimated the fair values of its floating-rate debt facilities to approximate their carrying values as interest accrues at floating rates based on market rates. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for corporate debt with similar terms.

4.Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Solar energy systems held for sale	$21,971	$10,540
Photovoltaic installation products	626	745
Total inventories	$22,597	$11,285

Solar energy systems held for sale are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a FIFO basis, or net realizable value. Photovoltaic installation products are stated at the lower of cost, on an average cost basis, or net realizable value.

5.Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
System equipment costs	$1,437,419	$1,238,968
Initial direct costs related to solar energy systems	336,136	261,318
	1,773,555	1,500,286
Less: Accumulated depreciation and amortization	(129,640)	(73,793)
	1,643,915	1,426,493
Solar energy system inventory	29,617	31,862
Solar energy systems, net	$1,673,532	$1,458,355

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $55.8 million, $41.3 million and $22.3 million for the years ended December 31, 2017, 2016 and 2015.

6.Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	December 31,	December 31,
	Useful Lives	2017	2016
Vehicles acquired under capital leases	3-5 years	$15,113	$20,384
Leasehold improvements	1-12 years	15,071	14,694
Furniture and computer and other equipment	3 years	6,492	6,270
		36,676	41,348
Less: Accumulated depreciation and amortization		(21,598)	(18,149)
Property and equipment, net		$15,078	$23,199

The Company recorded depreciation and amortization related to property and equipment of $8.4 million, $11.1 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $3.6 million, $5.5 million and $5.5 million was capitalized in solar energy systems, net for the years ended December 31, 2017, 2016 and 2015.

Future minimum lease payments for vehicles under capital leases as of December 31, 2017 were as follows (in thousands):

Years Ending December 31,
2018	$4,457
2019	1,232
2020	455
2021	—
2022	—
Thereafter	—
Total minimum lease payments	6,144
Less: interest	379
Present value of capital lease obligations	5,765
Less: current portion	4,166
Long-term portion	$1,599

7.Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Cost:
Internal-use software	$1,314	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,201	2,201
Accumulated amortization:
Internal-use software	(872)	(434)
Developed technology	(258)	(191)
Trademarks/trade names	(79)	(59)
Customer relationships	(130)	(97)
Total accumulated amortization	(1,339)	(781)
Total intangible assets, net	$862	$1,420

The Company recorded amortization expense of $0.6 million, $0.9 million and $13.2 million for the years ended December 31, 2017, 2016 and 2015.

In February 2015, the Company ceased the external sales of the SunEye and PV Designer products, the rights to which the Company acquired when it acquired Solmetric. This change was considered an indicator of impairment, and a review regarding the recoverability of the carrying value of the related intangible assets was performed. In-process research and development, which was intended to generate Solmetric product sales in the residential market, was terminated and deemed fully impaired resulting in a charge of $2.1 million. The Solmetric, SunEye and PV Designer trade names were determined to no longer be utilized and were deemed fully impaired resulting in a charge of $1.3 million. The SunEye and PV Designer developed technology assets were deemed fully impaired resulting in a charge of $0.7 million. Customer relationships were deemed partially impaired by $0.4 million due to the loss of external customers who purchased the SunEye and PV Designer. As a result of this review, the Company recorded a total impairment charge of $4.5 million for the year ended December 31, 2015. No impairment was recorded in the years ended December 31, 2017 and 2016. In the second quarter of 2016, the Company resumed external sales of the SunEye product.

As of December 31, 2017, expected amortization expense for the unamortized intangible assets was as follows (in thousands):

Years Ending December 31,
2018	$515
2019	134
2020	86
2021	86
2022	20
Thereafter	21
Total	$862

Goodwill Impairment

The Company’s market capitalization decreased significantly during the first quarter of 2016 from $1.0 billion as of December 31, 2015 to $283.0 million as of March 31, 2016 in conjunction with the Company’s determination to terminate an agreement and plan of merger with SunEdison, Inc. (“SunEdison”) and SEV Merger Sub Inc. The Company considered this significant decrease in market capitalization to be an indicator of impairment and the Company performed a goodwill impairment test as of March 31, 2016. The Company performed a step-one test for impairment using the discounted cash flow methodology to estimate the fair value of the reporting unit and determined that the carrying book value of the reporting unit was higher than the business unit’s fair value. The Company then performed a step-two test which utilizes purchase price allocation using the estimated fair value from step-one as the purchase price to determine the implied fair value of the reporting unit’s goodwill. The step-two impairment test determined that there was no implied value of goodwill, which resulted in an impairment charge of $36.6 million. This charge was recorded in impairment of goodwill for the year ended December 31, 2016.

8.Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued payroll	$13,064	$12,558
Accrued commissions	7,928	7,445
Total accrued compensation	$20,992	$20,003

9.Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued unused commitment fees and interest	$7,445	$3,827
Current portion of lease pass-through financing obligation	4,931	4,833
Accrued inventory	4,122	2,117
Accrued professional fees	3,977	3,222
Sales, use and property taxes payable	3,046	1,785
Current portion of deferred rent	937	1,155
Other accrued expenses	5,217	2,425
Total accrued and other current liabilities	$29,675	$19,364

10.Debt Obligations

Debt obligations consisted of the following as of December 31, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$197,764	$(176)	$(4,990)	$6,644	$185,954	$—	6.0%	January 2035
2016 Term loan facility(1)	287,919	(141)	(7,623)	4,962	275,193	—	4.3	August 2021
Subordinated HoldCo facility	197,625	(35)	(3,451)	1,965	192,174	—	9.3	March 2020
Credit agreement	1,299	(2)	(140)	14	1,143	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility(3)	135,000	—	—	—	135,000	240,000	4.7	September 2020
Working capital facility(4)	136,500	—	—	—	136,500	—	4.8	March 2020
Total debt	$956,107	$(354)	$(16,204)	$13,585	$925,964	$240,000

Debt obligations consisted of the following as of December 31, 2016 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2016 Term loan facility(1)	$297,506	$(169)	$(9,643)	$4,788	$282,906	$—	3.6%	August 2021
Subordinated HoldCo facility	149,500	(47)	(4,851)	1,453	143,149	50,000	8.6	March 2020
Credit agreement	1,346	(1)	(161)	11	1,173	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility	187,000	—	—	—	187,000	188,000	4.2	March 2018
Working capital facility(4)	136,500	—	—	—	136,500	—	3.9	March 2020
Total debt	$771,852	$(217)	$(14,655)	$6,252	$750,728	$238,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $260.9 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(3)	The Aggregation facility was amended in March 2017. See the section captioned “—Aggregation Facility.”
(4)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

2017 Term Loan Facility

In January 2017, the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”) pursuant to which the Company borrowed $203.8 million with certain financial institutions for which Wells Fargo Bank, National Association is acting as administrative agent. The borrower under the 2017 Term Loan Facility is Vivint Solar Financing III, LLC, a wholly owned subsidiary of the Company. Proceeds of the 2017 Term Loan Facility were used to (1) repay existing indebtedness of $140.3 million under the Aggregation Facility with respect to the portfolio of projects being used as collateral for the 2017 Term Loan Facility (the “2017 Term Loan Portfolio”), (2) fund a debt service reserve account and other agreed reserves of $20.1 million, (3) pay transaction costs and fees in connection with the 2017 Term Loan Facility of $5.5 million, (4) pay the ITC insurance premium of $2.0 million on behalf of one of the Company’s investment funds, and (5) distribute $35.9 million to the Company as reimbursement for capital costs associated with deployment of the 2017 Term Loan Portfolio.

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

The 2017 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. The borrower is required to maintain an average debt service coverage ratio of 1.20 to 1. As of December 31, 2017, the Company was in compliance with such covenants.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the 2017 Term Loan Portfolio. In addition, the Company guarantees certain obligations of the borrower under the 2017 Term Loan Facility.

Interest expense for the 2017 Term Loan Facility was $12.6 million for the year ended December 31, 2017. No interest expense was incurred for the years ended December 31, 2016 and 2015. As of December 31, 2017, the Company had $19.2 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2016 Term Loan Facility

In August 2016, the Company entered into a credit agreement (the “2016 Term Loan Facility”) pursuant to which it borrowed $300.0 million aggregate principal amount of term borrowings and $12.1 million for letters of credit from certain financial institutions for which Investec Bank PLC is acting as administrative agent. The borrower under the 2016 Term Loan Facility is Vivint Solar Financing II, LLC, a wholly owned subsidiary of the Company.

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

The 2016 Term Loan Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the borrower’s and the guarantors’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. A debt service reserve account was funded with the outstanding letters of credit under the 2016 Term Loan Facility. As such, the debt service reserve is not classified as restricted cash and cash equivalents on the consolidated balance sheets. The borrower is required to maintain an average debt service coverage ratio of 1.55 to 1. As of December 31, 2017, the Company was in compliance with such covenants.

Prior to the maturity of the 2016 Term Loan Facility, a fund investor could exercise a put option in two of the Company’s investment funds and require the Company to purchase the fund investor’s interest in those investment funds. As such, the Company was required to establish a reserve at the inception of the 2016 Term Loan Facility in order to pay the fund investor if either of the put options is exercised prior to the maturity of the 2016 Term Loan Facility. As of December 31, 2017, the Company had $2.6 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents. Previously, the Company was required to establish a $2.4 million escrow account with respect to those systems in the 2016 Term Loan Portfolio that had not been placed in service as of the closing date. During 2017, these conditions were met and the escrow was released.

The obligations of the borrower are secured by a pledge of the membership interests in the borrower, all of the borrower’s assets, and the assets of the borrower’s directly owned subsidiaries acting as managing members of the underlying investment funds. In addition, the Company guarantees certain obligations of the borrower under the 2016 Term Loan Facility.

Interest expense for the 2016 Term Loan Facility was $14.4 million and $5.8 million for the years ended December 31, 2017 and 2016. No interest expense was incurred for the year ended December 31, 2015.

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

Interest accrues at a floating rate of LIBOR plus 8.0%. Certain principal payments are due on a quarterly basis. Estimated principal payments due in the next 12 months are classified as current portion of long-term debt, net of the related unamortized debt issuance costs.
The Subordinated HoldCo Facility includes customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. Additionally, the parties to the Subordinated HoldCo Facility must maintain certain consolidated and project subsidiary loan-to-value ratios and a consolidated debt service coverage ratio, with such covenants to be tested as of the last day of each fiscal quarter and upon each incurrence of borrowings. As of December 31, 2017, the Company was in compliance with such covenants. Each of the parties to the Subordinated HoldCo Facility has pledged assets not otherwise pledged under another existing debt facility as collateral to secure their obligations under the Subordinated HoldCo Facility. Vivint Solar Financing Holdings Parent, LLC, another of the Company’s wholly owned subsidiaries and the parent company of the borrower and certain other of the Company’s subsidiaries guarantee the borrower’s obligations under the financing agreement.

Interest expense for the Subordinated HoldCo Facility was $19.5 million and $7.3 million for the years ended December 31, 2017 and 2016. No interest expense was recorded for the year ended December 31, 2015. A $10.4 million interest reserve amount was deposited in an interest reserve account with the administrative agent and is included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a credit agreement (the “Credit Agreement”) pursuant to which Goldman Sachs, through GSUIG Real Estate Member LLC, committed to lend an aggregate principal amount of up to $3.0 million upon the satisfaction of certain conditions and the approval of the lenders. Proceeds from the Credit Agreement were used for the deployment of certain solar energy systems. Principal and interest payments under the Credit Agreement will be paid quarterly over the term of the loan until the final maturity date of February 2023. The Company did not draw upon the full borrowing capacity of the Credit Agreement, and no borrowing capacity remained as of December 31, 2017. Interest accrues on borrowings at a rate of 6.50%. Interest expense under the Credit Agreement was $0.1 million for the years ended December 31, 2017 and 2016. No interest expense was recorded for the year ended December 31, 2015.

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

The borrower under the Aggregation Facility is Vivint Solar Financing I, LLC, one of the Company’s wholly owned subsidiaries, which in turn holds the Company’s interests in the managing members in certain of the Company’s investment funds. These managing members guarantee the borrower’s obligations under the Aggregation Facility. In addition, Vivint Solar Financing I Parent, LLC, has pledged its interests in the borrower, and the borrower has pledged its interests in the guarantors as security for the borrower’s obligations under the Aggregation Facility. The related solar energy systems are not subject to any security interest of the lenders, and there is no recourse to the Company in the case of a default.

The Aggregation Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the borrower’s, and the guarantors’ ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Aggregation Facility provides that the borrower may not incur any indebtedness other than that related to the Aggregation Facility or in respect of permitted swap agreements, and that the guarantors may not incur any indebtedness other than that related to the Aggregation Facility or as permitted under existing investment fund transaction documents. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. As of December 31, 2017, the Company was in compliance with such covenants.

The Aggregation Facility also contains certain customary events of default. If an event of default occurs, lenders under the Aggregation Facility will be entitled to take various actions, including the acceleration of amounts due under the Aggregation Facility and foreclosure on the interests of the borrower and the guarantors that have been pledged to the lenders.

Interest expense was $10.3 million, $14.1 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the current portion of debt issuance costs of $3.1 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $5.4 million was recorded in other non-current assets, net. As of December 31, 2017, the Company had $4.1 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Working Capital Facility

In March 2015, the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions for which Goldman Sachs Lending Partners LLC is acting as administrative agent and collateral agent. Available borrowings under the Working Capital Facility are subject to a borrowing base tied to the (1) level of PPA and Solar Lease systems under development and (2) combined future available tax equity fund commitments and available borrowing capacity under the Company’s back-leverage facilities. To the extent that outstanding borrowings exceed the borrowing base, the Company would be required to repay borrowings under the Working Capital Facility. Loans under the Working Capital Facility will be used to pay for the costs incurred in connection with the design and construction of solar energy systems, and letters of credit may be issued for working capital and general corporate purposes. In addition to the outstanding borrowings as of December 31, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts.

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

The Working Capital Facility includes customary covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Among other restrictions, the Working Capital Facility provides that the Company may not incur any indebtedness other than that related to the Working Capital Facility or permitted swap agreements. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company is also required to maintain $25.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of December 31, 2017, the Company was in compliance with such covenants.

The Working Capital Facility also contains certain customary events of default. If an event of default occurs, lenders under the Working Capital Facility will be entitled to take various actions, including the acceleration of amounts then outstanding.

Interest expense for this facility was $6.7 million, $6.1 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the current portion of debt issuance costs of $0.6 million was recorded in prepaid expenses and other current assets, and the long-term portion of debt issuance costs of $0.7 million was recorded in other non-current assets, net.

Interest Expense and Amortization of Debt Issuance Costs

For the years ended December 31, 2017, 2016 and 2015, total interest expense incurred under debt obligations was $63.6 million, $33.4 million and $12.2 million, of which $8.8 million, $6.5 million and $3.5 million was amortization of debt issuance costs.

Scheduled Maturities of Debt

The scheduled maturities of debt as of December 31, 2017 are as follows (in thousands):

2018	$13,939
2019	13,939
2020	477,113
2021	278,085
2022	5,791
Thereafter	167,240
Total	$956,107

11.Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	December 31, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,028	Other non-current assets
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,280	Other non-current liabilities

	December 31, 2016
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,317	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the 2016 Term Loan Facility, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. As of December 31, 2017, the notional amount of these interest rate swaps was $260.9 million. The notional amount of the interest rate swaps decreases through July 31, 2028 similar to the Company’s estimated monthly and quarterly principal payments on its loans through that date. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses on the effective portion are recorded in OCI. The amount of AOCI expected to be reclassified to interest expense within the next 12 months is approximately $2.0 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. As of December 31, 2017, the Company had entered into interest rate swaps with an aggregate notional amount of $77.0 million. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense, net.

The Company records derivatives at fair value. The effect of derivative financial instruments on the consolidated statements of comprehensive income (loss) and the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015	Location of Gain (Loss)
Derivatives designated as cash flow hedges:
(Losses) gains recognized in OCI - effective portion:
Interest rate swaps	$(1,405)	$13,133	$—	OCI

Gains (losses) reclassified from AOCI into income - effective portion:
Interest rate swaps	$195	$(407)	$—	Interest expense

Gains recognized in income - ineffective portion:
Interest rate swaps	$921	$1,591	$—	Other expense, net

	Year Ended December 31,
	2017	2016	2015	Location of Gain (Loss)
Derivatives not designated as hedging instruments:
Interest rate swaps	$(1,280)	$—	$—	Other expense, net

12.Investment Funds

As of December 31, 2017, and 2016, the Company had formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$17,280	$23,190
Accounts receivable, net	5,143	3,958
Prepaid expenses and other current assets	952	761
Total current assets	23,375	27,909
Solar energy systems, net	1,486,023	1,273,813
Other non-current assets, net	6,792	1,781
Total assets	$1,516,190	$1,303,503
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$16,437	$16,176
Current portion of deferred revenue	9,176	8,148
Accrued and other current liabilities	4,478	4,458
Total current liabilities	30,091	28,782
Deferred revenue, net of current portion	26,847	33,536
Other non-current liabilities	1,444	1,875
Total liabilities	$58,382	$64,193

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of December 31, 2017 and 2016, the cumulative total of contributions into the VIEs by all investors was $1,264.6 million and $1,050.9 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

C&I Investment Fund

In June 2016, the Company terminated the C&I investment fund that had been initiated in 2015. No projects were purchased by the fund prior to termination. As such, the Company did not have any assets or liabilities associated with the fund. In 2016, the Company paid a fee of $1.0 million to the C&I fund investor to terminate the fund and release any and all claims.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $58.2 million and $60.5 million as of December 31, 2017 and 2016.

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

The lease pass-through financing obligation is nonrecourse. In 2016, a one-time future lease payment reset mechanism occurred that resulted in a return of a portion of the upfront payment to the investor of $1.8 million. As of December 31, 2017 and 2016 the Company had recorded financing liabilities of $32.1 million and $40.4 million related to this fund arrangement, of which $26.4 million and $34.2 million was deferred revenue and $5.8 million and $6.2 million was the lease pass-through financing obligation recorded in other liabilities.

As of December 31, 2017, the future minimum lease payments to be received from the fund investor for each of the next five years and thereafter were as follows (in thousands):

Years Ending December 31,
2018	$2,994
2019	3,040
2020	3,087
2021	3,133
2022	3,180
Thereafter	3,992
Total minimum lease payments to be received	$19,426

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the IRS successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of December 31, 2017, the Company has not made any payments under these guarantees.

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $8.4 million, $2.7 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company accrued an estimated $9.7 million in distributions to reimburse fund investors a portion of their capital contributions primarily due to a delay in solar energy systems being interconnected to the power grid.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of December 31, 2017 and 2016, which is classified as restricted cash and cash equivalents.

13.Redeemable Non-Controlling Interests and Equity and Preferred Stock

Common Stock

The Company has 1.0 billion authorized shares of common stock. As of December 31, 2017 and 2016, the Company had 115.1 million and 110.2 million shares of common stock issued and outstanding.

The Company had shares of common stock reserved for issuance as follows (in thousands):

	December 31,	December 31,
	2017	2016
Shares available for grant under equity incentive plans	12,774	11,596
Restricted stock units issued and outstanding	6,688	7,964
Stock options issued and outstanding	3,837	4,184
Long-term incentive plan	2,706	2,706
Total	26,005	26,450

Non-Controlling Interests and Redeemable Non-Controlling Interests

During the year ended December 31, 2017, the Company purchased all of the third-party investor’s interests in a previously consolidated investment fund for $1.2 million. The purchase price is included in the caption “Distributions paid to non-controlling interests and redeemable non-controlling interests” in the consolidated statements of cash flows. The equity impact of the purchase is represented by the caption “Acquisition of redeemable non-controlling interests” in the consolidated statements of redeemable non-controlling interests and equity. After the acquisition, the investment fund is now a wholly owned entity of the Company.

Six of the investment funds include a right for the non-controlling interest holder to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund (each, a “Put Option”). The purchase price for the fund investor’s interest in the six investment funds under the Put Options is the greater of fair market value at the time the option is exercised and a specified amount, ranging from $2.1 million to $4.1 million. The Put Options for these six investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Put Options are expected to become exercisable prior to 2019.

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

In all investment funds except one, the Company’s wholly owned subsidiary has the right to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (each, a “Call Option”). The purchase price for the fund investors’ interests under the Call Options varies by fund, but is generally the greater of a specified amount, which ranges from approximately $1.2 million to $7.0 million, the fair market value of such interest at the time the option is exercised, or an amount that causes the fund investor to achieve a specified return on investment. The Call Options are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Call Options are expected to become exercisable prior to 2020.

Preferred Stock

In October 2014, the Company authorized 10.0 million shares of preferred stock that is issuable in series. As of December 31, 2017 and 2016, there were no series of preferred stock issued or designated.

14.Equity Compensation Plans

Equity Incentive Plans

2014 Equity Incentive Plan

The Company currently grants equity awards through its 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company may grant stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares and performance awards to its employees, directors and consultants, and its parent and subsidiary corporations’ employees and consultants.

As of December 31, 2017, a total of 12.8 million shares of common stock were available for grant under the 2014 plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year, equal to the least of 8.8 million shares, 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and an amount of shares as determined by the Company. In accordance with the annual increase, an additional 4.4 million shares became available to grant in January 2017 under the 2014 Plan.

As of December 31, 2017, there were 1.2 million time-based stock options and 6.7 million RSUs granted and outstanding under the 2014 Plan. The time-based options are subject to ratable time-based vesting over three to four years. Of the total RSUs outstanding, 5.3 million are subject to ratable time-based vesting over one to four years and 1.4 million vest quarterly or annually over two to four years subject to individual participants’ achievement of quarterly or annual performance goals.

2013 Omnibus Incentive Plan; Non-plan Option Grant

The Company’s 2013 Omnibus Incentive Plan (the “Omnibus Plan”) was terminated in connection with the adoption of the 2014 Plan in September 2014, and accordingly no additional shares are available for issuance under the Omnibus Plan. The Omnibus Plan will continue to govern outstanding awards granted under the plan. The stock options outstanding under the Omnibus Plan have a ten-year contractual period. Certain performance stock options were modified in 2016 as described in the section captioned “—Equity Award Modifications.”

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4.1 million shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). Participants in the LTIP are allocated a portion of the LTIP Pools relative to the performance of other participants on a measurement date that is determined once performance conditions are met. As of December 31, 2017, 1.1 million shares of common stock had been awarded to participants under the LTIP and 0.3 million shares had been returned to the 2014 Plan. As of December 31, 2017, 2.7 million shares remained outstanding, which will be granted when certain performance conditions are achieved.

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

Former CEO Resignation

In May 2016, the Company accepted the resignation of its former CEO. Pursuant to a separation agreement, the Company accelerated the vesting of 0.2 million of the former CEO’s stock options. Further, all of the former CEO’s vested stock options were modified such that they will remain exercisable until the third anniversary of his termination date. As a result of these modifications, the Company recorded incremental stock-based compensation expense of $0.7 million during the year ended December 31, 2016.

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

Stock Options

Stock Option Activity

Stock option activity for the year ended December 31, 2017 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2016	4,184	$1.64		$4,876
Granted	561	3.34
Exercised	(590)	1.08
Cancelled	(318)	1.31
Outstanding—December 31, 2017	3,837	$2.01	6.9	$8,522
Options vested and exercisable—December 31, 2017	1,996	$1.64	6.1	$5,278

The following table summarizes stock option activity by range of exercise price as of December 31, 2017 (number of awards in thousands):

	Awards Outstanding			Awards Exercisable
		Weighted-Average
		Remaining
	Number of Awards	Contractual Life	Weighted-Average	Number of Awards	Weighted-Average
Range of Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.00 - $1.00	1,312	5.6	$1.00	940	$1.00
$1.01 - $2.00	1,248	6.1	1.30	809	1.30
$2.01 - $10.00	1,198	9.2	3.14	193	3.09
$10.01 - $16.00	79	7.3	12.63	54	12.63
Total	3,837	6.9	$2.01	1,996	$1.64

The weighted-average grant date fair value of time-based options granted during the years ended December 31, 2017, 2016 and 2015 was $2.25, $2.15 and $9.39 per share. The total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $5.6 million and $7.4 million. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock. The total fair value of options vested for the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.6 million and $14.8 million.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition.

The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.2	5.8	6.2
Volatility	75.3%	83.1%	89.0%
Risk-free interest rate	2.1%	1.7%	1.8%
Dividend yield	0.0%	0.0%	0.0%

Use of the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including (1) the expected term of the option, (2) the expected volatility of the price of the Company’s common stock, (3) risk-free interest rates and (4) the expected dividend yield of the Company’s common stock. The assumptions used in the option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Expected Term.     The expected term represents the period that the Company’s option awards are expected to be outstanding. The Company utilized the simplified method in estimating the expected term of its options granted. The simplified method deems the term to be the average of the time to vesting and the contractual life of the options.

•

Expected Volatility.     The volatility is derived from the average historical stock volatilities of the Company and a peer group of public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock-based grants. The Company did not rely on implied volatilities of traded options in its own or the industry peers’ common stock because of the low volume of activity.

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

RSUs

RSU activity for the year ended December 31, 2017 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2016	7,964	$3.14
Granted	4,025	3.33
Vested	(4,264)	3.23
Forfeited	(1,037)	3.10
Outstanding at December 31, 2017	6,688	$3.20

The total fair value of RSUs vested was $12.0 million, $4.8 million, and $9.0 million for the years ended December 31, 2017, 2016 and 2015. The Company determined the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$993	$2,428	$3,068
Sales and marketing	4,084	2,980	10,737
General and administrative	7,649	5,716	11,310
Research and development	191	(510)	489
Total stock-based compensation	$12,917	$10,614	$25,604

The income tax benefit related to share-based compensation expense was $6.2 million, $5.5 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015.

Unrecognized stock-based compensation expense for time-based stock options and RSUs as of December 31, 2017 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$13,530	1.6
Time-based stock options	1,930	1.5
Total unrecognized stock-based compensation expense	$15,460

15.Income Taxes

Income tax (benefit) expense is composed of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(9,233)	$(30,301)	$52,578
State	(8,864)	5,623	15,275
Total current (benefit) expense	(18,097)	(24,678)	67,853
Deferred:
Federal	(154,316)	31,122	(46,364)
State	15,080	989	(11,752)
Total deferred (benefit) expense	(139,236)	32,111	(58,116)
Income tax (benefit) expense	$(157,333)	$7,433	$9,737

The Company operates in only one federal jurisdiction, the United States. The following table presents a reconciliation of the income tax benefit computed at the statutory federal rate and the Company’s income tax (benefit) expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax benefit—computed as 35% of pretax loss	$(52,102)	$(82,286)	$(85,235)
Effect of non-controlling interests and redeemable non-controlling interests	70,219	91,183	93,221
Goodwill impairment	—	12,810	—
Amortization of prepaid tax asset	15,287	11,750	6,661
Effect of nondeductible expenses	2,781	6,942	1,232
State and local income tax expenses (net of federal benefit)	4,040	4,298	2,289
Effect of domestic production activities deduction	—	(473)	(4,699)
Effect of tax credits	(11,849)	(36,328)	(4,106)
Effect of federal tax rate reduction from 35% to 21%	(187,501)	—	—
Other	1,792	(463)	374
Income tax (benefit) expense	$(157,333)	$7,433	$9,737

The TCJA was enacted on December 22, 2017. ASC 740 requires the effect of tax rate and law changes on deferred taxes to be recognized in the reporting period in which the legislation is enacted. This effect is required to be recorded as a component of the income tax provision.

The TCJA made significant changes to the U.S. tax code including reducing the U.S. federal corporate tax rate from 35% to 21% effective on January 1, 2018. The TCJA also includes new tax laws that will impact the Company’s taxable income beginning in 2018, which include, but are not limited to a provision that limits the amount of deductible interest expense, full expensing of acquired property, limitations on the utilization of NOL carryforwards, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, and the tax year of income inclusion.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The Company has recorded a provisional net tax benefit of $187.5 million related to the remeasurement of its deferred tax balances to reflect the corporate rate reduction in the period ending December 31, 2017. Although the Company is able to make a reasonable estimate of the impact of the reduced corporate rate, it continues to analyze the temporary differences that existed on the date of enactment. The impact of the TCJA may differ from the Company’s estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the TCJA. The Company is also currently analyzing other previously mentioned provisions of the TCJA that come into effect for tax years starting after 2017 to determine if these items would impact the effective tax rate.

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits. The differences are measured by applying currently enacted tax laws. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accruals and reserves	$4,154	$8,523
Stock-based compensation	5,047	7,791
Tax credits	43,071	1,744
Net operating losses	5,847	—
Depreciation and amortization	2,160	—
Other	324	351
Gross deferred tax assets	60,603	18,409
Valuation allowance	(329)	(204)
Net deferred tax assets	60,274	18,205
Deferred tax liabilities:
Investment in solar funds	(361,284)	(368,536)
Depreciation and amortization	(37,121)	(38,116)
Interest rate swaps	(3,458)	(5,732)
Accruals and reserves	(793)	(1,039)
Gross deferred tax liabilities	(402,656)	(413,423)
Net deferred tax liabilities	$(342,382)	$(395,218)

The Company sells solar energy systems under long-term customer contracts to substantially all of the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is not recognized in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. Since these transactions are intercompany sales for GAAP purposes, any tax expense incurred related to these intercompany sales is deferred and amortized over the estimated useful life of the underlying solar energy systems, which has been estimated to be 30 years. Accordingly, the Company has recorded a prepaid tax asset, net of $505.9 million and $419.5 million as of December 31, 2017 and 2016.

The future reversal of deferred tax liabilities is expected to produce a sufficient source of future taxable income of the necessary character and in the necessary periods and jurisdictions to support the realization of the deferred tax assets. As such, no valuation allowance is required except for as noted below.

The Company had state net operating loss carryforwards of approximately $95.5 million and $1.1 million (the “NOLs”), available to offset future state taxable income as of December 31, 2017 and 2016. The NOLs expire in varying amounts from 2029 through 2037 for state tax purposes if unused. As of December 31, 2017 and 2016, the Company recognized a valuation allowance of $0.3 million and $0.2 million for the existing state NOLs and other existing state tax attributes due to state-imposed limitations on their utilization.

The Company reported federal business tax credits, primarily composed of ITCs, of $12.5 million and $36.3 million for the years ended December 31, 2017 and 2016. The Company accounts for its federal business tax credits as a reduction of income tax expense in the year in which the credits arise. The Company reported AMT credits of $0.9 million and $0.8 million for the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company had $11.1 million and $33.2 million of federal income tax refunds receivable which were recorded in prepaid expenses and other current assets. As of December 31, 2017 and 2016, the Company had $9.7 million and $2.6 million of state income tax refunds receivable which were recorded in prepaid expenses and other current assets.

Uncertain Tax Positions

As of December 31, 2017 and 2016, the Company had no unrecognized tax benefits. There were no interest and penalties accrued for any uncertain tax positions as of December 31, 2017 and 2016. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended December 31, 2017. The Company is subject to taxation and files income tax returns in the United States and various state and local jurisdictions. The U.S. and state jurisdictions in which the Company operates have statutes of limitations that generally range from three to four years. The Company’s federal, state and local income tax returns starting with the 2014 tax year are subject to audit. The Company’s 2013 income tax returns for two states are also subject to audit.

16.Related Party Transactions

The Company’s operations included the following expenses from related party transactions (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue—operating leases and incentives	$701	$3,311	$6,054
Sales and marketing	2,643	2,610	2,133
General and administrative	139	749	5,241

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint. Some of those agreements related to the Company’s use of certain of Vivint’s information technology and infrastructure services; however, the Company stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Vivint, pursuant to which each company will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ existing marketing and customer relations agreement. The Company and Vivint also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement.

The Company incurred fees under these agreements and its ongoing relationship with Vivint of $2.5 million, $4.3 million and $8.0 million for the years ended December 31, 2017, 2016 and 2015. These amounts reflect the level of services provided by Vivint on behalf of the Company.

Payables to Vivint recorded in accounts payable—related party were $0.2 million as of December 31, 2017 and 2016. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

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

The Company incurred fees under these agreements of $4.4 million for the year ended December 31, 2015. The amount was recorded in general and administrative expense. No fees were incurred under these agreements during the years ended December 31, 2017 and 2016.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $6.6 million and $3.7 million as of December 31, 2017 and 2016. The Company provided a reserve of $1.0 million and $1.3 million as of December 31, 2017 and 2016 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.2 million and $1.6 million as of December 31, 2017 and 2016, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.Commitments and Contingencies

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

The Company has entered into lease agreements for warehouses and related equipment located in states in which the Company conducts operations. The warehouse lease agreements range from a term of one to seven years, with the majority having a term of three years. The equipment lease agreements range from three to five years, and include basic renewal options for an additional set period, continued renting by the month, or return of the unit.

For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property. Aggregate lease expense for these non-cancellable operating lease arrangements was $16.3 million, $17.4 million and $11.0 million for the years ended December 31, 2017, 2016 and 2015. For operating leases having initial or remaining lease terms in excess of one year, the total minimum rental payments to be received under noncancelable subleases was $0.5 million as of December 31, 2017. Rental payments received under non-cancellable subleases are recorded as a reduction to operating lease expense.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2017 were as follows (in thousands):

Years Ending December 31,
2018	$11,161
2019	7,290
2020	8,326
2021	9,331
2022	9,212
Thereafter	73,090
Total minimum lease payments	$118,410

Letters of Credit

As of December 31, 2017, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts and under the 2016 Term Loan Facility for up to $12.1 million related to the debt service reserve for the 2016 Term Loan Facility. See Note 10—Debt Obligations.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. Distributions paid to reimburse fund investors totaled $8.4 million, $2.7 million and $5.0 million for the years ended December 31, 2017, 2016, and 2015. As of December 31, 2017, the Company accrued an estimated $9.7 million in distributions to reimburse fund investors a portion of their capital contributions primarily due to a delay in solar energy systems being interconnected to the power grid and other factors.

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

In November 2016, a customer of the Company filed a putative class action lawsuit in Superior Court in Alameda County, California, purportedly on behalf of all customers of a particular Company sales representative in California, claiming that the representative’s sales practices were improper under California consumer protection law. The Company moved to dismiss that action to compel arbitration. In March 2017, the original plaintiff filed an amended complaint adding an additional plaintiff, purporting to expand the proposed class to include all customers who are eligible for the California Alternate Rates for Energy program, and adding claims of misconduct in the Company’s sales practices apart from the individual representative identified in the original complaint. The Company has moved to compel arbitration of the new plaintiff’s claims as well. The Company disputed the allegations in both the original and amended complaints. In January 2018, the parties reached a settlement with the two individual plaintiffs. Under the settlement, in addition to certain changes to its sales process and immaterial compensation payments to the individual plaintiffs, the Company agreed to pay attorneys’ fees in an amount that has yet to be determined but is expected to be immaterial and will be submitted to the court.

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

18.Basic and Diluted Net Income Per Share

The Company computes basic net income per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock.

The following table sets forth the computation of the Company’s basic and diluted net income available per share to common stockholders for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income available to common stockholders	$209,098	$17,986	$13,080
Denominator:
Shares used in computing net income available per share to common stockholders, basic	113,132	108,190	106,088
Weighted-average effect of potentially dilutive shares to purchase common stock	5,136	4,348	3,770
Shares used in computing net income available per share to common stockholders, diluted	118,268	112,538	109,858
Net income available per share to common stockholders:
Basic	$1.85	$0.17	$0.12
Diluted	$1.77	$0.16	$0.12

In May 2016, the Company modified the unvested performance stock options to vest annually over three years with the first vesting date occurring in May 2017. See Note 14—Equity Compensation Plans. As such, all stock options were considered in the computation of diluted net income (loss) per share on a weighted-average basis as of December 31, 2017 and 2016. As of December 31, 2015, stock-based awards for 3.3 million underlying shares of common stock were subject to performance conditions that had not yet been met. Accordingly, these performance-based stock awards were not included in the computation of diluted net income per share for the year ended December 31, 2015. In addition, options remaining to be granted under the LTIP Pools were not included in the computation of diluted net income per share as these shares had not been granted as of December 31, 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, 1.0 million, 0.3 million and a de minimis number of shares were excluded from the dilutive share calculations as the effect on net income per share would have been antidilutive.

19.Subsequent Events

Investment Funds

In February 2018, a wholly owned subsidiary of the Company entered into an investment fund arrangement with an existing fund investor. The total commitment under the investment fund arrangement is $75.0 million. The Company’s wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to the Company’s wholly owned subsidiary once certain conditions have been met. The purchase price for the fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised. The Company has not yet completed its assessment of whether the investment fund arrangement is a VIE.

Subsequent to quarter end, the Company entered into non-binding letters of intent for five new tax equity investment funds for an aggregate $401 million. The fund investors’ obligations under the letters of intent are subject to the satisfaction of certain conditions, including negotiation of definitive documentation. If the commitments are consummated, the Company will assess whether the investment fund arrangements are VIEs.

Interest Rate Swaps

In January 2018, the Company entered into additional interest rate swaps with a notional amount of $73.0 million. The additional interest rate swaps were required by the terms of the Aggregation Facility due to additional draws on the Aggregation Facility made by the Company during the year ended December 31, 2017. These additional interest rate swaps were not designated as hedge instruments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2017, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our assessment using those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K that is found in our 2017 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders, or the 2017 Proxy Statement, is incorporated by reference to our 2017 Proxy Statement. The 2017 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K is found in our 2017 Proxy Statement and is incorporated here by reference to our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 of Form 10-K is found in our 2017 Proxy Statement and is incorporated here by reference to our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K is found in our 2017 Proxy Statement and is incorporated here by reference to our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K is found in our 2017 Proxy Statement and is incorporated here by reference to our 2017 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1.) Consolidated Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Vivint Solar, Inc.:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

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

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36642	3.1	November 12, 2014
3.2	Amended and Restated Bylaws of the Company	10-Q	001-36642	3.2	November 12, 2014
4.1	Registration Rights Agreement, dated as of October 6, 2014, by and among the Company and the investors named therein	10-K	001-36642	4.1	March 13, 2015
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-198372	10.1	August 26, 2014
10.2+	2013 Omnibus Incentive Plan, as amended	S-1	333-198372	10.2	August 26, 2014
10.3+	Form of Stock Option Agreement under the 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	November 12, 2014
10.4+	2014 Equity Incentive Plan	S-1/A	333-198372	10.3	September 18, 2014
10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.15	November 12, 2014
10.6+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.16	November 12, 2014
10.7+	Amended and Restated 2013 Long-Term Incentive Pool Plan for District Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4A	August 26, 2014
10.8+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Operations Leaders, and forms of agreements thereunder	S-1	333-198372	10.4B	August 26, 2014
10.9+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Recruiting Regional Sales Managers, and forms of agreements thereunder	10-K	001-36642	10.9	March 13, 2015
10.10+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Managers (Technicians), and forms of agreements thereunder	S-1	333-198372	10.4D	August 26, 2014
10.11+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4E	August 26, 2014
10.12+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4F	August 26, 2014
10.13+	Form of 313 Acquisition LLC Unit Plan	S-1/A	333-198372	10.5	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.14+	Executive Incentive Compensation Plan, and forms of agreements thereunder	S-1	333-198372	10.6	August 26, 2014
10.15+	Form of Involuntary Termination Protection Agreement between the Company and certain of its officers	S-1	333-198372	10.7	August 26, 2014
10.16+	Offer Letter, dated as of May 2, 2016, by and between the Company and David Bywater	10-Q	001-36642	10.2	August 8, 2016
10.17+	Letter Agreement, dated as of December 14, 2016, by and between the Company and David Bywater	10-K	001-36642	10.17	March 16, 2017
10.18+	Involuntary Termination Protection Agreement, dated as of December 14, 2016, by and between the Company and David Bywater	10-K	001-36642	10.18	March 16, 2017
10.19+	Letter Agreement, dated as of August 28, 2014, with Gregory S. Butterfield	S-1/A	333-198372	10.8	September 18, 2014
10.20+	Letter Agreement, dated as of July 19, 2015, by and between the Company and Gregory S. Butterfield	10-Q	001-36642	10.4	November 16, 2015
10.21+	Release of Claims, dated as of May 2, 2016, by and between the Company and Gregory S. Butterfield	10-Q	001-36642	10.1	August 8, 2016
10.22+	Letter Agreement, dated as of August 28, 2014, with Dana C. Russell	10-K	001-36642	10.17	March 13, 2015
10.23+	Letter Agreement, dated as of July 19, 2015, by and between the Company and Dana C. Russell	10-Q	001-36642	10.5	November 16, 2015
10.24+	Employment Agreement, dated as of September 25, 2013, by and between the Company and Thomas Plagemann	S-1	333-198372	10.9	August 26, 2014
10.25+	Amendment to Employment Agreement, dated as of September 1, 2016, by and between the Company and Thomas Plagemann	10-K	001-36642	10.25	March 16, 2017
10.26+	Amended and Restated Involuntary Termination Protection Agreement, dated as of May 12, 2016, by and between the Company and Dana C. Russell	10-Q	001-36642	10.3	August 8, 2016
10.27	Subordinated Note and Loan Agreement, dated as of December 27, 2012, by and between the Company and APX Group, Inc.	S-1	333-198372	10.11	August 26, 2014
10.28	First Amendment to Note and Loan Agreement, dated as of July 26, 2013, by and between the Company and APX Group, Inc.	S-1	333-198372	10.11A	August 26, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.29	Amended and Restated Subordinated Note and Loan Agreement, dated as of January 20, 2014, by and between the Company and APX Parent Holdco, Inc.	S-1	333-198372	10.12	August 26, 2014
10.30	First Amendment to Amended and Restated Subordinated Note and Loan Agreement, dated as of April 25, 2014, by and between the Company and APX Parent Holdco, Inc.	S-1	333-198372	10.12A	August 26, 2014
10.31†	Credit Agreement, dated as of May 1, 2014, by and between the Company, as a guarantor, Vivint Solar Holdings, Inc., as the borrower, and Bank of America, N.A. as administrative agent, collateral agent and lender	S-1	333-198372	10.13	August 26, 2014
10.32†	Pledge and Security Agreement, dated as of September 12, 2014, by and among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein	S-1/A	333-198372	10.46	September 18, 2014
10.33†	Financing Agreement, dated as of March 14, 2016, by and among Vivint Solar Financing Holdings Parent, LLC, Vivint Solar Financing Holdings, LLC, the Guarantors party thereto, the Lenders from time to time party thereto, and HighBridge Principal Strategies, LLC	10-Q	001-36642	10.1	May 9, 2016
10.34†	Credit Agreement, dated as of August 4, 2016, by and among Vivint Solar Financing II, LLC, Investec Bank PLC, ING Capital LLC, Silicon Valley Bank, SunTrust Robinson Humphrey, Inc., BankUnited, N.A., Deutsche Bank AG, New York Branch, ING Capital LLC, SunTrust Bank, and Silicon Valley Bank	10-Q	001-36642	10.1	November 8, 2016
10.35†	Fixed Rate Loan Agreement, dated as of January 5, 2017, by and among, Vivint Solar Financing III, LLC, the lenders party thereto, and Wells Fargo Bank, National Association	10-K	001-36642	10.38	March 16, 2017
10.36	Stockholders Agreement, dated as of October 6, 2014, by and among the Company and other parties thereto	10-K	001-36642	10.24	March 13, 2015
10.37	Master Intercompany Framework Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.1	November 12, 2014
10.38	Transition Services Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.2	November 12, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.39	Non-Competition Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.,	10-Q	001-36642	10.3	November 12, 2014
10.40	Product Development and Supply Agreement, dated as of September 30, 2014, by and between Vivint Solar Developer, LLC and Vivint, Inc.	10-Q	001-36642	10.4	November 12, 2014
10.41	Marketing and Customer Relations Agreement, dated as of September 30, 2014, by and between Vivint Solar Developer, LLC and Vivint, Inc.	10-Q	001-36642	10.5	November 12, 2014
10.42	Trademark Assignment Agreement, dated as of September 30, 2014, by and between Vivint Solar Licensing LLC and Vivint, Inc.	10-Q	001-36642	10.6	November 12, 2014
10.43	Trademark Assignment Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.7	November 12, 2014
10.44	Bill of Sale and Assignment, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.9	November 12, 2014
10.45	Limited Liability Company Agreement of Vivint Solar Licensing, LLC, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.10	November 12, 2014
10.46	Trademark License Agreement, dated as of September 30, 2014, by and between the Company and Vivint Solar Licensing, LLC	10-Q	001-36642	10.11	November 12, 2014
10.47	Canyon Park Technology Center Office Building Lease Agreement, dated as of June 11, 2014, by and between the Company and TCU-Canyon Park, LLC	S-1	333-198372	10.28	August 26, 2014
10.48	Lease Agreement, dated as of August 12, 2014, by and between the Company and T-Stat One, LLC	S-1/A	333-198372	10.48	September 18, 2014
10.49	First Amendment to Lease, dated as of July 20, 2015, by and between the Company and T-Stat One, LLC	10-K	001-36642	10.52	March 16, 2017
10.50	Second Amendment to Lease, dated as of October 4, 2016, by and between the Company and T-Stat One, LLC	10-K	001-36642	10.53	March 16, 2017
10.51†	Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of July 16, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.	S-1/A	333-198372	10.29	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.52†

First Amendment to the Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of September 12, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.

		S-1/A	333-198372	10.29A	September 18, 2014
10.53

Second Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of August 31, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.

		S-1	333-198372	10.29B	September 18, 2014
10.54†	Third Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings I, L.P.	10-Q	001-36642	10.2	May 14, 2015
10.55†	Development, EPC and Purchase Agreement, dated as of July 16, 2013, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC	S-1/A	333-198372	10.30	September 18, 2014
10.56

First Amendment to Development, EPC and Purchase Agreement, dated as of January 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC

		S-1/A	333-198372	10.30A	September 18, 2014
10.57

Second Amendment to Development, EPC and Purchase Agreement, dated as of April 25, 2014, by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC

		S-1/A	333-198372	10.30B	September 18, 2014
10.58	Third Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Mia Project Company, LLC	10-Q	001-36642	10.4	May 14, 2015
10.59	Maintenance Services Agreement, dated as of July 16, 2013, by and between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC	S-1/A	333-198372	10.31	September 18, 2014
10.60	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC	10-Q	001-36642	10.3	May 14, 2015

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.61	Guaranty, dated as of July 16, 2013, by the Company in favor of Blackstone Holdings Finance Co. L.L.C. and Vivint Solar Mia Project Company, LLC	S-1	333-198372	10.32	September 18, 2014
10.62†	Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of November 5, 2013, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation	S-1/A	333-198372	10.33	September 18, 2014
10.63†

First Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of January 13, 2014, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation

		S-1/A	333-198372	10.33A	September 18, 2014
10.64	Second Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation	10-Q	001-36642	10.5	May 14, 2015
10.65†	Development, EPC and Purchase Agreement, dated as of November 5, 2013, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC	S-1/A	333-198372	10.34	September 18, 2014
10.66

First Amendment to Development, EPC and Purchase Agreement, dated as of January 13, 2014, by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC

		S-1/A	333-198372	10.34A	September 18, 2014
10.67†

Second Amendment to Development, EPC and Purchase Agreement, dated as of February 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC

		S-1/A	333-198372	10.34B	September 18, 2014
10.68	Third Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Aaliyah Project Company, LLC	10-Q	001-36642	10.7	May 14, 2015
10.69	Maintenance Services Agreement, dated as of November 5, 2013, by and between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC	S-1/A	333-198372	10.35	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.70	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC	10-Q	001-36642	10.6	May 14, 2015
10.71	Guaranty, dated as of November 5, 2013, by the Company in favor of Stoneco IV Corporation, LLC and Vivint Solar Aaliyah Project Company, LLC	S-1	333-198372	10.36	September 18, 2014
10.72†	Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC, dated as of February 13, 2014, by and between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I L.P.	S-1/A	333-198372	10.37	September 18, 2014
10.73	First Amendment to Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I, L.P.	10-Q	001-36642	10.8	May 14, 2015
10.74†	Development, EPC and Purchase Agreement, dated as of February 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC	S-1/A	333-198372	10.38	September 18, 2014
10.75	First Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC	10-Q	001-36642	10.10	May 14, 2015
10.76	Maintenance Services Agreement, dated as of February 13, 2014, by and between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC	S-1/A	333-198372	10.39	September 18, 2014
10.77	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC	10-Q	001-36642	10.9	May 14, 2015
10.78	Guaranty, dated as of February 13, 2014, by the Company in favor of Blackstone Holdings I L.P. and Vivint Solar Rebecca Project Company, LLC	S-1	333-198372	10.40	September 18, 2014
10.79	Subscription Agreement, dated as of August 14, 2014, by and between the Company and 313 Acquisition LLC	S-1	333-198372	10.41	August 26, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.80	Subscription Agreement, dated as of September 3, 2014, by and between the Company and the investors named therein	S-1/A	333-198372	10.43	September 18, 2014
10.81†	Second Amended and Restated Loan Agreement, dated as of March 9, 2017, by and among Vivint Solar Financing I, LLC, Vivint Solar Financing I Parent, LLC, Bank of America, N.A. and the parties named therein	10-Q	001-36642	10.1	May 9, 2017
10.82†	Second Amended and Restated Collateral Agency and Depositary Agreement, dated as of March 9, 2017, by and among Vivint Solar Financing I, LLC, Vivint Solar Financing I Parent, LLC, Vivint Solar Fund XV Manager, LLC, Vivint Solar Owner I, LLC, Bank of America, N.A. and the parties named therein	10-Q	001-36642	10.2	May 9, 2017
10.83	Amendment No. 1 to Non-Competition Agreement, dated as of August 16, 2017, by and between Vivint Solar, Inc. and Vivint, Inc.	10-Q	001-36642	10.1	November 7, 2017
10.84†	Sales Dealer Agreement, dated as of August 16, 2017, by and between Vivint Solar Developer, LLC and Vivint, Inc.	10-Q	001-36642	10.2	November 7, 2017
10.85†*

Amended and Restated Credit Agreement, dated as of October 10, 2017, by and among the Company, Goldman Sachs Lending Partners LLC, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Barclays Bank plc, Citibank, N.A. and Morgan Stanley Senior Funding, Inc.

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

Vivint Solar, Inc.

Date: March 7, 2018	By:	/s/ David Bywater
David Bywater
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bywater	Chief Executive Officer, Director	March 7, 2018
David Bywater	(Principal Executive Officer)

/s/ Dana Russell	Chief Financial Officer and Executive Vice President	March 7, 2018
Dana Russell	(Principal Accounting and Financial Officer)

/s/ David F. D’Alessandro	Director	March 7, 2018
David F. D’Alessandro

/s/ Alex J. Dunn	Director	March 7, 2018
Alex J. Dunn

/s/ Bruce McEvoy	Director	March 7, 2018
Bruce McEvoy

/s/ Jay D. Pauley	Director	March 7, 2018
Jay D. Pauley

/s/ Todd R. Pedersen	Director	March 7, 2018
Todd R. Pedersen

/s/ Joseph S. Tibbetts, Jr.	Director	March 7, 2018
Joseph S. Tibbetts, Jr.

/s/ Peter F. Wallace	Director	March 7, 2018
Peter F. Wallace