Form 10-Q
period 2018-03-31
Vivint Solar, Inc.
filed 2018-05-08
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, 115,328,684 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$78,466	$108,452
Accounts receivable, net	18,236	19,665
Inventories	15,790	22,597
Prepaid expenses and other current assets	22,234	34,049
Total current assets	134,726	184,763
Restricted cash and cash equivalents	47,773	46,486
Solar energy systems, net	1,727,479	1,673,532
Property and equipment, net	13,315	15,078
Intangible assets, net	725	862
Prepaid tax asset, net	—	505,883
Other non-current assets, net	41,763	37,325
TOTAL ASSETS(1)	$1,965,781	$2,463,929
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$40,751	$40,736
Accounts payable—related party	529	163
Distributions payable to non-controlling interests and redeemable non-controlling interests	7,501	16,437
Accrued compensation	19,890	20,992
Current portion of long-term debt	13,566	13,585
Current portion of deferred revenue	24,255	41,846
Current portion of capital lease obligation	3,439	4,166
Accrued and other current liabilities	25,989	29,675
Total current liabilities	135,920	167,600
Long-term debt, net of current portion	959,187	925,964
Deferred revenue, net of current portion	11,311	29,200
Capital lease obligation, net of current portion	1,226	1,599
Deferred tax liability, net	356,984	342,382
Other non-current liabilities	12,623	13,674
Total liabilities(1)	1,477,251	1,480,419
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	130,107	122,444
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 authorized, 115,329 shares issued and outstanding as of March 31, 2018; 1,000,000 authorized, 115,099 shares issued and outstanding as of December 31, 2017	1,153	1,151
Additional paid-in capital	562,962	559,788
Accumulated other comprehensive income	13,694	6,905
(Accumulated deficit) retained earnings	(277,015)	213,107
Total stockholders’ equity	300,794	780,951
Non-controlling interests	57,629	80,115
Total equity	358,423	861,066
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$1,965,781	$2,463,929

(1)

The Company’s assets as of March 31, 2018 and December 31, 2017 include $1,563.5 million and $1,516.2 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,532.9 million and $1,486.0 million as of March 31, 2018 and December 31, 2017; cash and cash equivalents of $12.9 million and $17.3 million as of March 31, 2018 and December 31, 2017; accounts receivable, net, of $9.4 million and $5.1 million as of March 31, 2018 and December 31, 2017; other non-current assets, net of $7.6 million and $6.8 million as of March 31, 2018 and December 31, 2017; and prepaid expenses and other current assets of $0.8 million and $1.0 million as of March 31, 2018 and December 31, 2017. The Company’s liabilities as of March 31, 2018 and December 31, 2017 included $23.9 million and $58.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $7.5 million and $16.4 million as of March 31, 2018 and December 31, 2017; deferred revenue of $10.5 million and $36.0 million as of March 31, 2018 and December 31, 2017; accrued and other current liabilities of $4.5 million as of March 31, 2018 and December 31, 2017; and other non-current liabilities of $1.5 million and $1.4 million as of March 31, 2018 and December 31, 2017. For further information see Note 12—Investment Funds.

See accompanying notes to condensed consolidated financial statements

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Operating leases and incentives	$31,114	$30,389
Solar energy system and product sales	37,136	22,725
Total revenue	68,250	53,114
Cost of revenue:
Cost of revenue—operating leases and incentives	38,687	35,070
Cost of revenue—solar energy system and product sales	26,045	18,665
Total cost of revenue	64,732	53,735
Gross profit (loss)	3,518	(621)
Operating expenses:
Sales and marketing	11,125	8,818
Research and development	486	896
General and administrative	19,851	20,579
Amortization of intangible assets	136	140
Total operating expenses	31,598	30,433
Loss from operations	(28,080)	(31,054)
Interest expense	16,922	14,721
Other (income) expense, net	(2,261)	276
Loss before income taxes	(42,741)	(46,051)
Income tax expense	18,643	9,401
Net loss	(61,384)	(55,452)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(48,408)	(68,744)
Net (loss attributable) income available to common stockholders	$(12,976)	$13,292
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.11)	$0.12
Diluted	$(0.11)	$0.11
Weighted-average shares used in computing net (loss attributable) income available per share to common stockholders:
Basic	115,155	110,765
Diluted	115,155	116,398

 See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net (loss attributable) income available to common stockholders	$(12,976)	$13,292
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedging instruments (net of tax effect of $1,394 and $(18))	3,749	(28)
Less: Interest income (expense) on derivatives recognized into earnings (net of tax effect of $103 and $(60))	278	(90)
Total other comprehensive income (loss)	3,471	(118)
Comprehensive (loss) income	$(9,505)	$13,174

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,384)	$(55,452)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,307	14,162
Amortization of intangible assets	136	140
Deferred income taxes	18,969	36,125
Stock-based compensation	2,969	3,922
Loss on solar energy systems and property and equipment	570	2,025
Non-cash interest and other expense	2,007	2,126
Reduction in lease pass-through financing obligation	(687)	(649)
(Gains) losses on interest rate swaps	(2,262)	276
Changes in operating assets and liabilities:
Accounts receivable, net	1,429	(4,481)
Inventories	6,807	(2,115)
Prepaid expenses and other current assets	11,746	27,901
Prepaid tax asset, net	—	(24,181)
Other non-current assets, net	385	(3,861)
Accounts payable	374	641
Accrued compensation	(2,351)	(1,763)
Deferred revenue	(9,083)	2,109
Accrued and other liabilities	(103)	6,473
Net cash (used in) provided by operating activities	(14,171)	3,398
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(72,208)	(75,140)
Payments for property and equipment	(40)	(278)
Proceeds from disposals of solar energy systems and property and equipment	775	171
Net cash used in investing activities	(71,473)	(75,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	42,771	58,560
Distributions paid to non-controlling interests and redeemable non-controlling interests	(18,122)	(15,027)
Proceeds from long-term debt	40,000	253,750
Payments on long-term debt	(7,748)	(141,159)
Payments for debt issuance and deferred offering costs	—	(10,430)
Proceeds from lease pass-through financing obligation	852	852
Principal payments on capital lease obligations	(1,015)	(1,196)
Proceeds from issuance of common stock	207	147
Net cash provided by financing activities	56,945	145,497
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	(28,699)	73,648
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	154,938	123,439
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$126,239	$197,087
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(8,936)	$(10,228)
Change in fair value of interest rate swaps	$7,024	$(473)
Costs of solar energy systems included in changes in accounts payable, accounts payable—related party, accrued compensation and accrued and other liabilities	$(2,518)	$(5,266)
Vehicles acquired under capital leases	$199	$98
Receivable for state tax credits recorded as a reduction to solar energy system costs	$4	$52

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 7, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other interim period or other future year.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company regularly makes significant estimates and assumptions including, but not limited to, investment tax credits (“ITCs”); revenue recognition; solar energy systems, net; the impairment analysis of long-lived assets; stock-based compensation; the provision for income taxes; the valuation of derivative financial instruments; the recognition and measurement of loss contingencies; and non-controlling interests and redeemable non-controlling interests. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

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

Revenue from Contracts with Customers

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its various updates (“Topic 606”) effective January 1, 2018 using the modified retrospective method with a cumulative adjustment to retained earnings as of January 1, 2018. As such, only the current period presented in the Company’s condensed consolidated statements of operations has been reported using the new revenue standard. The Company has applied Topic 606 to all customer contracts not completed by the initial date of application.

The Company currently accounts for PPAs, Solar Leases, and associated rebates and incentives as minimum lease payments from operating leases under ASC 840, Leases. However, the Company has determined that these agreements do not meet the definition of a lease under ASC 842, Leases, and these agreements will be accounted for in accordance with Topic 606 after the adoption of ASC 842. The revenue associated with these contracts with customers is currently shown together on the condensed consolidated statement of operations as revenue from operating leases and incentives. The Company will adopt ASC 842 effective January 1, 2019. The Company has determined that under Topic 606 there will be no change from current revenue recognition practices for its PPA revenue stream. For the Company’s Solar Leases, the Company has concluded that the impact of adopting Topic 606 will be immaterial. Revenue from all of the Company’s Solar Leases will be recognized on a straight-line basis over the contractual term; currently a significant majority of Solar Leases are already recognized on a straight-line basis. The Company has also concluded that there will be no material change related to the timing of revenue recognition for rebates and incentives.

The Company has analyzed the impact of Topic 606 on System Sales and other product sales and has concluded that the revenue recognition associated with these product sales did not change in the condensed consolidated financial statements. The Company will continue to show this revenue stream as solar energy system and product sales in the condensed consolidated statement of operations. The Company’s principal performance obligation for System Sales is to design and install a solar energy system that is interconnected to the local power grid and granted permission to operate to the customer. When the solar energy system has been granted permission to operate, the customer retains all of the significant risks and rewards of ownership of the solar energy system. For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed in service. The Company collects cash during the installation process and recognizes revenue for System Sales and other product sales at the placed in-service date or product delivery date less any revenue allocated to monitoring services. The Company allocates a portion of the transaction price to the monitoring services by estimating the fair market price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of March 31, 2018 and December 31, 2017, the Company had allocated deferred revenue of $2.5 million and $2.1 million to monitoring services that will be recognized over the term of the monitoring services. All costs to obtain and fulfill contracts associated with System Sales and other product sales are expensed as a cost of revenue when the Company has fulfilled its performance obligation and the products have been placed into service or delivered to the customer.

The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has concluded that revenue related to the sale of ITCs through its lease pass-through arrangement is recognized when the related solar energy systems are placed in service as the Company has completed its performance obligation to transfer ITCs to the fund investors at that time. The fund investors contributed cash to the investment fund during the installation process as payment for the ITCs. The transaction price for the ITCs was estimated using the tax credit rate of 30% multiplied by the fair market value of the solar energy systems that were placed into service in the lease pass-through fund. All of the related solar energy systems were placed in service and all related revenue would have been recognized prior to September 30, 2016 under Topic 606. Prior to the adoption of Topic 606, the Company recognized this revenue evenly over the five-year ITC recapture period. This earlier recognition of the ITC lease pass-through revenue decreased revenue for the three months ended March 31, 2018 by $2.4 million and would have decreased revenue for the three months ended March 31, 2017 by $2.4 million. As all ITC sales revenue would have been recognized prior to September 30, 2016 under Topic 606, there is no deferred revenue related to ITC sales as of March 31, 2018, and there would have been no deferred revenue as of December 31, 2017. As shown below, the cumulative adjustment related to ITC revenue recognized into retained earnings, net of tax, as of January 1, 2018 was $19.2 million.

As noted above, the Company adopted Topic 606 on a modified retrospective basis. However, if the Company adjusted the comparative period to reflect the adoption of Topic 606, the following adjustments would have been made to the condensed consolidated statement of operations for the three months ended March 31, 2017 (in thousands, except per share data):

	As Previously	Revenue
	Reported	Adjustment	As Adjusted
Revenue	$53,114	$(2,364)	$50,750
Income tax expense	9,401	(946)	8,455
Net income available to common shareholders	13,292	(1,418)	11,874
Diluted earnings per share	0.11	(0.01)	0.10

Additionally, the following adjustments would have been made to the condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	As Previously	Revenue
	Reported	Adjustment	As Adjusted
Current portion of deferred revenue	$41,846	$(7,707)	$34,139
Deferred revenue, net of current portion	29,200	(18,690)	10,510
Deferred tax liability, net	342,382	7,160	349,542

Retained earnings	213,107	(19,237)	193,870

Income Taxes

The Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), effective January 1, 2018 using the modified retrospective method by removing the prepaid tax asset, net and recording a cumulative adjustment to retained earnings of $493.1 million and to deferred tax liability, net of $12.8 million as of January 1, 2018. As such, only the current period presented in the Company’s condensed consolidated statements of operations has been reported using the new accounting standard. The Company now accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.

The adoption of ASU 2016-16 had the following effect on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 (in thousands, except per share data):

	Pre-Adoption	Effect of
	Accounting	Adoption	As Reported
Income tax expense	$5,781	$12,862	$18,643
Net loss	(48,522)	(12,862)	(61,384)
Net loss attributable to common shareholders	(114)	(12,862)	(12,976)
Basic earnings per share	(0.00)	(0.11)	(0.11)
Diluted earnings per share	(0.00)	(0.11)	(0.11)

The Company adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), effective January 1, 2018. As permitted by ASU 2018-02, the Company has elected to reclassify the income tax effects of the Tax Cuts and Jobs Act (the “TCJA”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings. The Company applied the amendments in this update in the period of adoption. The total amount the Company reclassified to retained earnings as a result of adopting ASU 2018-02 was approximately $1.5 million. After applying this update, the Company had no stranded tax effects remaining in AOCI.

Derivative Financial Instruments

The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), effective January 1, 2018. This update made targeted improvements to accounting for hedging activities by simplifying certain documentation and assessment requirements and eliminating the requirement to separately measure and report hedge ineffectiveness. The Company applied this update using a modified retrospective method to eliminate the separate measurement of hedge ineffectiveness by recording a cumulative-effect adjustment to retained earnings as of January 1, 2018. The net amount the Company recorded to retained earnings as a result of adopting ASU 2017-12 was approximately $1.8 million.

Restricted Cash

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the three months ended March 31, 2017 to include restricted cash balances from those periods.

Recent Accounting Pronouncements

New Lease Guidance

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments are required to be applied using a modified retrospective approach. The Company will adopt this ASU effective January 1, 2019. The Company has operating leases that will be affected by this update and the Company is still evaluating the full impact on its condensed consolidated financial statements and related disclosures. The impact is not expected to be significant to the Company’s condensed consolidated financial statements.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$19,772	$—	$19,772

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,028	$—	$14,028

Financial Liabilities
Interest rate swaps	$—	$1,280	$—	$1,280

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

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$792,191	$792,191	$757,044	$757,044
Fixed-rate long-term debt	196,168	225,629	199,063	238,618
Total	$988,359	$1,017,820	$956,107	$995,662

The Company’s outstanding principal balance of long-term debt is carried at cost. The Company estimated the fair values of its floating-rate debt facilities to approximate their carrying values as interest accrues at floating rates based on market rates. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for corporate debt with similar terms.

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Solar energy systems held for sale	$14,982	$21,971
Photovoltaic installation products	808	626
Total inventories	$15,790	$22,597

Solar energy systems held for sale are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a first-in, first-out basis, or net realizable value. Photovoltaic installation products are stated at the lower of cost, on an average cost basis, or net realizable value.

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
System equipment costs	$1,484,019	$1,437,419
Initial direct costs related to solar energy systems	355,164	336,136
	1,839,183	1,773,555
Less: Accumulated depreciation and amortization	(145,016)	(129,640)
	1,694,167	1,643,915
Solar energy system inventory	33,312	29,617
Solar energy systems, net	$1,727,479	$1,673,532

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $15.4 million and $12.8 million for the three months ended March 31, 2018 and 2017.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	March 31,	December 31,
	Useful Lives	2018	2017
Vehicles acquired under capital leases	3-5 years	$13,729	$15,113
Leasehold improvements	1-12 years	12,284	15,071
Furniture and computer and other equipment	3 years	4,166	6,492
		30,179	36,676
Less: Accumulated depreciation and amortization		(16,864)	(21,598)
Property and equipment, net		$13,315	$15,078

The Company recorded depreciation and amortization related to property and equipment of $1.7 million and $2.4 million for the three months ended March 31, 2018 and 2017.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $0.7 million and $1.1 million was capitalized in solar energy systems, net for the three months ended March 31, 2018 and 2017.

7.	Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Cost:
Internal-use software	$1,199	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,086	2,201
Accumulated amortization:
Internal-use software	(863)	(872)
Developed technology	(274)	(258)
Trademarks/trade names	(85)	(79)
Customer relationships	(139)	(130)
Total accumulated amortization	(1,361)	(1,339)
Total intangible assets, net	$725	$862

The Company recorded amortization expense of $0.1 million for the three months ended March 31, 2018 and 2017, which was included in amortization of intangible assets.

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll	$10,985	$13,064
Accrued commissions	8,905	7,928
Total accrued compensation	$19,890	$20,992

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued unused commitment fees and interest	$7,816	$7,445
Current portion of lease pass-through financing obligation	4,953	4,931
Accrued professional fees	4,012	3,977
Sales, use and property taxes payable	2,732	3,046
Accrued workers' compensation	1,887	1,446
Workmanship accrual	1,404	1,359
Current portion of deferred rent	934	937
Accrued inventory	496	4,122
Other accrued expenses	1,755	2,412
Total accrued and other current liabilities	$25,989	$29,675

10.	Debt Obligations

Debt obligations consisted of the following as of March 31, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$194,873	$(172)	$(4,901)	$6,733	$183,067	$—	6.0%	January 2035
2016 Term loan facility(1)	283,566	(125)	(7,149)	4,850	271,442	—	4.6	August 2021
Subordinated HoldCo facility	197,125	(32)	(3,090)	1,968	192,035	—	9.7	March 2020
Credit agreement	1,295	(2)	(135)	15	1,143	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility	175,000	—	—	—	175,000	200,000	4.8	September 2020
Working capital facility(3)	136,500	—	—	—	136,500	—	5.1	March 2020
Total debt	$988,359	$(331)	$(15,275)	$13,566	$959,187	$200,000

Debt obligations consisted of the following as of December 31, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$197,764	$(176)	$(4,990)	$6,644	$185,954	$—	6.0%	January 2035
2016 Term loan facility(1)	287,919	(141)	(7,623)	4,962	275,193	—	4.3	August 2021
Subordinated HoldCo facility	197,625	(35)	(3,451)	1,965	192,174	—	9.3	March 2020
Credit agreement	1,299	(2)	(140)	14	1,143	—	6.5	February 2023
Revolving lines of credit(2)
Aggregation facility	135,000	—	—	—	135,000	240,000	4.7	September 2020
Working capital facility(3)	136,500	—	—	—	136,500	—	4.8	March 2020
Total debt	$956,107	$(354)	$(16,204)	$13,585	$925,964	$240,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $260.1 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(3)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of March 31, 2018.

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of March 31, 2018, the Company had $19.3 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2016 Term Loan Facility

In August 2016, a wholly owned subsidiary of the Company entered into a credit agreement (the “2016 Term Loan Facility”). For the initial four years of the term of the 2016 Term Loan Facility, interest on borrowings accrues at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.00%. Thereafter, interest accrues at an annual rate equal to LIBOR plus 3.25%. Certain principal payments are due on a quarterly basis subject to the occurrence of certain events, including proceeds received by the borrower or subsidiary guarantors in respect of casualties, proceeds received for purchased systems, and failure to meet certain distribution conditions. As of March 31, 2018, the Company had $2.6 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Subordinated HoldCo Facility

In March 2016, a wholly owned subsidiary of the Company entered into a financing agreement (the “Subordinated HoldCo Facility”). Interest accrues at a floating rate of LIBOR plus 8.0%. Certain principal payments are due on a quarterly basis. Any prepayments of principal outside of required prepayments are subject to a 3.0% fee. As of March 31, 2018, the Company had $10.5 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Aggregation Facility

In September 2014, a wholly owned subsidiary of the Company entered into an aggregation credit facility (as amended, the “Aggregation Facility”), pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings. Prepayments are permitted under the Aggregation Facility. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.75% after such period. As of March 31, 2018, the Company had $5.3 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Working Capital Facility

In March 2015, a wholly owned subsidiary of the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions. In addition to the outstanding borrowings as of March 31, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts. Prepayments are permitted under the Working Capital Facility. Interest accrues on borrowings at a floating rate equal to, depending on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable depending on the type of borrowing at the end of (1) the interest period that the Company may elect as a term, not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. The Company is required to maintain $30.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of March 31, 2018, the Company was in compliance with such covenants.

11.	Derivative Financial Instruments

Derivative financial instruments consisted of the following at fair value (in thousands):

	March 31, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$18,790	Other non-current assets, net
Derivatives not designated as hedging instruments:
Interest rate swaps	$982	Other non-current assets, net

	December 31, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,028	Other non-current assets, net
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,280	Other non-current liabilities

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the 2016 Term Loan Facility, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. As of March 31, 2018, the notional amount of these interest rate swaps was $260.1 million. The notional amount of the interest rate swaps decreases through July 31, 2028 similar to the Company’s estimated monthly and quarterly principal payments on its loans through that date. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of AOCI expected to be reclassified to interest expense within the next 12 months is approximately $2.9 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. As of March 31, 2018, the Company had entered into interest rate swaps with an aggregate notional amount of $150.0 million. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense, net.

The Company adopted ASU 2017-12 as of January 1, 2018. Among other changes, this update eliminated the separate measurement of hedge ineffectiveness. The Company adopted this update using a modified retrospective method with a cumulative-effect adjustment to retained earnings as of January 1, 2018. As a result, the Company ceased measuring hedge ineffectiveness beginning January 1, 2018, while prior period measurements remain unchanged. See Note 2—Summary of Significant Accounting Policies. The Company records derivatives at fair value. The (gains) losses on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$(5,143)	$46

The (gains) losses on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended March 31,
	2018		2017
	Interest expense	Other (income) expense, net	Interest expense	Other (income) expense, net
Total amounts presented in the income statement line items	$16,922	$(2,261)	$14,721	$276

Derivatives designated as cash flow hedges:
Interest rate swaps
(Gains) losses reclassified from AOCI into income	$(381)	$—	$150	$—
(Gains) recognized in income - ineffective portion:	—	—	—	(676)
Derivatives not designated as hedging instruments:
Interest rate swaps
(Gains) losses recognized in income	—	(2,262)	—	952
Total (gains) losses	$(381)	$(2,262)	$150	$276

12.	Investment Funds

As of March 31, 2018 and December 31, 2017, the Company had formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,937	$17,280
Accounts receivable, net	9,350	5,143
Prepaid expenses and other current assets	774	952
Total current assets	23,061	23,375
Solar energy systems, net	1,532,897	1,486,023
Other non-current assets, net	7,560	6,792
Total assets	$1,563,518	$1,516,190
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$7,501	$16,437
Current portion of deferred revenue	1,950	9,176
Accrued and other current liabilities	4,457	4,478
Total current liabilities	13,908	30,091
Deferred revenue, net of current portion	8,527	26,847
Other non-current liabilities	1,458	1,444
Total liabilities	$23,893	$58,382

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of March 31, 2018 and December 31, 2017, the cumulative total of contributions into the VIEs by all investors was $1,307.4 million and $1,264.6 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $57.6 million and $58.2 million as of March 31, 2018 and December 31, 2017.

The Company adopted Topic 606 as of January 1, 2018. The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has concluded that revenue related to the sale of ITCs through its lease pass-through arrangement is recognized when the related solar energy systems are placed in service as the Company has completed its performance obligation to transfer ITCs to the funds investors at that time. The fund investors contributed cash to the investment fund during the installation process as payment for the ITCs. The transaction price for the ITCs was estimated using the tax credit rate of 30% times the fair market value of the solar energy systems that were placed into service in the lease pass-through fund. All of the related solar energy systems were placed in service and all related revenue would have been recognized prior to September 30, 2016 under Topic 606. Prior to the adoption of Topic 606, the Company recognized this revenue evenly over the five-year ITC recapture period. The Company adopted Topic 606 on a modified retrospective basis with a cumulative adjustment to retained earnings as of January 1, 2018. As all ITC sales revenue would have been recognized prior to September 30, 2016 under Topic 606, there was no deferred revenue related to ITC sales as of March 31, 2018. See Note 2—Summary of Significant Accounting Policies.

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

The lease pass-through financing obligation is nonrecourse. As of March 31, 2018, the Company had recorded financing liabilities of $5.8 million related to this fund arrangement, which was the lease pass-through financing obligation recorded in other liabilities. As of December 31, 2017, the Company had recorded financing liabilities of $32.1 million related to this fund arrangement, of which $26.4 million was deferred revenue and $5.8 million was the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of March 31, 2018, the Company has not made any payments under these guarantees.

From time to time, the Company incurs penalties for non-performance, which non-performance may include delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $10.0 million during the three months ended March 31, 2018. As of March 31, 2018, the Company accrued an estimated $1.9 million in distributions to reimburse fund investors.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of March 31, 2018 and December 31, 2017, which is classified as restricted cash and cash equivalents.

13.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	March 31,	December 31,
	2018	2017
Shares available for grant under equity incentive plans	16,333	12,774
Restricted stock units issued and outstanding	7,142	6,688
Stock options issued and outstanding	4,199	3,837
Long-term incentive plan	2,706	2,706
Total	30,380	26,005

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2017	$122,444
Contributions from redeemable non-controlling interests	42,771
Distributions to redeemable non-controlling interests	(2,093)
Net loss	(33,015)
Balance as of March 31, 2018	$130,107

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2017	$780,951	$80,115	$861,066
Cumulative-effect adjustment from adoption of new ASUs	(473,828)	—	(473,828)
Stock-based compensation expense	2,969	—	2,969
Issuance of common stock	207	—	207
Distributions to non-controlling interests	—	(7,093)	(7,093)
Total other comprehensive income	3,471	—	3,471
Net loss	(12,976)	(15,393)	(28,369)
Balance as of March 31, 2018	$300,794	$57,629	$358,423

Accumulated Other Comprehensive Income

The changes in AOCI are related to the Company’s cash flow hedges. The changes in AOCI, net of tax, were as follows (in thousands):

Accumulated
Other
Comprehensive
Income
Balance as of December 31, 2017	$6,905
Cumulative-effect adjustment from adoption of new ASUs	3,318
Other comprehensive income before reclassifications	3,749
Less: Amounts reclassified from AOCI	278
Balance as of March 31, 2018	$13,694

Redeemable Non-Controlling Interests and Non-Controlling Interests

Seven of the investment funds include a right for the non-controlling interest holder to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund (each, a “Put Option”). The purchase price for the fund investor’s interest in the seven investment funds under the Put Options is the greater of fair market value at the time the option is exercised and a specified amount, ranging from $2.1 million to $4.1 million. The Put Options for these seven investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. None of the Put Options are expected to become exercisable prior to 2021.

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

As of March 31, 2018, a total of 16.3 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.6 million shares became available to grant in January 2018 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the three months ended March 31, 2018 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2017	3,837	$2.01		$8,522
Granted	517	3.15
Exercised	(155)	1.34
Cancelled	—	—
Outstanding—March 31, 2018	4,199	$2.17	7.1	$6,938
Options vested and exercisable—March 31, 2018	1,902	$1.71	5.9	$4,235

RSUs

RSU activity for the three months ended March 31, 2018 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2017	6,688	$3.20
Granted	613	3.26
Vested	(75)	6.35
Forfeited	(84)	3.23
Outstanding at March 31, 2018	7,142	$3.17

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$274	$281
Sales and marketing	831	992
General and administrative	1,820	2,514
Research and development	44	135
Total stock-based compensation	$2,969	$3,922

Unrecognized stock-based compensation expense for time-based stock options and RSUs as of March 31, 2018 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$10,756	1.7
Time-based stock options	2,547	1.8
Total unrecognized stock-based compensation expense	$13,303

The preceding table does not include $1.3 million of unrecognized stock-based compensation expense related to RSUs with performance conditions that the Company has determined are not probable of being achieved.

15.	Income Taxes

The income tax expense for the three months ended March 31, 2018 and 2017 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (43.6)% and (20.4)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2018 and 2017 were primarily attributable to the net effects of adopting ASU 2016-16, non-controlling interests and redeemable non-controlling interests, federal investment tax credits and the TCJA reducing the federal corporate income tax rate from 35% to 21% beginning in 2018.

The TCJA made significant changes to the U.S. tax code, which include, but are not limited to, a reduced U.S. federal corporate tax rate, a provision that limits the amount of deductible interest expense, full expensing of acquired property, limitations on the utilization of net operating loss carryforwards, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, and the tax year of income inclusion.

The Company recorded a provisional net tax benefit of $187.5 million related to the remeasurement of its deferred tax balances to reflect the corporate rate reduction in the period ended December 31, 2017. Although the Company is able to make a reasonable estimate of the impacts of the TCJA, it continues to analyze the temporary differences that existed on the date of enactment and the other previously mentioned provisions that come into effect for tax years starting after 2017 to determine if these items would impact the effective tax rate. The impact of the TCJA may differ from the Company’s estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the TCJA.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. With the adoption of ASU 2016-16, the Company now accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur. Prior to the adoption of ASU 2016-16, any tax expense incurred related to these intra-entity sales was deferred and amortized over the estimated useful life of the underlying solar energy systems, which was estimated to be 30 years. Accordingly, the Company had recorded a prepaid tax asset, net, of $505.9 million as of December 31, 2017, which was removed as of January 1, 2018 when the Company adopted ASU 2016-16. See Note 2—Summary of Significant Accounting Policies.

Uncertain Tax Positions

As of March 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits. There was no interest or penalties accrued for any uncertain tax positions as of March 31, 2018 and December 31, 2017. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. The U.S. and state jurisdictions in which the Company operates have statutes of limitations that generally range from three to four years. The Company’s federal, state and local income tax returns starting with the 2014 tax year are subject to audit. The Company’s 2013 income tax returns for two states are also subject to audit.

16.	Related Party Transactions

The Company’s condensed consolidated statements of operations included the following related party transactions (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue—operating leases and incentives	$—	$398
Sales and marketing	701	698
General and administrative	—	75

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint, Inc. (“Vivint”). Some of those agreements related to the Company’s use of certain of Vivint’s information technology and infrastructure services; however, the Company stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ former marketing and customer relations agreement. The Company and Vivint also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement. The Company incurred fees under agreements with Vivint of $1.0 million and $0.7 million for the three months ended March 31, 2018 and 2017, which reflect the amount of services provided by Vivint on behalf of the Company.

Payables to Vivint recorded in accounts payable—related party were $0.5 million and $0.2 million as of March 31, 2018 and December 31, 2017. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $4.7 million and $6.6 million as of March 31, 2018 and December 31, 2017. The Company provided a reserve of $1.1 million and $1.0 million as of March 31, 2018 and December 31, 2017 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.1 million and $1.2 million as of March 31, 2018 and December 31, 2017, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $3.9 million and $4.3 million for the three months ended March 31, 2018 and 2017.

Letters of Credit

As of March 31, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts and under the 2016 Term Loan Facility for $12.1 million related to the debt service reserve for the 2016 Term Loan Facility. See Note 10—Debt Obligations.

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

In March 2016, the Company filed suit in the Court of Chancery State of Delaware against SunEdison and SEV Merger Sub Inc. alleging that SunEdison willfully breached its obligations under the Merger Agreement pursuant to which the Company was to be acquired and breached its implied covenant of good faith and fair dealing. In April 2016, SunEdison filed for Chapter 11 bankruptcy, which stayed prosecution of the Company’s litigation in the Delaware court. In September 2016, the Company submitted a proof of claim in the bankruptcy case for an unsecured claim in the initial amount of $1.0 billion, which was subject to dispute, for damages for breach of the Merger Agreement. In April 2018, the Company reached a settlement with the litigation trustee in the bankruptcy case under which the Company’s claim will be allowed in the amount of $590.0 million. This settlement resolves both the lawsuit in the Delaware Chancery Court and the dispute about the amount of the Company’s unsecured creditor claim in the bankruptcy. In April 2018, the Company received an initial distribution of $2.1 million and expects to receive further distributions as assets are distributed to unsecured creditors under the court-approved plan of reorganization in the SunEdison bankruptcy case. While the exact amount to be distributed for this claim is unknown at this time, the payout is expected to be a small fraction of the $590.0 million claim.

In March 2018, the New Mexico Attorney General’s office filed an action against the Company and several of its officers alleging violation of state consumer protection statutes and other claims. The Company disputes the allegations in the lawsuit and intends to defend itself in the action. The Company is unable to estimate a range of loss, if any, were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In November 2016, a customer of the Company filed a putative class action lawsuit in Superior Court in Alameda County, California, purportedly on behalf of all customers of a particular Company sales representative in California, claiming that the representative’s sales practices were improper under California consumer protection law. The Company moved to dismiss that action to compel arbitration. In March 2017, the original plaintiff filed an amended complaint adding an additional plaintiff, purporting to expand the proposed class to include all customers who are eligible for the California Alternate Rates for Energy program, and adding claims of misconduct in the Company’s sales practices apart from the individual representative identified in the original complaint. The Company moved to compel arbitration of the new plaintiff’s claims as well. The Company disputed the allegations in both the original and amended complaints. In January 2018, the parties reached a settlement with the two individual plaintiffs. Under the settlement, in addition to certain changes to its sales process and immaterial compensation payments to the individual plaintiffs, the Company agreed to pay attorneys’ fees in an amount that has yet to be determined but is expected to be immaterial to the Company’s results of operations.

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

18.	Basic and Diluted Net (Loss) Income Per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss attributable) income available per share to common stockholders for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net (loss attributable) income available to common stockholders	$(12,976)	$13,292
Denominator:
Shares used in computing net (loss attributable) income available per share to common stockholders, basic	115,155	110,765
Weighted-average effect of potentially dilutive shares to purchase common stock	—	5,633
Shares used in computing net (loss attributable) income available per share to common stockholders, diluted	115,155	116,398
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.11)	$0.12
Diluted	$(0.11)	$0.11

For the three months ended March 31, 2018, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period. For the three months ended March 31, 2017, 0.8 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive.

19.	Subsequent Events

Investment Fund

In April 2018, a wholly owned subsidiary of the Company entered into an investment fund arrangement with a new fund investor. The total commitment under the investment fund arrangement is $101.0 million. The Company’s wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to the Company’s wholly owned subsidiary once certain conditions have been met. The purchase price for the fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised. The Company has not yet completed its assessment of whether the investment fund arrangement is a VIE.

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

Of the 40.4 megawatts installed in the three months ended March 31, 2018, approximately 82% were installed under PPAs and Solar Leases and 18% were installed under System Sales.

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

We have determined that we are the primary beneficiary in these partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statements of operations, may create significant volatility in our reported results of operations, including potentially changing net (loss attributable) income available to common stockholders from loss to income, or vice versa, from quarter to quarter.

Recent Developments

Investment Fund

In April 2018, our wholly owned subsidiary entered into an investment fund arrangement with a new fund investor. The total commitment under the investment fund arrangement is $101.0 million. Our wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to our wholly owned subsidiary once certain conditions have been met. The purchase price for the fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised. We have not yet completed our assessment of whether the investment fund arrangement is a VIE.

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

•

Megawatts installed. Megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on customers’ premises in the period. Cumulative megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on customers’ premises.

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

	Three Months Ended
	March 31,
	2018	2017
Solar energy system installations	5,813	6,581
Megawatts installed	40.4	45.8

Solar energy system installations and megawatts installed have decreased for the three months ended March 31, 2018 compared to the prior period due in part to our taking a disciplined approach to install solar energy systems more profitably, slowing growth in the residential solar market, as well as increased competition. Our focus on profitability has included increasing System Sales, increasing prices in certain markets and moving employees to more profitable markets, which has contributed to the decreases in solar energy system installations and megawatts installed.

	March 31,	December 31,
	2018	2017
Cumulative solar energy system installations	132,643	126,830
Cumulative megawatts installed	905.3	864.9
Estimated nominal contracted payments remaining (in millions)	$3,128.2	$3,021.6
Estimated retained value under energy contracts (in millions)	$1,295.7	$1,238.0
Estimated retained value of renewal (in millions)	$396.6	$377.1
Estimated retained value (in millions)	$1,692.3	$1,615.1
Estimated retained value per watt	$2.02	$2.00

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

Effective January 1, 2018, we adopted the following Accounting Standards Updates, or ASUs:

•

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, provides guidance for recognizing revenue related to customer contracts not covered by lease or other GAAP requirements. This guidance was adopted using the modified retrospective method. The adoption of Topic 606 resulted in a decrease in revenue of $2.4 million for the three months ended March 31, 2018 and a cumulative adjustment to retained earnings, net of tax, as of January 1, 2018 of $19.2 million.

•

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, requires that the tax effect of intra-entity transfers of assets other than inventory be recognized upon transfer of the asset. This guidance was adopted using the modified retrospective method. The adoption of ASU 2016-16 resulted in a cumulative adjustment to retained earnings of $493.1 million and to deferred tax liability, net, of $12.8 million as of January 1, 2018.

•

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, or ASU 2018-02, permits stranded tax effects caused by the Tax Cuts and Jobs Act, or TCJA, to be reclassified from accumulated other comprehensive income, or AOCI, to retained earnings. Effective January 1, 2018, we reclassified tax effects of approximately $1.5 million to retained earnings.

•

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12, made targeted improvements to accounting for hedge activities by easing certain documentation and assessment requirements and eliminating the requirement to separately measure and report hedge ineffectiveness. This update was adopted using a modified retrospective method. The net amount recorded to retained earnings as a result of adopting ASU 2017-12 was approximately $1.8 million.

•

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), or ASU 2016-18, clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statement of cash flows. This update was applied retrospectively, resulting in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statements of cash flows.

See Note 2—Summary of Significant Accounting Policies for additional details on each of these ASUs.

There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2018 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Components of Results of Operations

Revenue

Operating Leases and Incentives.     We classify and account for our PPAs as operating leases and recognize revenue from these contracts based on the actual amount of power generated at rates specified under the contracts. We also classify and account for our Solar Leases, which include performance guarantees, as operating leases, and recognize revenue from these contracts on a straight-line basis over the lease term.

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

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily includes revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue from System Sales increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. However, we expect System Sales to decline as a percentage of total installations in 2018 compared to 2017. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Operating leases and other incentives	$23,123	$19,406
SREC sales	7,991	8,602
ITC revenue	—	2,381
Total operating leases and incentives	31,114	30,389

System Sales	36,764	22,074
Photovoltaic installation products	372	510
SREC sales	—	141
Total solar energy system and product sales	37,136	22,725
Total revenue	$68,250	$53,114

Operating Expenses

Cost of Revenue—Operating Leases and Incentives.     Cost of revenue—operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of operating leases and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In 2018, we expect the cost of operating leases and incentives revenue will increase in absolute dollars compared to 2017 primarily due to depreciation associated with additional solar energy systems being placed in service.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In 2018, we expect our margins related to our solar energy system and product sales will be relatively consistent compared to 2017.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In 2018, we expect sales and marketing costs will increase in absolute dollars compared to 2017.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In 2018, we expect research and development costs will decrease in absolute dollars compared to 2017.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In 2018, we expect general and administrative expenses will remain consistent in absolute dollars compared to 2017.

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

Other (Income) Expense, net.     Other (income) expense, net primarily consists of changes in fair value for our interest rate swaps not designated as hedges.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net (Loss Attributable) Income Available to Common Stockholders

We determine the net (loss attributable) income available to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of March 31, 2018, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Revenue:
Operating leases and incentives	$31,114	$30,389
Solar energy system and product sales	37,136	22,725
Total revenue	68,250	53,114
Cost of revenue:
Cost of revenue—operating leases and incentives	38,687	35,070
Cost of revenue—solar energy system and product sales	26,045	18,665
Total cost of revenue	64,732	53,735
Gross profit (loss)	3,518	(621)
Operating expenses:
Sales and marketing	11,125	8,818
Research and development	486	896
General and administrative	19,851	20,579
Amortization of intangible assets	136	140
Total operating expenses	31,598	30,433
Loss from operations	(28,080)	(31,054)
Interest expense	16,922	14,721
Other (income) expense, net	(2,261)	276
Loss before income taxes	(42,741)	(46,051)
Income tax expense	18,643	9,401
Net loss	(61,384)	(55,452)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(48,408)	(68,744)
Net (loss attributable) income available to common stockholders	$(12,976)	$13,292

Comparison of Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended
	March 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Revenue:
Operating leases and incentives	$31,114	$30,389	$725
Solar energy system and product sales	37,136	22,725	14,411
Total revenue	$68,250	$53,114	$15,136

Operating Leases and Incentives. The $0.7 million increase was due in part to a $3.5 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 21%. This increase was partially offset by a decrease in ITC revenue of $2.4 million due to the adoption of new accounting pronouncements effective January 1, 2018.

Solar Energy System and Product Sales. The $14.4 million increase was primarily due to a significant increase in solar energy systems placed in service under System Sales.

Cost of Revenue

	Three Months Ended
	March 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$38,687	$35,070	$3,617
Cost of revenue—solar energy system and product sales	26,045	18,665	7,380
Total cost of revenue	$64,732	$53,735	$10,997

Cost of Revenue—Operating Leases and Incentives. The $3.6 million increase was due in part to a $2.6 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service and a $2.0 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service. These increases were partially offset by a $1.0 million decrease in facility, warehouse and other building costs.

Cost of Revenue—Solar Energy System and Product Sales. The $7.4 million increase reflected the higher volume of System Sales.

Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Operating expenses:
Sales and marketing	$11,125	$8,818	$2,307
Research and development	486	896	(410)
General and administrative	19,851	20,579	(728)
Amortization of intangible assets	136	140	(4)
Total operating expenses	$31,598	$30,433	$1,165

Sales and Marketing. The $2.3 million increase was primarily due to a $1.7 million increase in compensation and benefits resulting from an increase in inside sales, marketing and corporate sales employee headcount and a $0.6 million increase in marketing and brand awareness activities.

Research and Development. The $0.4 million decrease was primarily due to a decrease in compensation and benefits resulting from a decrease in research and development headcount.

General and Administrative. The $0.7 million decrease was primarily due to a decrease in stock-based compensation due to awards that vested and are no longer being expensed.

Non-Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Interest expense	$16,922	$14,721	$2,201
Other (income) expense, net	(2,261)	276	(2,537)

Interest Expense. Interest expense increased $2.2 million primarily due to additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other (Income) Expense, net. The $2.5 million change from other expense to other income was primarily due to unrealized net gains related to our derivative financial instruments that were recognized during 2018.

Income Taxes

	Three Months Ended
	March 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Income tax expense	$18,643	$9,401	$9,242

The $9.2 million increase in income tax expense was primarily attributable to a net $10.6 million additional expense as a result of adopting ASU 2016-16, a $4.0 million decrease in income tax credits, and a tax-effected $2.8 million reduced loss before income taxes. These increases in income tax expense were partially offset by $4.3 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests, and $3.6 million associated with the federal income tax rate being reduced from 35% to 21%.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	March 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(48,408)	$(68,744)	$20,336

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168(k). These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $20.3 million decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to lower volumes of solar energy systems installed and placed in service under PPA and Solar Lease agreements compared to the same period in 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $78.5 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. Additional details regarding our existing credit facilities are included in the consolidated financial statements and accompanying notes included in our annual report on Form 10-K dated as of March 7, 2018. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations. In April 2018, our wholly owned subsidiary entered into an investment fund arrangement with a new fund investor. The total commitment under the investment fund arrangement is $101.0 million.

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

Sources of Funds

Investment Fund Commitments

As of April 30, 2018, we had raised 23 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.6 billion. The undrawn committed capital for these funds as of April 30, 2018 is approximately $146.7 million, which we estimate will fund approximately 82 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of March 31, 2018 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
2017 Term loan facility	$194,873	$—	6.0%	January 2035
2016 Term loan facility(1)	283,566	—	4.6	August 2021
Subordinated HoldCo facility	197,125	—	9.7	March 2020
Credit agreement	1,295	—	6.5	February 2023
Revolving lines of credit
Aggregation facility	175,000	200,000	4.8	September 2020
Working capital facility(2)	136,500	—	5.1	March 2020
Total debt	$988,359	$200,000

(1)	The interest rate of this facility is partially hedged to an effective interest rate of 4.0% for $260.1 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(2)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at March 31, 2018.

Revenue from Operations

In the three months ended March 31, 2018, we generated $31.1 million in revenue from operating leases and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $31.5 million related to System Sales for the three months ended March 31, 2018. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Net cash (used in) provided by:	(In thousands)
Operating activities	$(14,171)	$3,398
Investing activities	(71,473)	(75,247)
Financing activities	56,945	145,497
Net (decrease) increase in cash and cash equivalents, including restricted amounts	$(28,699)	$73,648

Operating Activities

In the three months ended March 31, 2018, we had a net cash outflow from operations of $14.2 million. This was primarily due to outflows of $23.4 million from our net loss excluding noncash and non-operating items. These outflows were partially offset by $9.2 million of inflows from changes in working capital.

Investing Activities

In the three months ended March 31, 2018, we used $71.5 million for investing activities primarily due to $72.2 million in costs associated with the design, acquisition and installation of solar energy systems. These outflows were partially offset by $0.8 million in proceeds from disposals of property and equipment.

Financing Activities

In the three months ended March 31, 2018, we generated $56.9 million from financing activities, of which $42.8 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds and $40.0 million represented proceeds from long-term debt. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $18.1 million and repayments of long-term debt of $7.7 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2017 are set forth in the following table. Material changes that have occurred during the three months ended March 31, 2018 are included in the footnotes to the table.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt(1)	$13,939	$491,052	$283,876	$167,240	$956,107
Interest payments related to long-term debt(2)	54,611	86,841	28,233	69,434	239,119
Distributions payable to non-controlling interests and redeemable non-controlling interests(3)	16,437	—	—	—	16,437
Capital lease obligations and interest	4,457	1,687	—	—	6,144
Operating lease obligations	11,161	15,616	18,543	73,090	118,410
Total	$100,605	$595,196	$330,652	$309,764	$1,336,217

(1)

Does not include additional borrowings and repayments during the three months ended March 31, 2018, which resulted in a net $32.3 million increase in principal borrowings. These borrowings included the following activity: under the Aggregation Facility maturing in September 2020, we incurred $40.0 million of principal borrowings; under the 2016 Term Loan Facility maturing in August 2021, we reduced principal borrowings by $4.4 million; under the 2017 Term Loan Facility maturing in January 2035, we reduced principal borrowings by $2.9 million; and under the Subordinated HoldCo Facility maturing in March 2020, we reduced principal borrowings by $0.5 million. For additional information, see Note 10—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the three months ended March 31, 2018, which for payments due in less than one year increased $2.9 million, payments due in one to three years increased $4.7 million, payments due in three to five years decreased $0.2 million and payments due in more than five years decreased $1.0 million.

(3)	During the three months ended March 31, 2018, distributions payable to non-controlling interests and redeemable non-controlling interests decreased by $8.9 million.

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

As of March 31, 2018, we had cash and cash equivalents of $78.5 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of March 31, 2018, interest on our floating-rate debt facilities accrued at a weighted-average rate of approximately 6.7%. A hypothetical 10% increase in the interest rates on our floating-rate debt facilities would have increased our interest expense by approximately $0.9 million for the three months ended March 31, 2018.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments, or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of April 30, 2018, we had raised 23 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.6 billion. The undrawn committed capital for these funds as of April 30, 2018 is approximately $146.7 million, which we estimate will fund approximately 82 megawatts of future deployments.

The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors’ commitments, we have in the past incurred and may in the future incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee.

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

A reduction in utility electricity costs would make PPAs or Solar Leases less economically attractive to customers on a monthly basis and would increase the time to break even for our System Sales customers. If the cost of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited. In addition, from time to time we have increased our pricing in certain markets, which may negatively impact our competitiveness.

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

In the United States, governments and the state public service commissions that determine utility rates continually modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, in certain of our regions, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as movement to a flat rate, would make our current products less competitive with the price of electricity from the power grid. Other regulatory revisions that could impact the competitiveness of our product include moving from a retail rate to a time-of-use compensation mechanism, imposition of fixed demand or grid-service charges, or limitations on whether third-party owned systems are eligible for such programs. It is possible that changes such as these could have the effect of lowering the incentive for residential customers of investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reducing demand for our product. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient or nonexistent could make our solar energy system offerings less competitive and reduce demand for our offerings. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection processes have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and in the future could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities or alternative forms of distributed energy over residential rooftop solar energy could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess various fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, in California, investor owned utilities are allowed to impose a minimum $10 fixed charge on the monthly bill for residential customers that elect net metering and also impose new fees for interconnection and other non-bypassable charges. Such non-bypassable charges are being authorized by other public utilities commissions outside of California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

Finally, public service commissions may impose requirements on our business associated with our interactions with potential customers. On October 19, 2017, the Public Service Commission of the State of New York entered an order requiring changes to certain of our business practices. Other public service commissions could follow New York’s lead and impose requirements associated with consumer protection that could affect how we do business and acquire customers.

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

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy. Despite recent increases in solar module prices due to the recently announced tariffs, industry experts indicate that solar panel and raw material prices are generally expected to decline from current levels. However, it is possible they will not decline at the same rate as they have over the past several years or that they may increase. In addition, while the solar panel market has recently seen an increase in supply, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China; however, most of the manufacturing now takes place in other Asian countries, such as Malaysia and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured could affect our ability to purchase them on competitive terms, and access to specialized technologies could be restricted.

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

On January 22, 2018, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar modules. These tariffs are additive to the anti-dumping and countervailing duties imposed in 2014 and 2015. The tariff on imported solar modules will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect on February 7, 2018 and apply to imports from all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization.

While remedies the President imposed are less severe than the remedies requested by petitioners, the safeguard measures will likely increase our costs of solar modules and could have a significant impact on our system costs, business and prospects. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly, and it may be less economical for us to serve certain markets, which would adversely affect our operating results and growth prospects.

Lack of success in System Sales could negatively impact our operating results and cash flows.

In late 2015, we began offering to customers in select markets the option to purchase solar energy systems as System Sales. We historically offered our solar energy systems through PPAs or Solar Leases. System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 18% of total megawatts installed in the three months ended  March 31, 2018. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets and that solar energy system sales are expected to account for a larger percentage of total residential solar installations in the future. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems, or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $42.7 million and $46.1 million for the three months ended March 31, 2018  and 2017. In 2017, we recorded a large one-time non-cash tax benefit related to the implementation of the TCJA, which was enacted on December 22, 2017. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

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

We are subject to significant competition for the recruitment of sales personnel from other direct-selling companies and from other companies that sell solar energy systems in particular. Regional and district managers of our sales personnel are instrumental in recruiting, retaining and motivating our sales personnel. When managers have elected to leave us and join other companies, the sales personnel they supervise have often left with them. We may experience increased attrition in our sales personnel in the future, which may impact our results of operations and growth. The impact of such attrition could be particularly acute in those jurisdictions, such as California, where contractual non-competition agreements for service providers are not enforceable or are subject to significant limitations.

It is therefore continually necessary to innovate and enhance our direct-selling and service model as well as to recruit and retain new sales personnel. If we are unable to do so, our business could be adversely affected.

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

On October 19, 2017, the Public Service Commission of the State of New York entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The order, which is part of a broader proceeding before the Commission associated with regulating and overseeing distributed energy resource suppliers, is premised on the Commission’s determination that it has the jurisdiction to oversee our business, and businesses like ours, in the same way that it oversees public utilities. We have worked with the Solar Energy Industries Association, or SEIA, and others in the industry to petition the Commission for a rehearing on the order, specifically challenging its position that the statutes giving it the ability to regulate utilities also give it jurisdiction over us. Though New York’s Public Service Commission is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are following what is happening in New York and may take similar action depending on the outcome. If we were subject to the jurisdiction of public service commissions in the same or a similar way as public utilities, those commissions could take action that could materially affect our business operations.

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

Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to or make capital contributions to the fund that can be redirected to the fund investor such that it achieves the targeted return. These forgone distributions or capital contributions will generally occur if the fund investor has not achieved its targeted return prior to the target flip date of the investment fund. None of our investment funds have reached their target flip date at the current time and we anticipate that the first target flip date in which a fund investor is required to have achieved its targeted return is 2020.

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

As of March 31, 2018, we have entered into debt facilities through which we have $988.4 million in aggregate principal amounts outstanding and up to $200.0 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

Our business is concentrated in California, putting us at risk of region specific disruptions.

As of March 31, 2018, approximately 33% of our cumulative megawatts installed were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We have entered into multi-year agreements with certain of our major suppliers. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. As noted above, the U.S. government has imposed a 30% tariff (decreasing by 5% each year for four years) on imports of solar cells not partially or fully assembled into other products and a 30% tariff (decreasing by 5% each year for four years) on imported solar modules from most foreign countries. It is unclear what further actions the current U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other trade measures, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

We typically provide a workmanship warranty for periods of five to 20 years to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system, and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the PPA or Solar Lease with the covered customers. If our solar energy systems require an above-average number of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged in the event of a natural disaster beyond our control, such as an earthquake, tornado, wildfire, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance or other insurance policies with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

Product liability claims against us or accidents could result in adverse publicity and potentially significant monetary damages.

If our solar energy systems or other products were to injure someone, we could be exposed to product liability claims. In addition, it is possible that our products could cause property damage as a result of product malfunctions, defects, improper installation, fire or other causes. We rely on our general liability insurance to cover product liability claims. Any product liability claims we face could be expensive to defend and divert management’s attention. The successful assertion of product liability claims against us could result in potentially significant monetary damages, penalties or fines, increase our insurance rates, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our systems and other products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions to the industry as a whole and may have an adverse effect on our ability to attract new customers, thus affecting our growth and financial performance.

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

We have focused particular attention on growing our direct sales force, leading us in some instances to take on candidates who we later determined did not meet our standards. In addition, given our direct sales business model and the sheer number of interactions our sales and other personnel have with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with our company will be perceived as less than satisfactory. This has led to instances of customer complaints, some of which have affected our digital footprint on rating websites and social media platforms. If we cannot manage our hiring and training processes to avoid or minimize these issues to the extent possible, our reputation may be harmed and our ability to attract new customers would suffer.

Given our relationship with our sister company Vivint and the similarity in our names, customers may associate us with any problems experienced with Vivint, such as complaints with the Better Business Bureau. Because we have no control over Vivint, we cannot take remedial action to cure any issues Vivint has with its customers, and our brand and reputation may be harmed if we are mistaken for the same company.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 864.9 megawatts as of December 31, 2017 to 905.3 megawatts as of March 31, 2018, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

Our solar energy customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of March 31, 2018, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $3.6 million as of March 31, 2018, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

A failure to comply with laws and regulations relating to our interactions with current or prospective residential customers could result in negative publicity, claims, investigations and litigation, and adversely affect our financial performance.

Our business focuses on contracts and transactions with residential customers. We must comply with numerous federal, state and local laws and regulations that govern matters relating to our interactions with consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, door-to-door solicitation as well as specific regulations pertaining to sales and installations of solar energy systems. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith.

Several states in which we operate, including Arizona, California, Florida, Maryland, Nevada, New Mexico and Utah, have enacted new laws, and the Public Service Commission of New York has entered an order (as described above) that provides enhanced rights to customers solicited by way of direct sales, and requires increased disclosures and acknowledgements in any agreement governing the financing, sale or lease of distributed energy systems, such as our solar energy systems. Most of these new laws and regulations are specific to the solar industry and require changes to our contracts and processes. Some of the new laws have been enacted along with other changes to state law that further impact the residential solar industry. To the extent that other states enact further regulations applicable to our industry, we may be required to expend additional resources in order to modify our businesses practices to meet these regulatory requirements.

We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, members of the U.S. House of Representatives have sent letters to the Consumer Financial Protection Bureau and the Federal Trade Commission, or FTC, requesting that these agencies investigate the sales practices of companies providing solar energy system leases to residential consumers. In 2016, the FTC held a public workshop on competition and consumer protection issues relating to the residential solar industry, and we expect additional regulatory scrutiny of the industry at the state and federal levels. Additionally, in March 2018, the New Mexico Attorney General’s office filed an action against us and certain of our officers alleging violation of state consumer protection statutes. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if federal, state or other local regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of our products to residential consumers, responding to such investigation or complying with such regulations could divert management’s attention to our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers.

As another example, the Fannie Mae Selling Guide imposes certain requirements on the terms of solar power purchase agreements and leases as a condition of eligibility of home mortgages for sale to or securitization by Fannie Mae. These requirements include responsibility for damage to the real property, insurance requirements, and lender rights in the event of foreclosure. Such requirements, and possible future conditions impacting the ability of our customers to sell or refinance their homes impact the terms of our business, the terms on which we are able to obtain financing and could have an adverse effect on our business, financial condition and results of operations. Also, beginning in 2018, the Federal Housing Administration stopped providing mortgage insurance to homes with solar energy systems or other improvements financed through property accessed clean programs, or PACE.

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

Any actual or perceived unauthorized use or disclosure of, or access to, any personal information or other proprietary or confidential information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors, including Vivint, by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information were to occur or to be believed to have occurred, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations relating to unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

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

Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affected certain elements of our accounting for revenue and costs incurred to acquire contracts as we adopted this standard on January 1, 2018. Other companies in our industry may be affected differently by the adoption of Topic 606 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of our financial statements. See Note 2—Summary of Significant Accounting Policies for information about Topic 606.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to March 31, 2018, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

We could remain an “emerging growth company” until the earliest of (1) December 31, 2019, (2) the last day of the first fiscal year in which our annual gross revenue exceeds $1.1 billion, (3) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if we become a seasoned issuer and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

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

As of March 31, 2018, we had 115.3 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 11.3 million shares of common stock remained outstanding as of March 31, 2018, with 1.9 million of those shares being vested and exercisable as of March 31, 2018. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. During the month of May 2018, approximately 2.3 million restricted stock units are scheduled to vest and settle, which may increase the volume of our shares that would otherwise be sold during this time.

Stockholders owning an aggregate of 84.4 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements, and we registered an additional 12.9 million shares in March 2017. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us and their interests may conflict with ours or investors’ in the future.

As of March 31, 2018, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 71% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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
•

requiring our Sponsor to consent to certain actions, as described under the section of our 2018 Proxy Statement captioned “Related Party Transactions—Agreements with Our Sponsor,” for so long as our Sponsor, Summit Partners, Todd Pedersen and Alex Dunn or their respective affiliates collectively own, in the aggregate, at least 30% of our outstanding shares of common stock;

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

Item 5. Other Information

In recognition of the critical leadership that Dana Russell, our Chief Financial Officer and Executive Vice President, continues to provide the Company, the compensation committee of the Company’s Board of Directors approved on May 7, 2018: (1) a $1.0 million cash retention bonus, provided that one hundred percent (100%) of the cash retention bonus is repayable if, prior to March 6, 2019, Mr. Russell’s employment with the Company is terminated by the Company for “cause” or by him without “good reason” (as such terms are defined in his Executive Employment Agreement dated as of May 7, 2018) (a “Non-Qualifying Termination”); and (2) pursuant to the Company’s 2014 Equity Incentive Plan, the grant of 250,000 restricted stock units, provided that one hundred percent (100%) of the restricted stock units (whether vested or unvested) or the related cash proceeds from the sale of any portion of the restricted stock units (net of taxes) are repayable if, prior to March 6, 2020, a Non-Qualifying Termination occurs. The restricted stock units will vest twenty-five percent (25%) on June 6, 2018, September 6, 2018, December 6, 2018 and March 6, 2019. All equity award vesting is subject to Mr. Russell’s continued employment through the applicable vesting date. Mr. Russell’s employment arrangements with the Company remain otherwise unchanged.

Item 6. Exhibits

10.1+	Offer Letter, dated June 16, 2016, by and between the Company and Bryan Christiansen
10.2+	Involuntary Termination Protection Agreement, dated June 17, 2016, by and between the Company and Bryan Christiansen
10.3+	Letter Agreement, dated as of May 7, 2018, by and between the Company and Dana C. Russell
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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

VIVINT SOLAR, INC.

Date: May 8, 2018	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)