Form 10-Q
period 2018-06-30
Vivint Solar, Inc.
filed 2018-08-07
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, 118,599,228 shares of the registrant’s common stock were outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$174,006	$108,452
Accounts receivable, net	24,354	19,665
Inventories	13,135	22,597
Prepaid expenses and other current assets	25,620	34,049
Total current assets	237,115	184,763
Restricted cash and cash equivalents	66,694	46,486
Solar energy systems, net	1,784,800	1,673,532
Property and equipment, net	12,018	15,078
Intangible assets, net	595	862
Prepaid tax asset, net	—	505,883
Other non-current assets, net	28,064	37,325
TOTAL ASSETS(1)	$2,129,286	$2,463,929
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$44,435	$40,736
Accounts payable—related party	73	163
Distributions payable to non-controlling interests and redeemable non-controlling interests	10,114	16,437
Accrued compensation	18,015	20,992
Current portion of long-term debt	10,018	13,585
Current portion of deferred revenue	22,108	41,846
Current portion of capital lease obligation	2,758	4,166
Accrued and other current liabilities	26,090	29,675
Total current liabilities	133,611	167,600
Long-term debt, net of current portion	1,110,044	925,964
Deferred revenue, net of current portion	12,027	29,200
Capital lease obligation, net of current portion	957	1,599
Deferred tax liability, net	385,907	342,382
Other non-current liabilities	16,870	13,674
Total liabilities(1)	1,659,416	1,480,419
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	122,647	122,444
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 authorized, 118,477 shares issued and outstanding as of June 30, 2018; 1,000,000 authorized, 115,099 shares issued and outstanding as of December 31, 2017	1,185	1,151
Additional paid-in capital	567,372	559,788
Accumulated other comprehensive (loss) income	(3,185)	6,905
(Accumulated deficit) retained earnings	(258,899)	213,107
Total stockholders’ equity	306,473	780,951
Non-controlling interests	40,750	80,115
Total equity	347,223	861,066
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,129,286	$2,463,929

(1)

The Company’s assets as of June 30, 2018 and December 31, 2017 include $1,630.2 million and $1,516.2 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,577.1 million and $1,486.0 million as of June 30, 2018 and December 31, 2017; cash and cash equivalents of $29.2 million and $17.3 million as of June 30, 2018 and December 31, 2017; accounts receivable, net, of $14.4 million and $5.1 million as of June 30, 2018 and December 31, 2017; other non-current assets, net of $8.3 million and $6.8 million as of June 30, 2018 and December 31, 2017; and prepaid expenses and other current assets of $1.2 million and $1.0 million as of June 30, 2018 and December 31, 2017. The Company’s liabilities as of June 30, 2018 and December 31, 2017 included $26.5 million and $58.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $10.1 million and $16.4 million as of June 30, 2018 and December 31, 2017; deferred revenue of $10.8 million and $36.0 million as of June 30, 2018 and December 31, 2017; accrued and other current liabilities of $4.5 million as of June 30, 2018 and December 31, 2017; and other non-current liabilities of $1.1 million and $1.4 million as of June 30, 2018 and December 31, 2017. For further information see Note 12—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Operating leases and incentives	$54,765	$43,413	$85,879	$73,802
Solar energy system and product sales	26,033	29,582	63,169	52,307
Total revenue	80,798	72,995	149,048	126,109
Cost of revenue:
Cost of revenue—operating leases and incentives	41,366	33,763	80,053	68,833
Cost of revenue—solar energy system and product sales	18,990	22,831	45,035	41,496
Total cost of revenue	60,356	56,594	125,088	110,329
Gross profit	20,442	16,401	23,960	15,780
Operating expenses:
Sales and marketing	14,033	9,411	25,158	18,229
Research and development	511	895	997	1,791
General and administrative	21,879	20,301	41,730	40,880
Amortization of intangible assets	130	139	266	279
Total operating expenses	36,553	30,746	68,151	61,179
Loss from operations	(16,111)	(14,345)	(44,191)	(45,399)
Interest expense	11,336	16,838	28,258	31,559
Other (income) expense, net	(4,109)	715	(6,370)	991
Loss before income taxes	(23,338)	(31,898)	(66,079)	(77,949)
Income tax expense	35,352	5,156	53,995	14,557
Net loss	(58,690)	(37,054)	(120,074)	(92,506)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(76,806)	(42,034)	(125,214)	(110,778)
Net income available to common stockholders	$18,116	$4,980	$5,140	$18,272
Net income available per share to common stockholders:
Basic	$0.16	$0.04	$0.04	$0.16
Diluted	$0.15	$0.04	$0.04	$0.16
Weighted-average shares used in computing net income available per share to common stockholders:
Basic	116,650	112,351	115,907	111,562
Diluted	121,753	117,570	120,969	116,988

 See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income available to common stockholders	$18,116	$4,980	$5,140	$18,272
Other comprehensive loss:
Unrealized (losses) gains on cash flow hedging instruments (net of tax effect of $(223), $(727), $1,171 and $(745))	(602)	(1,087)	3,147	(1,115)
Less: Interest income (expense) on derivatives recognized into earnings (net of tax effect of $6,058, $3, $6,161 and $(57))	16,277	4	16,555	(86)
Total other comprehensive loss	(16,879)	(1,083)	(13,408)	(1,201)
Comprehensive income (loss)	$1,237	$3,897	$(8,268)	$17,071

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,074)	$(92,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,174	29,039
Amortization of intangible assets	266	279
Deferred income taxes	54,173	65,255
Stock-based compensation	6,781	7,252
Loss on solar energy systems and property and equipment	3,025	3,766
Non-cash interest and other expense	13,656	5,311
Reduction in lease pass-through financing obligation	(2,164)	(1,995)
(Gains) losses on interest rate swaps	(1,279)	993
Changes in operating assets and liabilities:
Accounts receivable, net	(4,689)	(9,015)
Inventories	9,462	(4,856)
Prepaid expenses and other current assets	8,276	21,373
Prepaid tax asset, net	—	(43,106)
Other non-current assets, net	(6,613)	(6,025)
Accounts payable	1,898	(115)
Accrued compensation	(2,329)	(2,022)
Deferred revenue	(10,514)	6,669
Accrued and other liabilities	(1,915)	6,279
Net cash used in operating activities	(18,866)	(13,424)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(146,247)	(145,033)
Payments for property and equipment	(65)	(633)
Proceeds from disposals of solar energy systems and property and equipment	1,843	1,100
Net cash used in investing activities	(144,469)	(144,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	108,287	115,514
Distributions paid to non-controlling interests and redeemable non-controlling interests	(28,558)	(22,480)
Proceeds from long-term debt	876,000	273,750
Payments on long-term debt	(689,320)	(159,304)
Payments for debt issuance and deferred offering costs	(17,715)	(13,410)
Proceeds from lease pass-through financing obligation	1,497	1,487
Principal payments on capital lease obligations	(1,931)	(2,343)
Proceeds from issuance of common stock	837	233
Net cash provided by financing activities	249,097	193,447
NET INCREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	85,762	35,457
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	154,938	123,439
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$240,700	$158,896
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(6,323)	$(6,721)
Costs of solar energy systems included in changes in accounts payable, accounts payable—related party, accrued compensation and accrued and other liabilities	$(119)	$(6,335)
Vehicles acquired under capital leases	$619	$369
Receivable for state tax credits recorded as a reduction to solar energy system costs	$9	$87

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 7, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other interim period or other future year.

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

The Company has analyzed the impact of Topic 606 on System Sales and other product sales and has concluded that the revenue recognition associated with these product sales did not change in the condensed consolidated financial statements. The Company will continue to show this revenue stream as solar energy system and product sales in the condensed consolidated statement of operations. The Company’s principal performance obligation for System Sales is to design and install a solar energy system that is interconnected to the local power grid and granted permission to operate to the customer. When the solar energy system has been granted permission to operate, the customer retains all of the significant risks and rewards of ownership of the solar energy system. For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed in service. The Company collects cash during the installation process and recognizes revenue for System Sales and other product sales at the placed in-service date or product delivery date less any revenue allocated to monitoring services. The Company allocates a portion of the transaction price to the monitoring services by estimating the fair market price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of June 30, 2018 and December 31, 2017, the Company had allocated deferred revenue of $2.7 million and $2.1 million to monitoring services that will be recognized over the term of the monitoring services. All costs to obtain and fulfill contracts associated with System Sales and other product sales are expensed as a cost of revenue when the Company has fulfilled its performance obligation and the products have been placed into service or delivered to the customer.

The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has concluded that revenue related to the sale of ITCs through its lease pass-through arrangement is recognized when the related solar energy systems are placed in service as the Company has completed its performance obligation to transfer ITCs to the fund investors at that time. The fund investors contributed cash to the investment fund during the installation process as payment for the ITCs. The transaction price for the ITCs was estimated using the tax credit rate of 30% multiplied by the fair market value of the solar energy systems that were placed into service in the lease pass-through fund. All of the related solar energy systems were placed in service and all related revenue would have been recognized prior to September 30, 2016 under Topic 606. Prior to the adoption of Topic 606, the Company recognized this revenue evenly over the five-year ITC recapture period. This earlier recognition of the ITC lease pass-through revenue decreased revenue for the three and six months ended June 30, 2018 by $0.9 million and $3.2 million and would have decreased revenue for the three and six months ended June 30, 2017 by $0.9 million and $3.2 million. As all ITC sales revenue would have been recognized prior to September 30, 2016 under Topic 606, there is no deferred revenue related to ITC sales recorded after the adoption date of January 1, 2018, and there would have been no deferred revenue as of December 31, 2017. As shown below, the cumulative adjustment related to ITC revenue recognized into retained earnings, net of tax, as of January 1, 2018 was $19.2 million.

As noted above, the Company adopted Topic 606 on a modified retrospective basis. However, if the Company adjusted the comparative period to reflect the adoption of Topic 606, the following adjustments would have been made to the condensed consolidated statement of operations for the three and six months ended June 30, 2017 (in thousands, except per share data):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously	Revenue		As Previously	Revenue
	Reported	Adjustment	As Adjusted	Reported	Adjustment	As Adjusted
Revenue	$72,995	$(865)	$72,130	$126,109	$(3,229)	$122,880
Income tax expense	5,156	(234)	4,922	14,557	(875)	13,682
Net income available to common shareholders	4,980	(631)	4,349	18,272	(2,354)	15,918
Diluted earnings per share	0.04	(0.01)	0.03	0.16	(0.02)	0.14

Additionally, the following adjustments would have been made to the condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	As Previously	Revenue
	Reported	Adjustment	As Adjusted
Current portion of deferred revenue	$41,846	$(7,707)	$34,139
Deferred revenue, net of current portion	29,200	(18,690)	10,510
Deferred tax liability, net	342,382	7,160	349,542

Retained earnings	213,107	(19,237)	193,870

Income Taxes

The Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), effective January 1, 2018 using the modified retrospective method by removing the prepaid tax asset, net and recording a cumulative adjustment to retained earnings of $493.1 million and to deferred tax liability, net of $12.8 million as of January 1, 2018. As such, only the current periods presented in the Company’s condensed consolidated statements of operations have been reported using the new accounting standard. The Company now accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.

The adoption of ASU 2016-16 had the following effect on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2018 (in thousands, except per share data):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Pre-Adoption	Effect of		Pre-Adoption	Effect of
	Accounting	Adoption	As Reported	Accounting	Adoption	As Reported
Income tax expense	$18,598	$16,754	$35,352	$24,379	$29,616	$53,995
Net loss	(41,936)	(16,754)	(58,690)	(90,458)	(29,616)	(120,074)
Net loss attributable to common shareholders	34,870	(16,754)	18,116	34,756	(29,616)	5,140
Basic earnings per share	0.30	(0.14)	0.16	0.30	(0.26)	0.04
Diluted earnings per share	0.29	(0.14)	0.15	0.29	(0.25)	0.04

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

Restricted Cash

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the six months ended June 30, 2017 to include restricted cash balances from those periods.

Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-10 and ASU 2018-11, which clarify aspects of the guidance in ASU 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities and early adoption is permitted. The amendments are required to be applied using a modified retrospective approach. However, ASU 2018-11 provides an additional transition method under which an entity will apply the updates in ASU 2016-02 as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. Under this additional transition method, periods ending prior to January 1, 2019 will be presented in accordance with ASC 840, and periods ending after January 1, 2019 will be presented in accordance with ASC 842. The Company will adopt this standard effective January 1, 2019 and plans to utilize the transition method permitted by ASU 2018-11. The Company has operating leases that will be affected by this update and the Company is still evaluating the full impact on its condensed consolidated financial statements and related disclosures. The impact is not expected to be significant to the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payments to nonemployees. Under current guidance, the measurement date for nonemployee equity awards is not established until the nonemployee’s performance is complete. This update states that the measurement date for nonemployee equity awards will now be established at the grant date. This amendment is effective for annual periods beginning after December 15, 2018 and is applied through a modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company has outstanding nonemployee equity awards that will be affected by this update. The impact to the Company will not be known until the date of adoption, as it will depend on the Company’s stock price on the adoption date. However, the Company currently marks all nonemployee awards to market at each reporting period and as such, the impact is not expected to be significant.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Interest rate swaps	$—	$4,370	$—	$4,370

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,028	$—	$14,028

Financial Liabilities
Interest rate swaps	$—	$1,280	$—	$1,280

The interest rate swaps (Level 2) were valued using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. During the six months ended June 30, 2018, the Company settled the interest rate swaps associated with its 2016 Term Loan Facility and Aggregation Facility. The settlement of the interest rate swaps on the 2016 Term Loan Facility, which were designated as hedges, resulted in a $22.5 million realized gain that was recorded as a reduction to interest expense. The settlement of the interest rate swaps on the Aggregation Facility, which were not designated as hedges, resulted in a $2.0 million realized gain that was recorded as other income.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$481,500	$481,500	$757,044	$757,044
Fixed-rate long-term debt	661,286	684,532	199,063	238,618
Total	$1,142,786	$1,166,032	$956,107	$995,662

The Company’s outstanding principal balance of long-term debt is carried at cost. The Company estimated the fair values of its floating-rate debt facilities to approximate their carrying values as interest accrues at floating rates based on market rates. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for corporate debt with similar terms.

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Solar energy systems held for sale	$12,113	$21,971
Photovoltaic installation products	1,022	626
Total inventories	$13,135	$22,597

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
System equipment costs	$1,540,791	$1,437,419
Initial direct costs related to solar energy systems	375,759	336,136
	1,916,550	1,773,555
Less: Accumulated depreciation and amortization	(161,124)	(129,640)
	1,755,426	1,643,915
Solar energy system inventory	29,374	29,617
Solar energy systems, net	$1,784,800	$1,673,532

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $16.1 million and $13.7 million for the three months ended June 30, 2018 and 2017. The Company recorded depreciation and amortization expense related to solar energy systems of $31.5 million and $26.5 million for the six months ended June 30, 2018 and 2017.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2018	2017
Vehicles acquired under capital leases	3-5 years	$11,403	$15,113
Leasehold improvements	1-12 years	12,301	15,071
Furniture and computer and other equipment	3 years	4,115	6,492
		27,819	36,676
Less: Accumulated depreciation and amortization		(15,801)	(21,598)
Property and equipment, net		$12,018	$15,078

The Company recorded depreciation and amortization expense related to property and equipment of $1.3 million and $2.1 million for the three months ended June 30, 2018 and 2017. The Company recorded depreciation and amortization expense related to property and equipment of $3.0 million and $4.5 million for the six months ended June 30, 2018 and 2017.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $0.6 million and $0.9 million was capitalized in solar energy systems, net for the three months ended June 30, 2018 and 2017. The Company capitalized depreciation on vehicles under capital leases of $1.3 million and $2.0 million in solar energy systems, net for the six months ended June 30, 2018 and 2017.

7.	Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cost:
Internal-use software	$1,199	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,086	2,201
Accumulated amortization:
Internal-use software	(964)	(872)
Developed technology	(291)	(258)
Trademarks/trade names	(89)	(79)
Customer relationships	(147)	(130)
Total accumulated amortization	(1,491)	(1,339)
Total intangible assets, net	$595	$862

The Company recorded amortization expense of $0.1 million for each of the three-month periods ended June 30, 2018 and 2017, which was included in amortization of intangible assets. The Company recorded amortization expense of $0.3 million for each of the six-month periods ended June 30, 2018 and 2017.

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll	$10,519	$13,064
Accrued commissions	7,496	7,928
Total accrued compensation	$18,015	$20,992

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Current portion of lease pass-through financing obligation	$4,985	$4,931
Accrued unused commitment fees and interest	4,775	7,445
Accrued professional fees	4,338	3,977
Sales, use and property taxes payable	2,967	3,046
Accrued workers' compensation	2,555	1,446
Accrued inventory	1,818	4,122
Workmanship accrual	1,404	1,359
Current portion of deferred rent	927	937
Other accrued expenses	2,321	2,412
Total accrued and other current liabilities	$26,090	$29,675

10.	Debt Obligations

Debt obligations consisted of the following as of June 30, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1	$466,000	$(62)	$(9,555)	$2,979	$453,404	$—	*	October 2028
Solar asset backed notes, Series 2018-2(1)(2)	345,000	(7)	(7,991)	293	336,709	—	5.2%	August 2023
2017 Term loan facility	193,995	(170)	(4,807)	6,731	182,287	—	6.0	January 2035
Credit agreement	1,291	(2)	(130)	15	1,144	—	6.5	February 2023
Revolving lines of credit(3)
Aggregation facility	—	—	—	—	—	375,000	—	September 2020
Working capital facility(4)	136,500	—	—	—	136,500	—	5.3	March 2020
Total debt	$1,142,786	$(241)	$(22,483)	$10,018	$1,110,044	$375,000

Debt obligations consisted of the following as of December 31, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$197,764	$(176)	$(4,990)	$6,644	$185,954	$—	6.0%	January 2035
2016 Term loan facility	287,919	(141)	(7,623)	4,962	275,193	—	4.3	August 2021
Subordinated HoldCo facility	197,625	(35)	(3,451)	1,965	192,174	—	9.3	March 2020
Credit agreement	1,299	(2)	(140)	14	1,143	—	6.5	February 2023
Revolving lines of credit(3)
Aggregation facility	135,000	—	—	—	135,000	240,000	4.7	September 2020
Working capital facility(4)	136,500	—	—	—	136,500	—	4.8	March 2020
Total debt	$956,107	$(354)	$(16,204)	$13,585	$925,964	$240,000

*	The Series 2018-1 Notes are comprised of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.
(1)

The Series 2018-2 Notes are comprised of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted average spread for all 2018-2 Notes of 2.95%.

(2)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $327.8 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(3)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(4)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of June 30, 2018.

Solar Asset Backed Notes, Series 2018-1

In June 2018, a wholly owned subsidiary of the Company issued an aggregate principal amount of $400.0 million of Solar Asset Backed Notes, Series 2018-1, Class A (the “2018-1 Class A Notes”) and an aggregate principal amount of $66.0 million of Solar Asset Backed Notes, Series 2018-1, Class B (the “2018-1 Class B Notes” and together with the 2018-1 Class A Notes, the “2018-1 Notes”). The 2018-1 Class A Notes accrue interest at a fixed rate of 4.73% and have an anticipated repayment date of October 30, 2028. The 2018-1 Class B Notes accrue interest at a fixed rate of 7.37% and have an anticipated repayment date of October 30, 2028.

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of June 30, 2018, the Company had $13.4 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

Solar Asset Backed Notes, Series 2018-2

In June 2018, a wholly owned subsidiary of the Company issued an aggregate principal amount of $296.0 million of Solar Asset Backed Notes, Series 2018-2, Class A (the “2018-2 Class A Notes”) and an aggregate principal amount of $49.0 million of Solar Asset Backed Notes, Series 2018-2, Class B (the “2018-2 Class B Notes” and together with the 2018-2 Class A Notes, the “2018-2 Notes”). The 2018-2 Class A Notes accrue interest at a variable spread over the London Interbank Offered Rate (“LIBOR”) that is intended to result in a weighted average spread for all 2018-2 Notes of 2.95%. The 2018-2 Class B Notes accrue interest at a spread over LIBOR of 4.75% or, if no 2018-2 Class A Notes are outstanding, 2.95%. The Company entered into an interest rate swap concurrent with the issuance of the 2018-2 Notes that results in an implied all-in interest rate of approximately 5.95%. See Note 11—Derivative Financial Instruments. The 2018-2 Notes have a stated maturity of August 29, 2023.

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of June 30, 2018, the Company had $23.9 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

2016 Term Loan Facility

In June 2018, the Company used proceeds from the issuance of the 2018-1 Notes and 2018-2 Notes to pay off the outstanding balance of $282.3 million on the credit facility entered into by a wholly owned subsidiary of the Company in August 2016 (the “2016 Term Loan Facility”) and terminated the credit agreement. The outstanding balance was comprised of $281.8 million of principal and $0.5 million of accrued interest. The termination of the 2016 Term Loan Facility was accounted for as a debt extinguishment. As such, the remaining $6.9 million of unamortized debt issuance costs related to the 2016 Term Loan Facility were recognized in interest expense during the six months ended June 30, 2018. There was no prepayment fee associated with the termination of the 2016 Term Loan Facility.

Subordinated HoldCo Facility

In June 2018, the Company used proceeds from the issuance of the 2018-1 Notes and 2018-2 Notes to pay off the outstanding balance of $206.4 million on the credit facility entered into by a wholly owned subsidiary of the Company in March 2016 (the “Subordinated HoldCo Facility”) and terminated the financing agreement. The outstanding balance was comprised of $196.6 million of principal, $3.9 million of accrued interest, and a prepayment fee of $5.9 million, which was calculated as 3.0% of the outstanding principal balance. The termination of the Subordinated HoldCo Facility was accounted for as a debt extinguishment. As such, the remaining $2.9 million of unamortized debt issuance costs related to the Subordinated HoldCo Facility were recognized in interest expense during the six months ended June 30, 2018. The prepayment fee of $5.9 million was also recognized in interest expense during the six months ended June 30, 2018.

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of June 30, 2018, the Company had $19.3 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Aggregation Facility

In September 2014, a wholly owned subsidiary of the Company entered into an aggregation credit facility (as amended, the “Aggregation Facility”), pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings. Prepayments are permitted under the Aggregation Facility. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.75% after such period. During the six months ended June 30, 2018, the Company used proceeds from the issuance of the 2018-1 Notes and 2018-2 Notes to pay off the outstanding balance on the Aggregation Facility such that there was no outstanding balance as of June 30, 2018. The Aggregation Facility remains open and available for future borrowings.

Working Capital Facility

In March 2015, a wholly owned subsidiary of the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions. In addition to the outstanding borrowings as of June 30, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts. Prepayments are permitted under the Working Capital Facility. Interest accrues on borrowings at a floating rate equal to, depending on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable depending on the type of borrowing at the end of (1) the interest period that the Company may elect as a term, not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. The Company is required to maintain $30.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of June 30, 2018, the Company was in compliance with such covenants.

11.	Derivative Financial Instruments

Derivative financial instruments consisted of the following at fair value (in thousands):

	June 30, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$4,370	Other non-current liabilities

	December 31, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,028	Other non-current assets, net
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,280	Other non-current liabilities

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the 2016 Term Loan Facility, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. During the six months ended June 30, 2018, the Company paid off and terminated the 2016 Term Loan Facility and settled all outstanding interest rate swaps associated with the 2016 Term Loan Facility. As a result of settling the interest rate swaps, which were designated as hedges, the Company realized a $22.5 million gain that was recorded as a reduction to interest expense.

In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. As of June 30, 2018, there was no outstanding balance in the Aggregation Facility, and as a result, the Company settled all outstanding interest rate swaps associated with the Aggregation Facility during the six months ended June 30, 2018. The settlement of the interest rate swaps, which were not designated as hedges, resulted in a realized gain of $2.0 million that was recorded as other income. The Aggregation Facility remains open and available for future borrowings, and the Company will open new interest rate swaps when it incurs future borrowings on the Aggregation Facility.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of June 30, 2018, the notional amount of these interest rate swaps was $327.8 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of AOCI expected to be reclassified to interest expense within the next 12 months is approximately $1.5 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

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

	Three Months Ended June 30,
	2018	2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$825	$1,813

	Six Months Ended June 30,
	2018	2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$(4,318)	$1,859

The (gains) losses on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended June 30,
	2018		2017
	Interest expense	Other (income) expense, net	Interest expense	Other (income) expense, net
Total amounts presented in the income statement line items	$11,336	$(4,109)	$16,838	$715

Derivatives designated as cash flow hedges:
Interest rate swaps
(Gains) reclassified from AOCI into income	$(22,335)	$—	$(6)	$—
Losses recognized in income - ineffective portion:	—	—	—	155
Derivatives not designated as hedging instruments:
Interest rate swaps
(Gains) losses recognized in income	—	(1,990)	—	562
Total (gains) losses	$(22,335)	$(1,990)	$(6)	$717

	Six Months Ended June 30,
	2018		2017
	Interest expense	Other (income) expense, net	Interest expense	Other (income) expense, net
Total amounts presented in the income statement line items	$28,258	$(6,370)	$31,559	$991

Derivatives designated as cash flow hedges:
Interest rate swaps
(Gains) losses reclassified from AOCI into income	$(22,716)	$—	$144	$—
(Gains) recognized in income - ineffective portion:	—	—	—	(521)
Derivatives not designated as hedging instruments:
Interest rate swaps
(Gains) losses recognized in income	—	(4,252)	—	1,514
Total (gains) losses	$(22,716)	$(4,252)	$144	$993

12.	Investment Funds

As of June 30, 2018 and December 31, 2017, the Company had formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$29,182	$17,280
Accounts receivable, net	14,419	5,143
Prepaid expenses and other current assets	1,155	952
Total current assets	44,756	23,375
Solar energy systems, net	1,577,144	1,486,023
Other non-current assets, net	8,317	6,792
Total assets	$1,630,217	$1,516,190
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$10,114	$16,437
Current portion of deferred revenue	1,773	9,176
Accrued and other current liabilities	4,465	4,478
Total current liabilities	16,352	30,091
Deferred revenue, net of current portion	9,021	26,847
Other non-current liabilities	1,125	1,444
Total liabilities	$26,498	$58,382

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of June 30, 2018 and December 31, 2017, the cumulative total of contributions into the VIEs by all investors was $1,372.9 million and $1,264.6 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $57.0 million and $58.2 million as of June 30, 2018 and December 31, 2017.

The Company adopted Topic 606 as of January 1, 2018. The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has concluded that revenue related to the sale of ITCs through its lease pass-through arrangement is recognized when the related solar energy systems are placed in service as the Company has completed its performance obligation to transfer ITCs to the funds investors at that time. The fund investors contributed cash to the investment fund during the installation process as payment for the ITCs. The transaction price for the ITCs was estimated using the tax credit rate of 30% times the fair market value of the solar energy systems that were placed into service in the lease pass-through fund. All of the related solar energy systems were placed in service and all related revenue would have been recognized prior to September 30, 2016 under Topic 606. Prior to the adoption of Topic 606, the Company recognized this revenue evenly over the five-year ITC recapture period. The Company adopted Topic 606 on a modified retrospective basis with a cumulative adjustment to retained earnings as of January 1, 2018. As all ITC sales revenue would have been recognized prior to September 30, 2016 under Topic 606, the Company removed previously recorded deferred revenue related to ITC sales by recording it to retained earnings as of the adoption date of Topic 606. See Note 2—Summary of Significant Accounting Policies.

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

The lease pass-through financing obligation is nonrecourse. As of June 30, 2018, the Company had recorded financing liabilities of $5.4 million related to this fund arrangement, which was the lease pass-through financing obligation recorded in other liabilities. As of December 31, 2017, the Company had recorded financing liabilities of $32.1 million related to this fund arrangement, of which $26.4 million was deferred revenue and $5.8 million was the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of June 30, 2018, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $8.8 million and $2.4 million as of June 30, 2018 and December 31, 2017.

From time to time, the Company incurs penalties for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $1.9 million and $11.9 million during the three and six months ended June 30, 2018. As of June 30, 2018, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of June 30, 2018 and December 31, 2017, which is classified as restricted cash and cash equivalents.

13.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	June 30,	December 31,
	2018	2017
Shares available for grant under equity incentive plans	14,267	12,774
Restricted stock units issued and outstanding	6,746	6,688
Stock options issued and outstanding	3,513	3,837
Long-term incentive plan	2,706	2,706
Total	27,232	26,005

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2017	$122,444
Contributions from redeemable non-controlling interests	64,999
Distributions to redeemable non-controlling interests	(5,112)
Net loss	(59,684)
Balance as of June 30, 2018	$122,647

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2017	$780,951	$80,115	$861,066
Cumulative-effect adjustment from adoption of new ASUs	(473,828)	—	(473,828)
Stock-based compensation expense	6,781	—	6,781
Issuance of common stock	837	—	837
Contributions from non-controlling interests	—	43,288	43,288
Distributions to non-controlling interests	—	(17,123)	(17,123)
Total other comprehensive loss	(13,408)	—	(13,408)
Net income (loss)	5,140	(65,530)	(60,390)
Balance as of June 30, 2018	$306,473	$40,750	$347,223

Accumulated Other Comprehensive Income

The changes in AOCI are related to the Company’s cash flow hedges. The changes in AOCI, net of tax, were as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance as of December 31, 2017	$6,905
Cumulative-effect adjustment from adoption of new ASUs	3,318
Other comprehensive income before reclassifications	3,147
Less: Amounts reclassified from AOCI	16,555
Balance as of June 30, 2018	$(3,185)

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

As of June 30, 2018, a total of 14.3 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.6 million shares became available to grant in January 2018 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the six months ended June 30, 2018 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2017	3,837	$2.01		$8,522
Granted	517	3.15
Exercised	(749)	1.12
Cancelled	(92)	2.27
Outstanding—June 30, 2018	3,513	$2.36	7.1	$9,714
Options vested and exercisable—June 30, 2018	1,714	$1.91	5.9	$5,710

RSUs

RSU activity for the six months ended June 30, 2018 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2017	6,688	$3.20
Granted	3,183	3.87
Vested	(2,629)	2.80
Forfeited	(496)	3.39
Outstanding at June 30, 2018	6,746	$3.66

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$349	$293	$623	$574
Sales and marketing	1,083	1,117	1,914	2,109
General and administrative	2,349	1,828	4,169	4,342
Research and development	31	92	75	227
Total stock-based compensation	$3,812	$3,330	$6,781	$7,252

Unrecognized stock-based compensation expense for time-based stock options and RSUs as of June 30, 2018 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$16,934	1.9
Time-based stock options	1,924	1.7
Total unrecognized stock-based compensation expense	$18,858

The preceding table does not include $1.8 million of unrecognized stock-based compensation expense related to RSUs with performance conditions that the Company has determined are not probable of being achieved.

15.	Income Taxes

The income tax expense for the three months ended June 30, 2018 and 2017 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (151.5)% and (16.2)%. For the six months ended June 30, 2018 and 2017 the Company’s consolidated effective income tax rate was (81.7)% and (18.7)% .The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2018 and 2017 were primarily attributable to the net effects of adopting ASU 2016-16, non-controlling interests and redeemable non-controlling interests, federal investment tax credits and the TCJA reducing the federal corporate income tax rate from 35% to 21% beginning in 2018.

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

Uncertain Tax Positions

As of June 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits. There was no interest or penalties accrued for any uncertain tax positions as of June 30, 2018 and December 31, 2017. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. The U.S. and state jurisdictions in which the Company operates have statutes of limitations that generally range from three to four years. The Company’s federal, state and local income tax returns starting with the 2014 tax year are subject to audit. The Company’s 2013 income tax returns for two states are also subject to audit.

16.	Related Party Transactions

The Company’s condensed consolidated statements of operations included the following related party transactions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue—operating leases and incentives	$—	$233	$—	$631
Sales and marketing	610	564	1,311	1,262
General and administrative	—	49	—	124

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint, Inc. (“Vivint”). Some of those agreements related to the Company’s use of certain of Vivint’s information technology and infrastructure services; however, the Company stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ former marketing and customer relations agreement. The Company and Vivint also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement. The Company incurred fees under agreements with Vivint of $4.3 million and $0.4 million for the three months ended June 30, 2018 and 2017, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $5.3 million and $1.1 million for the six months ended June 30, 2018 and 2017.

Payables to Vivint recorded in accounts payable—related party were $0.1 million and $0.2 million as of June 30, 2018 and December 31, 2017. These payables include amounts due to Vivint related to the services agreements and other miscellaneous intercompany payables.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $5.3 million and $6.6 million as of June 30, 2018 and December 31, 2017. The Company provided a reserve of $1.0 million as of June 30, 2018 and December 31, 2017 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.6 million and $1.2 million as of June 30, 2018 and December 31, 2017, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $3.8 million and $4.1 million for the three months ended June 30, 2018 and 2017. The aggregate expense incurred under these operating leases was $7.7 million and $8.4 million for the six months ended June 30, 2018 and 2017.

Letters of Credit

As of June 30, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts. See Note 10—Debt Obligations.

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

Residual Commission Payments

The Company pays a portion of sales commissions to its sales representatives on a deferred basis. The amount deferred is based on the value of the system sold by the sales representative and payment is based on the sales representative remaining employed by the Company. As this amount is earned over time, it is not considered an initial direct cost of obtaining the contract due to the requirement that the sales representative remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. As of June 30, 2018, the total estimated obligation that is currently not recorded in the Company’s condensed consolidated financial statements, but that will be earned and expensed over the deferment period was $7.1 million.

Legal Proceedings

In September 2015, two of the Company’s customers, on behalf of themselves and a purported class, named the Company in a putative class action, Case No. BCV-15-100925 (Cal. Super. Ct., Kern County), alleging violation of California Business and Professions Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint sought: (1) rescission of their PPAs along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. In October 2015, the Company moved to compel arbitration of the plaintiffs’ claims pursuant to the provisions set forth in the PPAs, which the Court granted and dismissed the class claims without prejudice. The plaintiffs appealed the Court’s order. On July 26, 2017, the Court of Appeal for the Fifth Appellate District ruled that all issues concerning the interpretation, validity, or enforceability of the PPAs, including the arbitrability of class claims, must be submitted to arbitration. The appellate court vacated the portion of the trial court's order dismissing class claims, requiring that issue to be determined by an arbitrator. The case proceeded in arbitration administered by JAMS. In June 2018, the parties reached a settlement with the two individual plaintiffs.

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

In November 2016, a customer of the Company filed a putative class action lawsuit in Superior Court in Alameda County, California, purportedly on behalf of all customers of a particular Company sales representative in California, claiming that the representative’s sales practices were improper under California consumer protection law. The Company moved to dismiss that action to compel arbitration. In March 2017, the original plaintiff filed an amended complaint adding an additional plaintiff, purporting to expand the proposed class to include all customers who are eligible for the California Alternate Rates for Energy program, and adding claims of misconduct in the Company’s sales practices apart from the individual representative identified in the original complaint. The Company moved to compel arbitration of the new plaintiff’s claims as well. The Company disputed the allegations in both the original and amended complaints. In January 2018, the parties reached a settlement with the two individual plaintiffs. Under the settlement, in addition to certain changes to its sales process and immaterial compensation payments to the individual plaintiffs, the Company agreed to pay attorneys’ fees. On May 29, 2018, the court entered an order requiring the Company to pay attorneys’ fees and costs, both of which have now been paid, and which were immaterial to the Company’s results of operations.

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

In June 2018, four of the Company’s customers, on behalf of themselves and a purported class, named the Company in a putative class action alleging violations of the Consumers Legal Remedies Act and California Business and Professions Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint sought (1) rescission of their PPAs along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. The Company disputes the allegations in the complaint and intends to vigorously defend itself. The Company is unable to estimate the amount or range of potential loss, if any, at this time.

In July 2018, an individual filed a putative class action lawsuit in the U.S. District Court for the District of Columbia, purportedly on behalf of himself and other persons who received certain telephone calls. The lawsuit alleges that the Company violated the Telephone Consumer Protection Act and some of its implementing regulations. The complaint seeks statutory penalties for each alleged violation. The Company disputes the allegations in the complaint and is in the process of retaining counsel to represent it in the litigation. The Company is unable to estimate the amount or range of potential loss, if any, at this time.

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

18.	Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income available (loss attributable) per share to common stockholders for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income available to common stockholders	$18,116	$4,980	$5,140	$18,272
Denominator:
Shares used in computing net income available per share to common stockholders, basic	116,650	112,351	115,907	111,562
Weighted-average effect of potentially dilutive shares to purchase common stock	5,103	5,219	5,062	5,426
Shares used in computing net income available per share to common stockholders, diluted	121,753	117,570	120,969	116,988
Net income available per share to common stockholders:
Basic	$0.16	$0.04	$0.04	$0.16
Diluted	$0.15	$0.04	$0.04	$0.16

For the three months ended June 30, 2018 and 2017, 1.5 million shares and 1.4 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive. For the six months ended June 30, 2018 and 2017, 1.5 million shares and 1.1 million shares were excluded from the dilutive share calculations.

19.	Subsequent Events

Investment Fund

In July 2018, a wholly owned subsidiary of the Company entered into an investment fund arrangement with a new fund investor. The total commitment under the investment fund arrangement is $50.0 million. The Company’s wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to the Company’s wholly owned subsidiary once certain conditions have been met. The purchase price for the fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised. The Company has not yet completed its assessment of whether the investment fund arrangement is a VIE.

Multi-Party Forward Flow Financing Transaction

On August 3, 2018 (the “Closing Date”), the Company and certain of its subsidiaries entered into a transaction to finance the purchase of residential solar energy systems, which included: (1) a senior secured loan facility with total commitments up to $130.0 million, (2) a levered tax equity investment fund with total commitments of $150.0 million, and (3) a cash equity investment fund with total commitments of $47.0 million (collectively, the “Transaction”). The Transaction will finance the installation of systems with an aggregate value of approximately $410 million, which the Company estimates will fund approximately 95 megawatts of future solar energy systems.

Loan Facility

Vivint Solar Asset 1 Project Company, LLC (“Borrower”), which is indirectly owned by the Company together with investors, entered into a loan agreement (the “Loan Agreement”) pursuant to which it may borrow up to an aggregate principal amount of $130.0 million with certain financial institutions for which Wells Fargo Bank, National Association is acting as administrative agent, collateral agent and depositary agent.

Borrower may make multiple borrowings under the loan agreement during the availability period, commencing on the Closing Date and continuing until late 2019 (the “Availability Period”). Proceeds of the loans will be used to (1) purchase residential solar projects from a wholly owned subsidiary of the Company, (2) fund certain reserve accounts, and (3) pay transaction costs and fees in connection with this transaction.

Interest on each loan will accrue at an annual rate equal to the U.S. swap rate for the weighted-average life of such loan, plus an applicable margin equal to the greater of (a) 1.90% plus a spread adjustment based on the risk premium on the borrowing date relative to the market index-based risk premium on the Closing Date and (b) 1.50%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year.

Tax Equity Investment Fund

Vivint Solar Asset 1 Owner, LLC, which is indirectly owned by the Company together with investors, is a levered tax equity investment fund (the “Tax Equity Investment Fund”), which wholly owns the Borrower described above. The tax equity fund investors’ total commitment in the Tax Equity Investment Fund is $150.0 million. The tax equity fund investors’ contribution of capital and the obligation of the Tax Equity Investment Fund to purchase systems from the Company is subject to customary conditions precedent, covenants, indemnities, and events of default.

The Company through a wholly owned subsidiary has the right to elect to require the tax equity fund investors to sell all of their membership units in the Tax Equity Investment Fund to the Company upon satisfaction of certain conditions. The purchase price for the tax equity fund investors’ interests is determined based on the fair market value of those interests at the time the option is exercised.

Cash Equity Investment Fund

Vivint Solar Asset 1 Class B, LLC, which is indirectly owned by the Company together with an investor, is a cash equity investment fund, which has an ownership interest in the Tax Equity Investment Fund described above (the “Cash Equity Investment Fund”). The cash equity fund investor’s total commitment in the Cash Equity Investment Fund is $47.0 million. The cash equity fund investor’s contribution of capital and obligations in the Cash Equity Investment Fund are subject to customary conditions precedent, covenants, indemnities, and events of default.

The Company through a wholly owned subsidiary has the right to elect to require the cash equity fund investor to sell all of its membership units in the Cash Equity Investment Fund to the Company upon satisfaction of certain conditions. The purchase price for the cash equity fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised.

The Company has not yet completed its assessment of whether the tax equity investment fund or the cash equity investment fund arrangements are VIEs.

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

Of the 87.4 megawatts installed in the six months ended June 30, 2018, approximately 85% were installed under PPAs and Solar Leases and 15% were installed under System Sales.

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

Recent Developments

Refer to Note 19—Subsequent Events for details on recent developments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Solar energy system installations	6,678	7,108	12,491	13,689
Megawatts installed	47.0	46.9	87.4	92.7

Solar energy system installations and megawatts installed have decreased for the six months ended June 30, 2018 compared to the prior period due in part to our taking a disciplined approach to install solar energy systems more profitably, slowing growth in the residential solar market, as well as increased competition. Our focus on profitability has included increasing prices in certain markets and moving employees to more profitable markets, which has contributed to the decreases in solar energy system installations and megawatts installed.

	June 30,	December 31,
	2018	2017
Cumulative solar energy system installations	139,321	126,830
Cumulative megawatts installed	952.3	864.9
Estimated nominal contracted payments remaining (in millions)	$3,267.3	$3,021.6
Estimated retained value under energy contracts (in millions)	$1,379.8	$1,238.0
Estimated retained value of renewal (in millions)	$424.7	$377.1
Estimated retained value (in millions)	$1,804.5	$1,615.1
Estimated retained value per watt	$2.06	$2.00

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

Effective January 1, 2018, we adopted the following Accounting Standards Updates, or ASUs:

•

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, provides guidance for recognizing revenue related to customer contracts not covered by lease or other GAAP requirements. This guidance was adopted using the modified retrospective method. The adoption of Topic 606 resulted in a decrease in revenue of $0.9 million and $3.2 million for the three and six months ended June 30, 2018 and a cumulative adjustment to retained earnings, net of tax, as of January 1, 2018 of $19.2 million.

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

There have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2018 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily include revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue from System Sales increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. However, we expect System Sales to decline as a percentage of total installations in the second half of 2018 compared to the second half of 2017 due primarily to shifts in product and market mix. We recently implemented dynamic pricing where we pay higher sales commissions for more profitable solar energy systems. As a result, some of our sales representatives moved from markets that primarily offered System Sales to higher yield markets, thereby reducing System Sales. We anticipate that this trend may continue in the near term, though System Sales will continue to be a meaningful part of our installations. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Operating leases and other incentives	$42,799	$35,179	$65,922	$54,585
SREC sales	11,966	7,344	19,957	15,946
ITC revenue	—	890	—	3,271
Total operating leases and incentives	54,765	43,413	85,879	73,802

System Sales	25,283	28,943	62,047	51,017
Photovoltaic installation products	571	484	943	993
SREC sales	179	155	179	297
Total solar energy system and product sales	26,033	29,582	63,169	52,307
Total revenue	$80,798	$72,995	$149,048	$126,109

Operating Expenses

Cost of Revenue—Operating Leases and Incentives.     Cost of revenue—operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of operating leases and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In the second half of 2018, we expect the cost of operating leases and incentives revenue will increase in absolute dollars compared to the first half of 2018 primarily due to depreciation associated with additional solar energy systems being placed in service.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In the second half of 2018, we expect the cost of solar energy system and product sales to be lower compared to 2017 due primarily to lower System Sales.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In the second half of 2018, we expect sales and marketing costs will increase in absolute dollars compared to the first half of 2018 due in part to increased costs related to the Company’s residual commission payments. Refer to Note 17—Commitments and Contingencies for additional details about residual commission payments.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In the second half of 2018, we expect research and development costs will remain relatively consistent in absolute dollars compared to the first half of 2018.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In the second half of 2018, we expect general and administrative expenses will increase in absolute dollars due in part to additional funding activities compared to the first half of 2018.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved and at cost for internally developed software projects. Such intangible assets are amortized over their estimated useful lives.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of capital lease obligations. In the second half of 2018, we expect our interest expense to increase in absolute dollars compared to the first half of 2018 as we have incurred additional indebtedness. Additionally, some of our debt facilities accrue interest at floating rates and increases in those floating rates would result in higher interest expense.

Other (Income) Expense, net.     Other (income) expense, net primarily consists of changes in fair value for our interest rate swaps not designated as hedges and in the three and six months ended June 30, 2018, an initial distribution that we received from one of our legal proceedings.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available to Common Stockholders

We determine the net income available to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of June 30, 2018, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Operating leases and incentives	$54,765	$43,413	$85,879	$73,802
Solar energy system and product sales	26,033	29,582	63,169	52,307
Total revenue	80,798	72,995	149,048	126,109
Cost of revenue:
Cost of revenue—operating leases and incentives	41,366	33,763	80,053	68,833
Cost of revenue—solar energy system and product sales	18,990	22,831	45,035	41,496
Total cost of revenue	60,356	56,594	125,088	110,329
Gross profit	20,442	16,401	23,960	15,780
Operating expenses:
Sales and marketing	14,033	9,411	25,158	18,229
Research and development	511	895	997	1,791
General and administrative	21,879	20,301	41,730	40,880
Amortization of intangible assets	130	139	266	279
Total operating expenses	36,553	30,746	68,151	61,179
Loss from operations	(16,111)	(14,345)	(44,191)	(45,399)
Interest expense	11,336	16,838	28,258	31,559
Other (income) expense, net	(4,109)	715	(6,370)	991
Loss before income taxes	(23,338)	(31,898)	(66,079)	(77,949)
Income tax expense	35,352	5,156	53,995	14,557
Net loss	(58,690)	(37,054)	(120,074)	(92,506)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(76,806)	(42,034)	(125,214)	(110,778)
Net income available to common stockholders	$18,116	$4,980	$5,140	$18,272

Comparison of Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Revenue:
Operating leases and incentives	$54,765	$43,413	$11,352
Solar energy system and product sales	26,033	29,582	(3,549)
Total revenue	$80,798	$72,995	$7,803

Operating Leases and Incentives. The $11.4 million increase was due in part to a $7.4 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 20% and a $4.6 million increase in SREC revenue.

Solar Energy System and Product Sales. The $3.5 million decrease was primarily due to a decrease in solar energy systems placed in service under System Sales compared to the second quarter of 2017, reflecting shifts in product and market mix.

Cost of Revenue

	Three Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$41,366	$33,763	$7,603
Cost of revenue—solar energy system and product sales	18,990	22,831	(3,841)
Total cost of revenue	$60,356	$56,594	$3,762

Cost of Revenue—Operating Leases and Incentives. The $7.6 million increase was due in part to a $4.0 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense, and a $2.4 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $3.8 million decrease reflected a lower volume of System Sales compared to the prior year period.

Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Operating expenses:
Sales and marketing	$14,033	$9,411	$4,622
Research and development	511	895	(384)
General and administrative	21,879	20,301	1,578
Amortization of intangible assets	130	139	(9)
Total operating expenses	$36,553	$30,746	$5,807

Sales and Marketing. The $4.6 million increase was primarily due to a $2.6 million increase in compensation and benefits due to an increase in non-capitalized residual commission payments and inside sales headcount and a $1.4 million increase in pre-installation costs.

Research and Development. The $0.4 million decrease was primarily due to a decrease in compensation and benefits resulting from a decrease in research and development headcount.

General and Administrative. The $1.6 million increase was primarily due to a $1.8 million increase in professional fees related to establishing additional investment funds in the current period.

Non-Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Interest expense	$11,336	$16,838	$(5,502)
Other (income) expense, net	(4,109)	715	(4,824)

Interest Expense. Interest expense decreased $5.5 million primarily due to a $22.5 million reduction in interest expense resulting from the settlement of the interest rate swaps associated with the 2016 Term Loan Facility, which were designated as hedges, and a $1.3 million reduction in amortization of debt issuance costs. These decreases were partially offset by a $9.8 million charge to write off remaining debt issuance costs related to the 2016 Term Loan Facility and Subordinated HoldCo Facility, both of which were refinanced and terminated in the current period, a $5.9 million prepayment fee related to the termination of the Subordinated HoldCo Facility and a $2.7 million increase in interest expense due to additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other (Income) Expense, net. The $4.8 million change from other expense to other income was primarily due to a $2.7 million change in the fair value of our derivative financial instruments and a $2.1 million payment received as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Three Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Income tax expense	$35,352	$5,156	$30,196

The $30.2 million increase in income tax expense was primarily attributable to a net $13.2 million additional expense as a result of the adoption of ASU 2016-16, a tax-effected $8.7 million reduced loss before income taxes, $7.3 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests, and a $4.1 million decrease in income tax credits. These increases in income tax expense were partially offset by $1.5 million associated with the federal income tax rate being reduced from 35% to 21%.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(76,806)	$(42,034)	$(34,772)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $34.8 million increase in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to a higher volume of solar energy systems installed and placed in service under PPA and Solar Lease agreements compared to the same period in 2017.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Revenue:
Operating leases and incentives	$85,879	$73,802	$12,077
Solar energy system and product sales	63,169	52,307	10,862
Total revenue	$149,048	$126,109	$22,939

Operating Leases and Incentives. The $12.1 million increase was due in part to a $10.9 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 20% and a $4.0 million increase in SREC revenue. This increase was partially offset by a decrease in ITC revenue of $3.3 million due to the adoption of new accounting pronouncements effective January 1, 2018.

Solar Energy System and Product Sales. The $10.9 million increase was primarily due to an increase in solar energy systems placed in service under System Sales compared to the same period in 2017.

Cost of Revenue

	Six Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$80,053	$68,833	$11,220
Cost of revenue—solar energy system and product sales	45,035	41,496	3,539
Total cost of revenue	$125,088	$110,329	$14,759

Cost of Revenue—Operating Leases and Incentives. The $11.2 million increase was due in part to a $7.3 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense, and a $5.0 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $3.5 million increase reflected the higher volume of System Sales placed in service.

Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Operating expenses:
Sales and marketing	$25,158	$18,229	$6,929
Research and development	997	1,791	(794)
General and administrative	41,730	40,880	850
Amortization of intangible assets	266	279	(13)
Total operating expenses	$68,151	$61,179	$6,972

Sales and Marketing. The $6.9 million increase was primarily due to a $4.3 million increase in compensation and benefits due to an increase in non-capitalized residual commission payments and inside sales headcount and a $1.9 million increase in pre-installation costs.

Research and Development. The $0.8 million decrease was primarily due to a decrease in compensation and benefits resulting from a decrease in research and development headcount.

General and Administrative. The $0.9 million increase was primarily due to a $1.9 million increase in professional fees related to establishing additional investment funds in the current period. This increase was partially offset by a $0.7 million decrease in depreciation.

Non-Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Interest expense	$28,258	$31,559	$(3,301)
Other (income) expense, net	(6,370)	991	(7,361)

Interest Expense. Interest expense decreased $3.3 million primarily due to a $22.5 million reduction in interest expense resulting from the settlement of the interest rate swaps associated with the 2016 Term Loan Facility, which were designated as hedges, and a $1.4 million reduction in amortization of debt issuance costs. These decreases were partially offset by a $9.8 million charge to write off remaining debt issuance costs related to the 2016 Term Loan Facility and Subordinated HoldCo Facility, both of which were refinanced and terminated in the current period, a $5.9 million prepayment fee related to the termination of the Subordinated HoldCo Facility and a $5.2 million increase in interest expense due to additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other (Income) Expense, net. The $7.4 million change from other expense to other income was primarily due to a $5.2 million change in the fair value of our derivative financial instruments and a $2.1 million payment received as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Six Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Income tax expense	$53,995	$14,557	$39,438

The $39.4 million increase in income tax expense was primarily attributable to a net $23.3 million additional expense as a result of the adoption of ASU 2016-16, a tax-effected $11.9 million reduced loss before income taxes, an $8.0 million decrease in income tax credits, and $3.0 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests. These increases in income tax expense were partially offset by $4.8 million associated with the federal income tax rate being reduced from 35% to 21%.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Six Months Ended
	June 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(125,214)	$(110,778)	$(14,436)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $14.4 million increase in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to a higher volume of solar energy systems installed and placed in service under PPA and Solar Lease agreements compared to the same period in 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $174.0 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. Additional details regarding our existing credit facilities are included in the consolidated financial statements and accompanying notes included in our annual report on Form 10-K dated as of March 7, 2018. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations.

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

Sources of Funds

Investment Fund Commitments

As of July 31, 2018, we had raised 24 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.7 billion. The undrawn committed capital for these funds as of July 31, 2018 is approximately $125.2 million, which we estimate will fund approximately 78 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of June 30, 2018 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1	$466,000	$—	*	October 2028
Solar asset backed notes, Series 2018-2(1)(2)	345,000	—	5.2%	August 2023
2017 Term loan facility	193,995	—	6.0	January 2035
Credit agreement	1,291	—	6.5	February 2023
Revolving lines of credit
Aggregation facility	—	375,000	—	September 2020
Working capital facility(3)	136,500	—	5.3	March 2020
Total debt	$1,142,786	$375,000

*	The Series 2018-1 Notes are comprised of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.
(1)

The Series 2018-2 Notes are comprised of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted average spread for all 2018-2 Notes of 2.95%.

(2)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $327.8 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(3)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at June 30, 2018.

Revenue from Operations

In the three and six months ended June 30, 2018, we generated $54.8 million and $85.9 million in revenue from operating leases and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $23.9 million and $55.4 million related to System Sales for the three and six months ended June 30, 2018. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
Net cash (used in) provided by:	(In thousands)
Operating activities	$(18,866)	$(13,424)
Investing activities	(144,469)	(144,566)
Financing activities	249,097	193,447
Net increase in cash and cash equivalents, including restricted amounts	$85,762	$35,457

Operating Activities

In the six months ended June 30, 2018, we had a net cash outflow from operations of $18.9 million. This was primarily due to outflows of $12.4 million from our net loss excluding noncash and non-operating items and $6.4 million of outflows from changes in working capital.

Investing Activities

In the six months ended June 30, 2018, we used $144.5 million for investing activities primarily due to $146.2 million in costs associated with the design, acquisition and installation of solar energy systems. These outflows were partially offset by $1.8 million in proceeds from disposals of property and equipment.

Financing Activities

In the six months ended June 30, 2018, we generated $249.1 million from financing activities, of which $876.0 million represented proceeds from long-term debt and $108.3 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds. These proceeds were partially offset by repayments of long-term debt of $689.3 million, distributions to non-controlling interests and redeemable non-controlling interests of $28.6 million and payments on debt issuance and deferred offering costs of $17.7 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2017 are set forth in the following table. Material changes that have occurred during the six months ended June 30, 2018 are included in the footnotes to the table.

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

(1)

Does not include additional borrowings and repayments during the six months ended June 30, 2018, which resulted in a net $186.7 million increase in principal borrowings. These borrowings included the following activity: under the Series 2018-1 Notes maturing in October 2028, we incurred $466.0 million of principal borrowings; under the Series 2018-2 Notes maturing in August 2023, we incurred $345.0 million of principal borrowings; under the 2016 Term Loan Facility which was terminated in June 2018, we reduced principal borrowings by $287.9 million; under the Subordinated HoldCo Facility which was terminated in June 2018, we reduced principal borrowings by $197.6 million; under the Aggregation Facility maturing in September 2020, we reduced principal borrowings by $135.0 million; and under the 2017 Term Loan Facility maturing in January 2035, we reduced principal borrowings by $3.8 million. For additional information, see Note 10—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the six months ended June 30, 2018, which for payments due in less than one year increased $11.6 million, payments due in one to three years increased $32.5 million, payments due in three to five years increased $79.6 million and payments due in more than five years increased $137.7 million.

(3)	During the six months ended June 30, 2018, distributions payable to non-controlling interests and redeemable non-controlling interests decreased by $6.3 million.

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

As of June 30, 2018, we had cash and cash equivalents of $174.0 million. Our cash equivalents are time deposits with maturities of three months or less at the time of purchase. Our primary exposure to market risk on these funds is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our condensed consolidated financial statements.

As of June 30, 2018, interest on our floating-rate debt facilities accrued at a weighted-average rate of approximately 5.3%. A hypothetical 10% increase in the interest rates on our floating-rate debt facilities would have increased our interest expense by approximately $0.4 million for the six months ended June 30, 2018.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to Our Business

We need to enter into substantial additional financing arrangements to facilitate new customers’ access to our solar energy systems and provide working capital, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of the electricity produced by, the lease payments for and the cost of our solar energy systems. We rely on investment funds in order to provide solar energy systems with little to no upfront costs to our customers under our PPAs and Solar Leases. We also rely on access to capital, including through indebtedness in the form of debt facilities and asset-backed securities, to cover the costs of our solar energy systems that are sold outright until the systems are paid for by our customers, whether by cash or through third-party financing arrangements. Certain of our financing arrangements are with fund investors who require particular tax and other benefits. The availability of this tax-advantaged financing depends upon many factors, including:

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments, or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of July 31, 2018, we had raised 24 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.7 billion. The undrawn committed capital for these funds as of July 31, 2018 is approximately $125.2 million, which we estimate will fund approximately 78 megawatts of future deployments.

The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. The terms and conditions of our investment funds can vary and may require us to alter our products, services or product mix. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on the investors’ commitments, we have in the past incurred and may in the future incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee.

To meet the capital needs of our growing business, we will need to obtain additional financing from new investors and financial institutions and investors and financial institutions who are current investors or with whom we currently have financing arrangements. If any of the investors or financial institutions that currently provide financing decide not to invest in us in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. In addition, our ability to obtain additional financing through the asset-backed securities market or other secured debt markets is subject to our having sufficient assets eligible for securitization as well as our ability to obtain appropriate credit ratings. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

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

In addition, any changes to government or internal utility regulations and policies that favor electric utilities or alternative forms of energy over residential rooftop solar energy could reduce our competitiveness and cause a significant reduction in demand for our offerings or increase our costs or the prices we charge our customers. Certain jurisdictions have proposed allowing traditional utilities to assess various fees on customers purchasing energy from solar energy systems or have imposed or proposed new charges or rate structures that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. For example, in California, investor owned utilities are allowed to impose a minimum $10 fixed charge on the monthly bill for residential customers that elect net metering and also impose new fees for interconnection and other non-bypassable charges. Such non-bypassable charges are being authorized by other public utilities commissions outside of California. Additionally, certain utilities in Arizona have approved increased rates and charges for net metering customers, and others have proposed doing away with the state’s renewable electricity standard carve-outs for distributed generation. These policy changes may negatively impact our customers and affect demand for our solar energy systems, and similar changes to net metering policies may occur in other states. It is also possible that these or other changes could be imposed on our current customers, as well as future customers. Due to the current and expected continued concentration of our solar energy systems in California, any such changes in this market would be particularly harmful to our reputation, customer relations, business, results of operations and future growth in these areas. We may be similarly adversely affected if our business becomes concentrated in other jurisdictions.

Finally, public service commissions may impose requirements on our business associated with our interactions with potential customers. In October 2017, the Public Service Commission of the State of New York entered an order requiring changes to certain of our business practices. Other public service commissions could follow New York’s lead and impose requirements associated with consumer protection that could affect how we do business and acquire customers.

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

In addition, the Tax Cuts and Jobs Act, or TCJA, which was enacted in December 2017, contains several provisions that may significantly impact the attractiveness of tax benefits to our fund investors. The TCJA reduces the highest marginal corporate tax rate from 35% to 21%, which causes accelerated depreciation to have less value to investors and results in investors having less appetite for ITCs. In addition, the TCJA imposes a new “base erosion and anti-abuse tax”, or BEAT. The BEAT is a minimum tax applied to certain large taxpayers who make deductible payments that erode their U.S. tax base above a minimum threshold. If an investor is subject to BEAT, ITCs may be used to partially, but not fully offset the BEAT, resulting in a decrease of the value of the ITCs. Thus, investors will likely discount their investments to reflect the lower corporate tax rate as well as the BEAT and may be less likely to invest in solar overall, which could potentially harm our business.

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

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy. Despite recent increases in solar panel prices due to the tariffs imposed in February 2018, industry experts indicate that solar panel and raw material prices are generally expected to decline from current levels. However, it is possible they will not decline at the same rate as they have over the past several years or that they may increase. In addition, while the solar panel market has recently seen an increase in supply, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China; however, most of the manufacturing now takes place in other Asian countries, such as Malaysia and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured could affect our ability to purchase them on competitive terms, and access to specialized technologies could be restricted.

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

On January 22, 2018, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar panels. These tariffs are additive to the anti-dumping and countervailing duties imposed in 2014 and 2015. The tariff on imported solar panels will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect on February 7, 2018 and apply to imports from all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization.

The safeguard measures and other potential tariffs could increase our costs of solar panels and other system components and could have a significant impact on our system costs, business and prospects. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly, and it may be less economical for us to serve certain markets, which would adversely affect our operating results and growth prospects.

Lack of success in System Sales could negatively impact our operating results and cash flows.

In late 2015, we began offering to customers in select markets the option to purchase solar energy systems as System Sales. We historically offered our solar energy systems through PPAs or Solar Leases. System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 15% of total megawatts installed in the six months ended June 30, 2018. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets and that solar energy system sales are expected to account for a larger percentage of total residential solar installations in the future. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems, or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $66.1 million and $77.9 million for the six months ended June 30, 2018 and 2017. In 2017, we recorded a large one-time non-cash tax benefit related to the implementation of the TCJA, which was enacted on December 22, 2017. The impact of the TCJA may vary due to, among other things, changes in interpretations and assumptions we have made, legislative action or other guidance to address questions that arise because of the TCJA, and any changes in accounting standards for income taxes or related interpretations in response to the TCJA. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct sales model. We also sell to customers through our inside sales team but continue to find greatest success using our direct sales channel. In addition, we have entered into sales dealer agreements with Vivint and others. We may sell through additional distribution channels in the future. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies, the internet and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

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

In October 2017, the Public Service Commission of the State of New York entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The order, which is part of a broader proceeding before the Commission associated with regulating and overseeing distributed energy resource suppliers, is premised on the Commission’s determination that it has the jurisdiction to oversee our business, and businesses like ours, in the same way that it oversees public utilities. We have worked with the Solar Energy Industries Association, or SEIA, and others in the industry to petition the Commission for a rehearing on the order, specifically challenging its position that the statutes giving it the ability to regulate utilities also give it jurisdiction over us. Though New York’s Public Service Commission is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are following what is happening in New York and may take similar action depending on the outcome. If we were subject to the jurisdiction of public service commissions in the same or a similar way as public utilities, those commissions could take action that could materially affect our business operations.

In May 2018, the Florida Public Service Commission issued a declaratory statement explaining that an on-site solar lease offered by Sunrun Inc. to its customers does not subject either Sunrun Inc. or its lessee to regulation as a public utility. Due to the Florida Public Service Commission’s rules regarding declaratory statements, the finding on Sunrun Inc.’s offering was only binding on the facts presented in Sunrun Inc.’s petition. We filed a petition before the Florida Service Commission on May 23, 2018 requesting a similar declaration regarding our solar leases due to the substantially comparable nature of our leases as offering the use of our solar energy systems based on fixed payments rather than electric production. We are awaiting the Florida Public Service Commission’s decision which is tentatively scheduled to be issued at the end of August 2018. If the Florida Public Service Commission were to not grant our petition for a declaratory statement, such event could materially affect our ability to offer solar leases in the state of Florida and compete against our competitors in a growing new market.

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

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter, where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, Florida, South Carolina, Utah and Los Angeles, California, laws have been interpreted to either prohibit the sale of electricity pursuant to our standard PPA or regulate entities making such sales, and in some cases, such laws have led residential solar energy system providers to use leases in lieu of PPAs. In other states, neither leases nor PPAs are permissible or commercially feasible. Changes in law and reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

Rising interest rates could have an adverse impact on our business by increasing our cost of capital. The majority of our cash flows to date have been from customer contracts that have been partially monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from the customers who enter into these contracts. If the rate of return required by the fund investor rises as a result of a rise in interest rates, the present value of the customer payment stream and the total value that we are able to derive from monetizing the payment stream will each be reduced. Interest rates are at relatively low levels. It is likely that interest rates will continue to rise in the future, which would cause our costs of capital to increase.

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

As of June 30, 2018, we and our subsidiaries had outstanding $1.1 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of June 30, 2018, we had up to $375.0 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future, and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

Furthermore, there is no assurance that we will be able to raise additional capital through the asset-backed securities market or other secured or unsecured debt markets or enter into new debt instruments on acceptable terms. If we are unable to satisfy financial covenants and other terms under existing or new instruments or obtain waivers or forbearance from our lenders or if we are unable to obtain refinancing or new financings for our working capital, equipment and other needs on acceptable terms if and when needed, our business would be adversely affected.

Our business is concentrated in California, putting us at risk of region specific disruptions.

As of June 30, 2018, approximately 33% of our cumulative megawatts installed were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

We have entered into multi-year agreements with certain of our major suppliers. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. As noted above, the U.S. government has imposed a 30% tariff (decreasing by 5% each year for four years) on imports of solar cells not partially or fully assembled into other products and a 30% tariff (decreasing by 5% each year for four years) on imported solar panels from most foreign countries. It is unclear what further actions the current U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other trade measures, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of over 700 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. We could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business or financial performance.

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

We typically provide a workmanship warranty for periods of five to 20 years to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the PPA or Solar Lease with the covered customers. If our solar energy systems require an above-average number of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged in the event of a natural disaster beyond our control, such as an earthquake, tornado, wildfire, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance or other insurance policies with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 864.9 megawatts as of December 31, 2017 to 952.3 megawatts as of June 30, 2018, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

If we choose to pursue opportunities in additional markets, including batteries or electric vehicle charging stations, and are unable to successfully compete in such markets, our operating results and growth prospects could be materially adversely affected. Additionally, there is intense competition in the residential solar energy market in the markets in which we operate. As new entrants continue to enter into these markets, we may be unable to gain or maintain market share and we may be unable to compete with companies that earn revenue in both the residential market and non-residential markets.

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

Our solar energy customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of June 30, 2018, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $4.1 million as of June 30, 2018, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, in March 2018, the New Mexico Attorney General’s office filed an action against us and certain of our officers alleging violation of state consumer protection statutes. While we believe our standard sales practices and policies comply with all applicable laws and regulations, if federal, state or other local regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of our products to residential consumers, responding to such investigation or complying with such regulations could divert management’s attention to our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers.

As another example, the Fannie Mae Selling Guide imposes certain requirements on the terms of solar PPAs and leases as a condition of eligibility of home mortgages for sale to or securitization by Fannie Mae. These requirements include responsibility for damage to the real property, insurance requirements, and lender rights in the event of foreclosure. Such requirements, and possible future conditions impacting the ability of our customers to sell or refinance their homes impact the terms of our business, the terms on which we are able to obtain financing and could have an adverse effect on our business, financial condition and results of operations. Also, beginning in 2018, the Federal Housing Administration stopped providing mortgage insurance to homes with solar energy systems or other improvements financed through property accessed clean programs, or PACE.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to June 30, 2018, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As of June 30, 2018, we had 118.5 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 10.3 million shares of common stock remained outstanding as of June 30, 2018, with 1.7 million of those shares being vested and exercisable as of June 30, 2018. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. During the month of May 2018, approximately 2.3 million restricted stock units vested and settled, which increased the volume of our shares that would otherwise have been sold during that time.

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

Our Sponsor and its affiliates control us, and their interests may conflict with ours or investors’ in the future.

As of June 30, 2018, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 70% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in the energy sector. In the ordinary course of their business activities, our Sponsor and its affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, affiliates of our Sponsor regularly invest in utility companies and solar and renewable energy companies that may compete with us. Our certificate of incorporation provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to investors.

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

Item 6. Exhibits

10.1	Indenture dated as of June 11, 2018 between Vivint Solar Financing V, LLC and Wells Fargo Bank, National Association
10.2	Indenture dated as of June 11, 2018 between Vivint Solar Financing IV, LLC and Wells Fargo Bank, National Association
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIVINT SOLAR, INC.

Date: August 7, 2018	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2018	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)