Form 10-Q
period 2018-09-30
Vivint Solar, Inc.
filed 2018-11-06
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 1, 2018, the registrant had 119,319,921 shares of common stock, $0.01 par value per share, outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$188,627	$108,452
Accounts receivable, net	19,910	19,665
Inventories	15,780	22,597
Prepaid expenses and other current assets	24,662	34,049
Total current assets	248,979	184,763
Restricted cash and cash equivalents	68,341	46,486
Solar energy systems, net	1,858,743	1,673,532
Property and equipment, net	11,082	15,078
Intangible assets, net	676	862
Prepaid tax asset, net	—	505,883
Other non-current assets, net	28,696	37,325
TOTAL ASSETS(1)	$2,216,517	$2,463,929
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$44,909	$40,736
Accounts payable—related party	83	163
Distributions payable to non-controlling interests and redeemable non-controlling interests	11,236	16,437
Accrued compensation	25,789	20,992
Current portion of long-term debt	10,515	13,585
Current portion of deferred revenue	25,480	41,846
Current portion of capital lease obligation	2,305	4,166
Accrued and other current liabilities	37,328	29,675
Total current liabilities	157,645	167,600
Long-term debt, net of current portion	1,143,957	925,964
Deferred revenue, net of current portion	12,728	29,200
Capital lease obligation, net of current portion	648	1,599
Deferred tax liability, net	413,076	342,382
Other non-current liabilities	12,522	13,674
Total liabilities(1)	1,740,576	1,480,419
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	121,820	122,444
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 authorized, 119,316 shares issued and outstanding as of September 30, 2018; 1,000,000 authorized, 115,099 shares issued and outstanding as of December 31, 2017	1,193	1,151
Additional paid-in capital	570,506	559,788
Accumulated other comprehensive income	95	6,905
(Accumulated deficit) retained earnings	(266,767)	213,107
Total stockholders’ equity	305,027	780,951
Non-controlling interests	49,094	80,115
Total equity	354,121	861,066
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,216,517	$2,463,929

(1)

The Company’s assets as of September 30, 2018 and December 31, 2017 include $1,738.0 million and $1,516.2 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,636.3 million and $1,486.0 million as of September 30, 2018 and December 31, 2017; cash and cash equivalents of $78.9 million and $17.3 million as of September 30, 2018 and December 31, 2017; accounts receivable, net, of $11.1 million and $5.1 million as of September 30, 2018 and December 31, 2017; other non-current assets, net of $9.5 million and $6.8 million as of September 30, 2018 and December 31, 2017; prepaid expenses and other current assets of $1.8 million and $1.0 million as of September 30, 2018 and December 31, 2017; and restricted cash and cash equivalents of $0.4 million and $0 as of September 30, 2018 and December 31, 2017. The Company’s liabilities as of September 30, 2018 and December 31, 2017 included $36.2 million and $58.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $11.2 million and $16.4 million as of September 30, 2018 and December 31, 2017; deferred revenue of $11.2 million and $36.0 million as of September 30, 2018 and December 31, 2017; long-term debt of $8.3 million and $0 as of September 30, 2018 and December 31, 2017; accrued and other current liabilities of $4.5 million as of September 30, 2018 and December 31, 2017; and other non-current liabilities of $1.0 million and $1.4 million as of September 30, 2018 and December 31, 2017. For further information see Note 12—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Operating leases and incentives	$53,470	$45,909	$139,349	$119,711
Solar energy system and product sales	24,346	29,230	87,515	81,537
Total revenue	77,816	75,139	226,864	201,248
Cost of revenue:
Cost of revenue—operating leases and incentives	42,135	34,731	122,188	103,564
Cost of revenue—solar energy system and product sales	17,700	22,168	62,735	63,664
Total cost of revenue	59,835	56,899	184,923	167,228
Gross profit	17,981	18,240	41,941	34,020
Operating expenses:
Sales and marketing	15,841	9,808	40,999	28,037
Research and development	475	896	1,472	2,687
General and administrative	29,803	19,379	71,533	60,259
Amortization of intangible assets	142	139	408	418
Total operating expenses	46,261	30,222	114,412	91,401
Loss from operations	(28,280)	(11,982)	(72,471)	(57,381)
Interest expense, net	18,715	16,148	46,973	47,707
Other (income) expense, net	(1)	195	(6,371)	1,186
Loss before income taxes	(46,994)	(28,325)	(113,073)	(106,274)
Income tax expense	25,698	9,375	79,693	23,932
Net loss	(72,692)	(37,700)	(192,766)	(130,206)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(64,824)	(44,605)	(190,038)	(155,383)
Net (loss attributable) income available to common stockholders	$(7,868)	$6,905	$(2,728)	$25,177
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.07)	$0.06	$(0.02)	$0.22
Diluted	$(0.07)	$0.06	$(0.02)	$0.21
Weighted-average shares used in computing net (loss attributable) income available per share to common stockholders:
Basic	118,767	114,505	116,871	112,554
Diluted	118,767	119,465	116,871	117,825

 See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss attributable) income available to common stockholders	$(7,868)	$6,905	$(2,728)	$25,177
Other comprehensive income (loss):
Unrealized gains (losses) on cash flow hedging instruments (net of tax effect of $1,076, $(331), $2,247 and $(1,076))	2,890	(497)	6,037	(1,612)
Less: Interest (expense) income on derivatives recognized into earnings (net of tax effect of $(145), $62, $6,016 and $5)	(390)	94	16,165	8
Total other comprehensive income (loss)	3,280	(403)	(10,128)	(1,604)
Comprehensive (loss) income	$(4,588)	$6,502	$(12,856)	$23,573

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,766)	$(130,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,839	44,671
Amortization of intangible assets	408	418
Deferred income taxes	80,121	98,493
Stock-based compensation	9,884	9,501
Loss on solar energy systems and property and equipment	4,439	5,024
Non-cash interest and other expense	15,317	7,355
Reduction in lease pass-through financing obligation	(3,549)	(3,545)
(Gains) losses on interest rate swaps	(1,279)	1,193
Changes in operating assets and liabilities:
Accounts receivable, net	(245)	(16,859)
Inventories	6,817	(8,517)
Prepaid expenses and other current assets	8,931	16,289
Prepaid tax asset, net	—	(62,972)
Other non-current assets, net	(8,042)	(5,921)
Accounts payable	941	994
Accrued compensation	4,390	1,500
Deferred revenue	(6,441)	11,673
Accrued and other liabilities	7,177	6,235
Net cash used in operating activities	(23,058)	(24,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(233,548)	(211,225)
Payments for property and equipment	(129)	(672)
Proceeds from disposals of solar energy systems and property and equipment	2,335	1,952
Purchase of intangible assets	(223)	—
Proceeds from state tax credits	—	2,216
Net cash used in investing activities	(231,565)	(207,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	194,921	162,291
Distributions paid to non-controlling interests and redeemable non-controlling interests	(41,729)	(33,774)
Proceeds from long-term debt	917,748	306,750
Payments on long-term debt	(693,782)	(164,935)
Payments for debt issuance and deferred offering costs	(21,209)	(13,677)
Proceeds from lease pass-through financing obligation	2,491	2,467
Principal payments on capital lease obligations	(2,663)	(3,413)
Proceeds from issuance of common stock	876	603
Net cash provided by financing activities	356,653	256,312
NET INCREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	102,030	23,909
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	154,938	123,439
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$256,968	$147,348
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(5,201)	$(4,512)
Costs of solar energy systems included in changes in accounts payable, accounts payable—related party, accrued compensation and accrued and other liabilities	$4,682	$(1,901)
Vehicles acquired under capital leases	$1,079	$715
Receivable for state tax credits recorded as a reduction to solar energy system costs	$7	$82

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 7, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other interim period or other future year.

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

The Company has analyzed the impact of Topic 606 on System Sales and other product sales and has concluded that the revenue recognition associated with these product sales did not change in the condensed consolidated financial statements. The Company will continue to show this revenue stream as solar energy system and product sales in the condensed consolidated statement of operations. The Company’s principal performance obligation for System Sales is to design and install a solar energy system that is interconnected to the local power grid and granted permission to operate to the customer. When the solar energy system has been granted permission to operate, the customer retains all of the significant risks and rewards of ownership of the solar energy system. For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed in service. The Company collects cash during the installation process and recognizes revenue for System Sales and other product sales at the placed in-service date or product delivery date less any revenue allocated to monitoring services. The Company allocates a portion of the transaction price to the monitoring services by estimating the fair market price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of September 30, 2018 and December 31, 2017, the Company had allocated deferred revenue of $3.0 million and $2.1 million to monitoring services that will be recognized over the term of the monitoring services. All costs to obtain and fulfill contracts associated with System Sales and other product sales are expensed as a cost of revenue when the Company has fulfilled its performance obligation and the products have been placed into service or delivered to the customer.

The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has concluded that revenue related to the sale of ITCs through its lease pass-through arrangement is recognized when the related solar energy systems are placed in service as the Company has completed its performance obligation to transfer ITCs to the fund investors at that time. The fund investors contributed cash to the investment fund during the installation process as payment for the ITCs. The transaction price for the ITCs was estimated using the tax credit rate of 30% multiplied by the fair market value of the solar energy systems that were placed into service in the lease pass-through fund. All of the related solar energy systems were placed in service and all related revenue would have been recognized prior to September 30, 2016 under Topic 606. Prior to the adoption of Topic 606, the Company recognized this revenue evenly over the five-year ITC recapture period. This earlier recognition of the ITC lease pass-through revenue decreased revenue for the three and nine months ended September 30, 2018 by $1.6 million and $4.8 million and would have decreased revenue for the three and nine months ended September 30, 2017 by $1.6 million and $4.8 million. As all ITC sales revenue would have been recognized prior to September 30, 2016 under Topic 606, there is no deferred revenue related to ITC sales recorded after the adoption date of January 1, 2018, and there would have been no deferred revenue as of December 31, 2017. As shown below, the cumulative adjustment related to ITC revenue recognized into retained earnings, net of tax, as of January 1, 2018 was $19.2 million.

As noted above, the Company adopted Topic 606 on a modified retrospective basis. However, if the Company adjusted the comparative period to reflect the adoption of Topic 606, the following adjustments would have been made to the condensed consolidated statement of operations for the three and nine months ended September 30, 2017 (in thousands, except per share data):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously	Revenue		As Previously	Revenue
	Reported	Adjustment	As Adjusted	Reported	Adjustment	As Adjusted
Revenue	$75,139	$(1,561)	$73,578	$201,248	$(4,790)	$196,458
Income tax expense	9,375	(424)	8,951	23,932	(1,299)	22,633
Net income available to common shareholders	6,905	(1,137)	5,768	25,177	(3,491)	21,686
Diluted earnings per share	0.06	(0.01)	0.05	0.21	(0.03)	0.18

Additionally, the following adjustments would have been made to the condensed consolidated balance sheet as of December 31, 2017 (in thousands):

	As Previously	Revenue
	Reported	Adjustment	As Adjusted
Current portion of deferred revenue	$41,846	$(7,707)	$34,139
Deferred revenue, net of current portion	29,200	(18,690)	10,510
Deferred tax liability, net	342,382	7,160	349,542

Retained earnings	213,107	(19,237)	193,870

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

The adoption of ASU 2016-16 had the following effect on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018 (in thousands, except per share data):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Pre-Adoption	Effect of		Pre-Adoption	Effect of
	Accounting	Adoption	As Reported	Accounting	Adoption	As Reported
Income tax expense	$8,514	$17,184	$25,698	$32,893	$46,800	$79,693
Net loss	(55,508)	(17,184)	(72,692)	(145,966)	(46,800)	(192,766)
Net loss attributable to common shareholders	9,316	(17,184)	(7,868)	44,072	(46,800)	(2,728)
Basic earnings per share	0.08	(0.15)	(0.07)	0.38	(0.40)	(0.02)
Diluted earnings per share	0.08	(0.15)	(0.07)	0.36	(0.38)	(0.02)

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

Restricted Cash

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 to include restricted cash balances from those periods.

Recent Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-10 and ASU 2018-11, which clarify aspects of the guidance in ASU 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities. The amendments are required to be applied using a modified retrospective approach. However, ASU 2018-11 provides an additional transition method under which an entity will apply the updates in ASU 2016-02 as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. Under this additional transition method, periods ending prior to January 1, 2019 will be presented in accordance with ASC 840, and periods ending after January 1, 2019 will be presented in accordance with ASC 842. The Company will adopt this standard effective January 1, 2019 and plans to utilize the transition method permitted by ASU 2018-11. The Company has operating leases that will be affected by this update and the Company is still evaluating the full impact on its condensed consolidated financial statements and related disclosures. The impact is not expected to be significant to the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update clarifies that entities should capitalize implementation costs incurred in cloud computing arrangements that are service contracts. Entities expense the capitalized costs over the term of the hosting arrangement. The service element of a hosting arrangement that is a service contract is not affected by this update, meaning service costs will continue to be expensed as incurred. This amendment is effective for fiscal periods beginning after December 15, 2019 for public business entities. The amendments in this update should be applied prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating the impact of this update and currently anticipates using the prospective transition method.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$131	$—	$131

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,028	$—	$14,028

Financial Liabilities
Interest rate swaps	$—	$1,280	$—	$1,280

The interest rate swaps (Level 2) were valued using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. During the nine months ended September 30, 2018, the Company settled the interest rate swaps associated with its 2016 Term Loan Facility and Aggregation Facility. The settlement of the interest rate swaps on the 2016 Term Loan Facility, which were designated as hedges, resulted in a $22.5 million realized gain that was recorded as a reduction to interest expense. The settlement of the interest rate swaps on the Aggregation Facility, which were not designated as hedges, resulted in a $2.0 million realized gain that was recorded as other income.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$521,081	$521,080	$757,044	$757,044
Fixed-rate long-term debt	658,992	674,822	199,063	238,618
Total	$1,180,073	$1,195,902	$956,107	$995,662

The Company’s outstanding principal balance of long-term debt is carried at cost. The Company estimated the fair values of its floating-rate debt facilities (Level 2) to approximate their carrying values as interest accrues at floating rates based on market rates. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for the fixed rate debt facilities that are publicly traded, or quoted prices for corporate debt with similar terms for debt facilities that are not publicly traded.

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Solar energy systems held for sale	$14,801	$21,971
Photovoltaic installation products	979	626
Total inventories	$15,780	$22,597

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
System equipment costs	$1,604,598	$1,437,419
Initial direct costs related to solar energy systems	404,845	336,136
	2,009,443	1,773,555
Less: Accumulated depreciation and amortization	(178,180)	(129,640)
	1,831,263	1,643,915
Solar energy system inventory	27,480	29,617
Solar energy systems, net	$1,858,743	$1,673,532

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $17.0 million and $14.5 million for the three months ended September 30, 2018 and 2017. The Company recorded depreciation and amortization expense related to solar energy systems of $48.5 million and $41.0 million for the nine months ended September 30, 2018 and 2017.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	September 30,	December 31,
	Useful Lives	2018	2017
Vehicles acquired under capital leases	3-5 years	$8,957	$15,113
Leasehold improvements	1-12 years	12,309	15,071
Furniture and computer and other equipment	3 years	4,171	6,492
		25,437	36,676
Less: Accumulated depreciation and amortization		(14,355)	(21,598)
Property and equipment, net		$11,082	$15,078

The Company recorded depreciation and amortization expense related to property and equipment of $0.9 million and $1.9 million for the three months ended September 30, 2018 and 2017. The Company recorded depreciation and amortization expense related to property and equipment of $3.9 million and $6.4 million for the nine months ended September 30, 2018 and 2017.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $0.3 million and $0.7 million was capitalized in solar energy systems, net for the three months ended September 30, 2018 and 2017. The Company capitalized depreciation on vehicles under capital leases of $1.6 million and $2.7 million in solar energy systems, net for the nine months ended September 30, 2018 and 2017.

7.	Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cost:
Internal-use software	$1,422	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	164	164
Total carrying value	2,309	2,201
Accumulated amortization:
Internal-use software	(1,076)	(872)
Developed technology	(307)	(258)
Trademarks/trade names	(95)	(79)
Customer relationships	(155)	(130)
Total accumulated amortization	(1,633)	(1,339)
Total intangible assets, net	$676	$862

The Company recorded amortization expense of $0.1 million for each of the three-month periods ended September 30, 2018 and 2017, which was included in amortization of intangible assets. The Company recorded amortization expense of $0.4 million for each of the nine-month periods ended September 30, 2018 and 2017.

8.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll	$16,640	$13,064
Accrued commissions	9,149	7,928
Total accrued compensation	$25,789	$20,992

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued unused commitment fees and interest	$12,220	$7,445
Accrued professional fees	5,813	3,977
Current portion of lease pass-through financing obligation	5,017	4,931
Sales, use and property taxes payable	3,227	3,046
Accrued workers' compensation	3,189	1,446
Accrued inventory	2,926	4,122
Workmanship accrual	1,800	1,359
Current portion of deferred rent	935	937
Other accrued expenses	2,201	2,412
Total accrued and other current liabilities	$37,328	$29,675

10.	Debt Obligations

Debt obligations consisted of the following as of September 30, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1	$466,000	$(61)	$(9,372)	$2,980	$453,587	$—	*	October 2028
Solar asset backed notes, Series 2018-2(1)(2)	342,833	(7)	(7,692)	293	334,841	—	5.2%	August 2023
2017 Term loan facility	191,705	(170)	(4,711)	6,615	180,209	—	6.0	January 2035
Forward flow loan facility	11,748	(18)	(3,445)	611	7,674	118,252	5.0	(3)
Credit agreement	1,287	(1)	(124)	16	1,146	—	6.5	February 2023
Revolving lines of credit(4)
Aggregation facility	30,000	—	—	—	30,000	345,000	5.4	September 2020
Working capital facility(5)	136,500	—	—	—	136,500	—	5.3	March 2020
Total debt	$1,180,073	$(257)	$(25,344)	$10,515	$1,143,957	$463,252

Debt obligations consisted of the following as of December 31, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$197,764	$(176)	$(4,990)	$6,644	$185,954	$—	6.0%	January 2035
2016 Term loan facility	287,919	(141)	(7,623)	4,962	275,193	—	4.3	August 2021
Subordinated HoldCo facility	197,625	(35)	(3,451)	1,965	192,174	—	9.3	March 2020
Credit agreement	1,299	(2)	(140)	14	1,143	—	6.5	February 2023
Revolving lines of credit(4)
Aggregation facility	135,000	—	—	—	135,000	240,000	4.7	September 2020
Working capital facility(5)	136,500	—	—	—	136,500	—	4.8	March 2020
Total debt	$956,107	$(354)	$(16,204)	$13,585	$925,964	$240,000

*	The Series 2018-1 Notes are comprised of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.
(1)

The Series 2018-2 Notes are comprised of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted average spread for all 2018-2 Notes of 2.95%.

(2)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $326.8 million of the principal borrowings. See Note 11—Derivative Financial Instruments.
(3)

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than October 31, 2019.

(4)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(5)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of September 30, 2018.

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

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of September 30, 2018, the Company had $13.5 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of September 30, 2018, the Company had $23.9 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

2016 Term Loan Facility

In June 2018, the Company used proceeds from the issuance of the 2018-1 Notes and 2018-2 Notes to pay off the outstanding balance of $282.3 million on the credit facility entered into by a wholly owned subsidiary of the Company in August 2016 (the “2016 Term Loan Facility”) and terminated the credit agreement. The outstanding balance was comprised of $281.8 million of principal and $0.5 million of accrued interest. The termination of the 2016 Term Loan Facility was accounted for as a debt extinguishment. As such, the remaining $6.9 million of unamortized debt issuance costs related to the 2016 Term Loan Facility were recognized in interest expense during the nine months ended September 30, 2018. There was no prepayment fee associated with the termination of the 2016 Term Loan Facility.

Subordinated HoldCo Facility

In June 2018, the Company used proceeds from the issuance of the 2018-1 Notes and 2018-2 Notes to pay off the outstanding balance of $206.4 million on the credit facility entered into by a wholly owned subsidiary of the Company in March 2016 (the “Subordinated HoldCo Facility”) and terminated the financing agreement. The outstanding balance was comprised of $196.6 million of principal, $3.9 million of accrued interest, and a prepayment fee of $5.9 million, which was calculated as 3.0% of the outstanding principal balance. The termination of the Subordinated HoldCo Facility was accounted for as a debt extinguishment. As such, the remaining $2.9 million of unamortized debt issuance costs related to the Subordinated HoldCo Facility were recognized in interest expense during the nine months ended September 30, 2018. The prepayment fee of $5.9 million was also recognized in interest expense during the nine months ended September 30, 2018.

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of September 30, 2018, the Company had $19.4 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Forward Flow Loan Facility

In August 2018, a subsidiary which is indirectly owned by the Company together with investors, entered into a loan agreement (the “Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $130.0 million. The borrower may make multiple borrowings under the Forward Flow Loan Facility during the availability period, which is expected to continue into late 2019. After the availability period, all outstanding loans under the Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. Interest on each loan will accrue at an annual rate equal to the U.S. swap rate for the weighted-average life of such loan, plus an applicable margin equal to the greater of (a) 1.9% plus a spread adjustment based on the risk premium on the borrowing date relative to the market index-based risk premium on the closing date and (b) 1.5%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of September 30, 2018, the Company had $0.4 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Aggregation Facility

In September 2014, a wholly owned subsidiary of the Company entered into an aggregation credit facility (as amended, the “Aggregation Facility”), pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings. Prepayments are permitted under the Aggregation Facility. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.75% after such period. As of September 30, 2018, the Company had $1.0 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Working Capital Facility

In March 2015, a wholly owned subsidiary of the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions. In addition to the outstanding borrowings as of September 30, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts. Prepayments are permitted under the Working Capital Facility. Interest accrues on borrowings at a floating rate equal to, depending on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable depending on the type of borrowing at the end of (1) the interest period that the Company may elect as a term, not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. The Company is required to maintain $30.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of September 30, 2018, the Company was in compliance with such covenants.

11.	Derivative Financial Instruments

Derivative financial instruments consisted of the following at fair value (in thousands):

	September 30, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$131	Other non-current assets, net

	December 31, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,028	Other non-current assets, net
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,280	Other non-current liabilities

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the 2016 Term Loan Facility, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. During the nine months ended September 30, 2018, the Company paid off and terminated the 2016 Term Loan Facility and settled all outstanding interest rate swaps associated with the 2016 Term Loan Facility. As a result of settling the interest rate swaps, which were designated as hedges, the Company realized a $22.5 million gain that was recorded as a reduction to interest expense.

In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. During the second quarter of 2018, the outstanding balance of the Aggregation Facility was paid off, and as a result, the Company settled all outstanding interest rate swaps associated with the Aggregation Facility during that quarter. The settlement of the interest rate swaps, which were not designated as hedges, resulted in a realized gain of $2.0 million that was recorded as other income. As of September 30, 2018, the Company had drawn on the Aggregation Facility again but had not yet opened the required interest rate swaps. The Company entered the required swaps subsequent to period end and is in compliance with the hedging requirement.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of September 30, 2018, the notional amount of these interest rate swaps was $326.8 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of AOCI expected to be reclassified to interest expense within the next 12 months is approximately $1.0 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

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

	Three Months Ended September 30,
	2018	2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$(3,966)	$828

	Nine Months Ended September 30,
	2018	2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$(8,284)	$2,688

The (gains) losses on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended September 30,
	2018		2017
	Interest expense, net	Other (income) expense, net	Interest expense, net	Other (income) expense, net
Total amounts presented in the income statement line items	$18,715	$(1)	$16,148	$195

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$535	$—	$(156)	$—
Gains recognized in income - ineffective portion:	—	—	—	(120)
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses recognized in income	—	—	—	320
Total losses (gains)	$535	$—	$(156)	$200

	Nine Months Ended September 30,
	2018		2017
	Interest expense, net	Other (income) expense, net	Interest expense, net	Other (income) expense, net
Total amounts presented in the income statement line items	$46,973	$(6,371)	$47,707	$1,186

Derivatives designated as cash flow hedges:
Interest rate swaps
Gains reclassified from AOCI into income	$(22,181)	$—	$(13)	$—
Gains recognized in income - ineffective portion:	—	—	—	(641)
Derivatives not designated as hedging instruments:
Interest rate swaps
(Gains) losses recognized in income	—	(4,252)	—	1,834
Total (gains) losses	$(22,181)	$(4,252)	$(13)	$1,193

12.	Investment Funds

As of September 30, 2018 and December 31, 2017, the Company had formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$78,906	$17,280
Accounts receivable, net	11,052	5,143
Prepaid expenses and other current assets	1,753	952
Total current assets	91,711	23,375
Restricted cash and cash equivalents	438	—
Solar energy systems, net	1,636,300	1,486,023
Other non-current assets, net	9,529	6,792
Total assets	$1,737,978	$1,516,190
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$11,236	$16,437
Current portion of long-term debt	611	—
Current portion of deferred revenue	1,793	9,176
Accrued and other current liabilities	4,540	4,478
Total current liabilities	18,180	30,091
Long-term debt, net of current portion	7,674	—
Deferred revenue, net of current portion	9,408	26,847
Other non-current liabilities	982	1,444
Total liabilities	$36,244	$58,382

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of September 30, 2018 and December 31, 2017, the cumulative total of contributions into the VIEs by all investors was $1,459.5 million and $1,264.6 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $56.4 million and $58.2 million as of September 30, 2018 and December 31, 2017.

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

The lease pass-through financing obligation is nonrecourse. As of September 30, 2018, the Company had recorded financing liabilities of $5.3 million related to this fund arrangement, which was the lease pass-through financing obligation recorded in other liabilities. As of December 31, 2017, the Company had recorded financing liabilities of $32.1 million related to this fund arrangement, of which $26.4 million was deferred revenue and $5.8 million was the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of September 30, 2018, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $8.6 million and $2.4 million as of September 30, 2018 and December 31, 2017.

From time to time, the Company incurs penalties for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. No distributions were paid to reimburse fund investors during the three months ended September 30, 2018. Distributions paid to reimburse fund investors totaled $11.9 million during nine months ended September 30, 2018. As of September 30, 2018, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of September 30, 2018 and December 31, 2017, which is classified as restricted cash and cash equivalents.

13.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had reserved shares of common stock for issuance as follows (in thousands):

	September 30,	December 31,
	2018	2017
Shares available for grant under equity incentive plans	13,242	12,774
Restricted stock units issued and outstanding	6,653	6,688
Stock options issued and outstanding	3,792	3,837
Long-term incentive plan	2,706	2,706
Total	26,393	26,005

Redeemable Non-Controlling Interests, Equity and Non-Controlling Interests

The changes in redeemable non-controlling interests were as follows (in thousands):

Balance as of December 31, 2017	$122,444
Contributions from redeemable non-controlling interests	72,078
Distributions to redeemable non-controlling interests	(7,663)
Net loss	(65,039)
Balance as of September 30, 2018	$121,820

The changes in stockholders’ equity and non-controlling interests were as follows (in thousands):

	Total
	Stockholders'	Non-Controlling
	Equity	Interests	Total Equity
Balance as of December 31, 2017	$780,951	$80,115	$861,066
Cumulative-effect adjustment from adoption of new ASUs	(473,828)	—	(473,828)
Stock-based compensation expense	9,884	—	9,884
Issuance of common stock	876	—	876
Contributions from non-controlling interests	—	122,843	122,843
Distributions to non-controlling interests	—	(28,865)	(28,865)
Total other comprehensive loss	(10,128)	—	(10,128)
Net loss	(2,728)	(124,999)	(127,727)
Balance as of September 30, 2018	$305,027	$49,094	$354,121

Accumulated Other Comprehensive Income

The changes in AOCI are related to the Company’s cash flow hedges. The changes in AOCI, net of tax, were as follows (in thousands):

Accumulated
Other
Comprehensive
Income
Balance as of December 31, 2017	$6,905
Cumulative-effect adjustment from adoption of new ASUs	3,318
Other comprehensive income before reclassifications	6,037
Less: Amounts reclassified from AOCI	16,165
Balance as of September 30, 2018	$95

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

As of September 30, 2018, a total of 13.2 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.6 million shares became available to grant in January 2018 under the 2014 Plan.

Equity Award Modifications

Sales Leader Awards

In July 2018, the Company modified 0.4 million performance-based equity awards for members of its sales leadership team as it was considered improbable that the performance targets would be met. As a result of the modification, the awards are now considered probable of being met, and expense is being recorded accordingly. This was accounted for as a modification; however, there was no incremental expense arising from the modification.

Stock Options

Stock Option Activity

Stock option activity for the nine months ended September 30, 2018 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2017	3,837	$2.01		$8,522
Granted	827	3.93
Exercised	(780)	1.12
Cancelled	(92)	2.27
Outstanding—September 30, 2018	3,792	$2.60	7.1	$10,447
Options vested and exercisable—September 30, 2018	1,840	$2.06	5.9	$6,290

RSUs

RSU activity for the nine months ended September 30, 2018 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2017	6,688	$3.20
Granted	3,986	4.13
Vested	(3,436)	2.98
Forfeited	(585)	3.42
Outstanding at September 30, 2018	6,653	$3.85

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$361	$164	$984	$738
Sales and marketing	754	601	2,668	2,710
General and administrative	1,956	1,421	6,125	5,763
Research and development	32	63	107	290
Total stock-based compensation	$3,103	$2,249	$9,884	$9,501

Unrecognized stock-based compensation expense for stock options and RSUs as of September 30, 2018 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$20,105	1.8
Stock options	2,516	1.8
Total unrecognized stock-based compensation expense	$22,621

15.	Income Taxes

The income tax expense for the three months ended September 30, 2018 and 2017 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (54.7)% and (33.1)%. For the nine months ended September 30, 2018 and 2017 the Company’s consolidated effective income tax rate was (70.5)% and (22.5)% .The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2018 and 2017 were primarily attributable to the net effects of adopting ASU 2016-16, non-controlling interests and redeemable non-controlling interests, federal investment tax credits and the TCJA reducing the federal corporate income tax rate from 35% to 21% beginning in 2018.

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

Uncertain Tax Positions

As of September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits. There was no interest or penalties accrued for any uncertain tax positions as of September 30, 2018 and December 31, 2017. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within the next 12 months. The Company is subject to taxation and files income tax returns in the United States, and various state and local jurisdictions. The U.S. and state jurisdictions in which the Company operates have statutes of limitations that generally range from three to four years. The Company’s federal, state and local income tax returns starting with the 2015 tax year are subject to audit. The Company’s 2014 income tax returns for four states are also subject to audit.

16.	Related Party Transactions

The Company’s condensed consolidated statements of operations included the following related party transactions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue—operating leases and incentives	$—	$70	$—	$701
Sales and marketing	340	697	1,651	1,959
General and administrative	—	15	—	139

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint, Inc. (“Vivint”). Some of those agreements related to the Company’s use of certain of Vivint’s information technology and infrastructure services; however, the Company stopped using such services in July 2017. In August 2017, the Company entered into a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement has an initial term of two years and replaces substantially all of the activities being undertaken under the parties’ former marketing and customer relations agreement. The Company and Vivint also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement. The Company incurred fees under agreements with Vivint of $6.1 million and $0.7 million for the three months ended September 30, 2018 and 2017, which reflect the amount of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $11.4 million and $1.8 million for the nine months ended September 30, 2018 and 2017.

Payables to Vivint recorded in accounts payable—related party were $0.1 million and $0.2 million as of September 30, 2018 and December 31, 2017. These payables include amounts due to Vivint related primarily to the sales dealer agreement.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $5.7 million and $6.6 million as of September 30, 2018 and December 31, 2017. The Company provided a reserve of $1.0 million as of September 30, 2018 and December 31, 2017 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.8 million and $1.2 million as of September 30, 2018 and December 31, 2017, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.	Commitments and Contingencies

Non-Cancellable Operating Leases

The Company has entered into operating lease agreements for corporate and operating facilities, warehouses and related equipment in states in which the Company conducts operations. The aggregate expense incurred under these operating leases was $3.6 million and $4.0 million for the three months ended September 30, 2018 and 2017. The aggregate expense incurred under these operating leases was $11.3 million and $12.4 million for the nine months ended September 30, 2018 and 2017.

Letters of Credit

As of September 30, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.5 million related to insurance contracts. See Note 10—Debt Obligations.

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

Residual Commission Payments

The Company pays a portion of sales commissions to its sales representatives on a deferred basis. The amount deferred is based on the value of the system sold by the sales representative and payment is based on the sales representative remaining employed by the Company. As this amount is earned over time, it is not considered an initial direct cost of obtaining the contract due to the requirement that the sales representative remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. As of September 30, 2018, the total estimated obligation that is currently not recorded in the Company’s condensed consolidated financial statements, but that will be earned and expensed over the deferment period was $12.5 million.

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

In July 2018, an individual filed a putative class action lawsuit in the U.S. District Court for the District of Columbia, purportedly on behalf of himself and other persons who received certain telephone calls. The lawsuit alleges that the Company violated the Telephone Consumer Protection Act and some of its implementing regulations. The complaint seeks statutory penalties for each alleged violation. The Company disputes the allegations in the complaint and intends to vigorously defend itself in the litigation. The Company is unable to estimate the amount or range of potential loss, if any, at this time.

In October 2018, a former employee filed a representative action pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to provide its employees with rest and meal breaks. The Company disputes the allegations in the complaint and is in the process of retaining counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In October 2018, a former sales representative filed a representative action pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint and is in the process of retaining counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

18.	Basic and Diluted Net (Loss) Income Per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss attributable) income available per share to common stockholders for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net (loss attributable) income available to common stockholders	$(7,868)	$6,905	$(2,728)	$25,177
Denominator:
Shares used in computing net (loss attributable) income available per share to common stockholders, basic	118,767	114,505	116,871	112,554
Weighted-average effect of potentially dilutive shares to purchase common stock	—	4,960	—	5,271
Shares used in computing net (loss attributable) income available per share to common stockholders, diluted	118,767	119,465	116,871	117,825
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.07)	$0.06	$(0.02)	$0.22
Diluted	$(0.07)	$0.06	$(0.02)	$0.21

For the three and nine months ended September 30, 2018, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for the period. For the three and nine months ended September 30, 2017, 0.2 million shares and 0.8 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of tax rebates, credits and incentives, including changes to the rates of the U.S. federal investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of equipment and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases typically have a term of 20 years and are typically subject to an annual price escalator of 2.9%. We provide our Solar Lease customers a performance guarantee, under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition. Customers who buy energy from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

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

Of the 141.7 megawatts installed in the nine months ended September 30, 2018, approximately 85% were installed under PPAs and Solar Leases and 15% were installed under System Sales.

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

Our ability to offer long-term customer contracts depends in part on our ability to finance the installation of the solar energy systems by co-investing or entering into lease arrangements with fund investors who value the resulting customer receivables and ITCs, accelerated tax depreciation and other incentives related to the solar energy systems primarily through structured investments known as “tax equity.” Tax equity investments are generally structured as non-recourse project financings known as investment funds. In the context of the distributed solar energy market, tax equity investors make an upfront advance payment to a sponsor through an investment fund in exchange for a share of the tax attributes and cash flows emanating from an underlying portfolio of solar energy systems. In these investment funds, the U.S. federal tax attributes offset taxes that otherwise would have been payable on the investors’ other operations. The terms and conditions of each investment fund vary significantly by investor and by fund. We continue to negotiate with financial investors to create additional investment funds.

In general, our investment funds have adopted the partnership or inverted lease structures. Under partnership structures, we and our fund investors contribute cash into a partnership company. The partnership uses this cash to acquire solar energy systems developed by us and sells energy from such systems to customers or directly leases the solar energy systems to customers. Under our existing inverted lease structures, we and the fund investor set up a multi-tiered investment vehicle, comprised of two partnership entities, that facilitates the pass through of the tax benefits to the fund investors. In this structure, we contribute solar energy systems to a lessor partnership entity in exchange for interests in the lessor partnership and the fund investors contribute cash to a lessee partnership in exchange for interests in the lessee partnership which in turn makes an investment in the lessor partnership entity in exchange for interests in the lessor partnership. The lessor partnership distributes the cash contributions received from the lessee partnership to our wholly owned subsidiary that contributed the projects to the lessor partnership. The lessor partnership leases the contributed solar energy systems to the lessee partnership under a master lease, and the lessee partnership pays the lessor partnership rent for those systems.

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

Recent Developments

Smaller Reporting Company Status

In June 2018, the SEC issued release number 33-10513 which changed the definition of a smaller reporting company to expand the number of registrants that qualify to provide scaled disclosures. This change became effective September 10, 2018 and registrants are permitted to transition to the scaled disclosures in their next periodic report due after the effective date. Under the new rule, we qualify as a smaller reporting company and will take advantage of certain scaled disclosures beginning in this quarterly report.

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

•

Estimated gross retained value. Estimated retained value represents the net cash flows discounted at 6% that we expect to receive from customers pursuant to PPAs and Solar Leases net of estimated cash distributions to fund investors, debt associated with our forward flow facilities and estimated operating expenses for systems installed as of the measurement date.

•

Estimated gross retained value per watt. Estimated retained value per watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under PPAs and Solar Leases that have been installed as of such date, and is subject to the same assumptions and uncertainties as estimated retained value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Solar energy system installations	7,547	7,076	20,038	20,765
Megawatts installed	54.3	46.5	141.7	139.2

Solar energy system installations have decreased while megawatts installed have increased for the nine months ended September 30, 2018 compared to the prior period due in part to our taking a disciplined approach to install solar energy systems more profitably resulting in better system attributes including larger solar energy systems.

	September 30,	December 31,
	2018	2017
Cumulative solar energy system installations	146,868	126,830
Cumulative megawatts installed	1,006.6	864.9
Estimated nominal contracted payments remaining (in millions)	$3,444.4	$3,021.6
Estimated retained value under energy contracts (in millions)	$1,427.2	$1,238.0
Estimated retained value of renewal (in millions)	$451.8	$377.1
Estimated gross retained value (in millions)	$1,879.0	$1,615.1
Estimated gross retained value per watt	$2.03	$2.00

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

Effective January 1, 2018, we adopted the following Accounting Standards Updates, or ASUs:

•

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, provides guidance for recognizing revenue related to customer contracts not covered by lease or other GAAP requirements. This guidance was adopted using the modified retrospective method. The adoption of Topic 606 resulted in a decrease in revenue of $1.6 million and $4.8 million for the three and nine months ended September 30, 2018 and a cumulative adjustment to retained earnings, net of tax, as of January 1, 2018 of $19.2 million.

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

There have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

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

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily include revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue from System Sales decreased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. However, we expect revenue from System Sales to increase slightly in the fourth quarter of 2018 compared to the third quarter of 2018 due primarily to increased focus in specific markets. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Operating leases and other incentives	$40,938	$35,438	$106,860	$90,023
SREC sales	12,532	8,911	32,489	24,857
ITC revenue	—	1,560	—	4,831
Total operating leases and incentives	53,470	45,909	139,349	119,711

System Sales	23,098	28,658	85,145	79,675
Photovoltaic installation products	1,248	425	2,191	1,419
SREC sales	—	147	179	443
Total solar energy system and product sales	24,346	29,230	87,515	81,537
Total revenue	$77,816	$75,139	$226,864	$201,248

Operating Expenses

Cost of Revenue—Operating Leases and Incentives.     Cost of revenue—operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of operating leases and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In the fourth quarter of 2018, we expect the cost of operating leases and incentives revenue will increase in absolute dollars compared to the third quarter of 2018 primarily due to depreciation associated with additional solar energy systems being placed in service.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In the fourth quarter of 2018, we expect the cost of solar energy system and product sales to slightly increase compared to the third quarter of 2018 due primarily to slightly higher System Sales.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In the fourth quarter of 2018, we expect sales and marketing costs will increase in absolute dollars compared to the third quarter of 2018 due in part to increased costs related to our residual commission payments. Refer to Note 17—Commitments and Contingencies for additional details about residual commission payments.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In the fourth quarter of 2018, we expect research and development costs will remain relatively consistent in absolute dollars compared to the third quarter of 2018.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In the fourth quarter of 2018, we expect general and administrative expenses will decrease in absolute dollars due in part to less funding activities compared to the third quarter of 2018.

Amortization of Intangible Assets.     We have recorded intangible assets at their fair value related to acquisitions in which we have been involved and at cost for internally developed software projects. Such intangible assets are amortized over their estimated useful lives.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of capital lease obligations. In the fourth quarter of 2018, we expect our interest expense to increase in absolute dollars compared to the third quarter of 2018 as we have incurred additional indebtedness. Additionally, some of our debt facilities accrue interest at floating rates and increases in those floating rates would result in higher interest expense.

Other (Income) Expense, net.     Other (income) expense, net primarily consists of changes in fair value for our interest rate swaps not designated as hedges and in the three and nine months ended September 30, 2018, an initial distribution that we received from one of our legal proceedings.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Income Available to Common Stockholders

We determine the net income available to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of September 30, 2018, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Revenue:
Operating leases and incentives	$53,470	$45,909	$139,349	$119,711
Solar energy system and product sales	24,346	29,230	87,515	81,537
Total revenue	77,816	75,139	226,864	201,248
Cost of revenue:
Cost of revenue—operating leases and incentives	42,135	34,731	122,188	103,564
Cost of revenue—solar energy system and product sales	17,700	22,168	62,735	63,664
Total cost of revenue	59,835	56,899	184,923	167,228
Gross profit	17,981	18,240	41,941	34,020
Operating expenses:
Sales and marketing	15,841	9,808	40,999	28,037
Research and development	475	896	1,472	2,687
General and administrative	29,803	19,379	71,533	60,259
Amortization of intangible assets	142	139	408	418
Total operating expenses	46,261	30,222	114,412	91,401
Loss from operations	(28,280)	(11,982)	(72,471)	(57,381)
Interest expense, net	18,715	16,148	46,973	47,707
Other (income) expense, net	(1)	195	(6,371)	1,186
Loss before income taxes	(46,994)	(28,325)	(113,073)	(106,274)
Income tax expense	25,698	9,375	79,693	23,932
Net loss	(72,692)	(37,700)	(192,766)	(130,206)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(64,824)	(44,605)	(190,038)	(155,383)
Net (loss attributable) income available to common stockholders	$(7,868)	$6,905	$(2,728)	$25,177

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Revenue:
Operating leases and incentives	$53,470	$45,909	$7,561
Solar energy system and product sales	24,346	29,230	(4,884)
Total revenue	$77,816	$75,139	$2,677

Operating Leases and Incentives. The $7.6 million increase was due in part to a $5.3 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 19% and a $3.6 million increase in SREC revenue. This increase was partially offset by a decrease in ITC revenue of $1.6 million due to the adoption of new accounting pronouncements effective January 1, 2018.

Solar Energy System and Product Sales. The $4.9 million decrease was primarily due to a decrease in solar energy systems placed in service under System Sales compared to the third quarter of 2017, reflecting shifts in product and market mix.

Cost of Revenue

	Three Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$42,135	$34,731	$7,404
Cost of revenue—solar energy system and product sales	17,700	22,168	(4,468)
Total cost of revenue	$59,835	$56,899	$2,936

Cost of Revenue—Operating Leases and Incentives. The $7.4 million increase was due in part to a $4.1 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense, and a $2.6 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $4.5 million decrease reflected a lower volume of System Sales compared to the prior year period.

Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Operating expenses:
Sales and marketing	$15,841	$9,808	$6,033
Research and development	475	896	(421)
General and administrative	29,803	19,379	10,424
Amortization of intangible assets	142	139	3
Total operating expenses	$46,261	$30,222	$16,039

Sales and Marketing. The $6.0 million increase was primarily due to a $4.1 million increase in compensation and benefits due in part to an increase in non-capitalized residual commission payments and inside sales headcount and a $1.6 million increase in pre-installation costs.

Research and Development. The $0.4 million decrease was primarily due to a decrease in compensation and benefits resulting from a decrease in research and development headcount.

General and Administrative. The $10.4 million increase was primarily due to a $10.2 million increase in professional fees and other costs related to establishing additional investment funds in the current period.

Non-Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Interest expense, net	$18,715	$16,148	$2,567
Other (income) expense, net	(1)	195	(196)

Interest Expense. Interest expense increased $2.6 million primarily due to additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other (Income) Expense, net. The $0.2 million change from other expense to other income was primarily due to changes in the fair value of our derivative financial instruments.

Income Taxes

	Three Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Income tax expense	$25,698	$9,375	$16,323

The $16.3 million increase in income tax expense was primarily attributable to a net $13.9 million additional expense as a result of the adoption of ASU 2016-16, $4.2 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests, a tax-effected $0.8 million reduced loss before income taxes, and a $0.2 million decrease in income tax credits. These increases in income tax expense were partially offset by $2.2 million associated with the federal income tax rate being reduced from 35% to 21%.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(64,824)	$(44,605)	$(20,219)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $20.2 million increase in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to a higher volume of solar energy systems installed and placed in service under PPA and Solar Lease agreements compared to the same period in 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Revenue:
Operating leases and incentives	$139,349	$119,711	$19,638
Solar energy system and product sales	87,515	81,537	5,978
Total revenue	$226,864	$201,248	$25,616

Operating Leases and Incentives. The $19.6 million increase was due in part to a $16.2 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 19% and a $7.6 million increase in SREC revenue. This increase was partially offset by a decrease in ITC revenue of $4.8 million due to the adoption of new accounting pronouncements effective January 1, 2018.

Solar Energy System and Product Sales. The $6.0 million increase was primarily due to shifts in product and market mix for the solar energy systems placed in service under System Sales despite fewer megawatts placed in service compared to the same period in 2017.

Cost of Revenue

	Nine Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$122,188	$103,564	$18,624
Cost of revenue—solar energy system and product sales	62,735	63,664	(929)
Total cost of revenue	$184,923	$167,228	$17,695

Cost of Revenue—Operating Leases and Incentives. The $18.6 million increase was due in part to a $11.5 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense, and a $7.6 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $0.9 million decrease reflected the lower volume of System Sales placed in service.

Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Operating expenses:
Sales and marketing	$40,999	$28,037	$12,962
Research and development	1,472	2,687	(1,215)
General and administrative	71,533	60,259	11,274
Amortization of intangible assets	408	418	(10)
Total operating expenses	$114,412	$91,401	$23,011

Sales and Marketing. The $13.0 million increase was primarily due to a $8.4 million increase in compensation and benefits due in part to an increase in non-capitalized residual commission payments and inside sales headcount and a $3.5 million increase in pre-installation costs.

Research and Development. The $1.2 million decrease was primarily due to a decrease in compensation and benefits resulting from a decrease in research and development headcount.

General and Administrative. The $11.3 million increase was primarily due to a $12.0 million increase in professional fees and other costs related to establishing additional investment funds in the current period.

Non-Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Interest expense, net	$46,973	$47,707	$(734)
Other (income) expense, net	(6,371)	1,186	(7,557)

Interest Expense. Interest expense decreased $0.7 million primarily due to a $22.5 million reduction in interest expense resulting from the settlement of the interest rate swaps associated with the 2016 Term Loan Facility, which were designated as hedges, and a $1.6 million reduction in amortization of debt issuance costs. These decreases were partially offset by a $9.8 million charge to write off remaining debt issuance costs related to the 2016 Term Loan Facility and Subordinated HoldCo Facility, both of which were refinanced and terminated in the current period, a $5.9 million prepayment fee related to the termination of the Subordinated HoldCo Facility and a $8.0 million increase in interest expense due to additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other (Income) Expense, net. The $7.6 million change from other expense to other income was primarily due to a $5.4 million change in the fair value of our derivative financial instruments and a $2.1 million payment received as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Nine Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Income tax expense	$79,693	$23,932	$55,761

The $55.8 million increase in income tax expense was primarily attributable to a net $37.2 million additional expense as a result of the adoption of ASU 2016-16, a tax-effected $12.7 million reduced loss before income taxes, an $8.2 million decrease in income tax credits, and $7.3 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests. These increases in income tax expense were partially offset by $7.0 million associated with the federal income tax rate being reduced from 35% to 21%.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Nine Months Ended
	September 30,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(190,038)	$(155,383)	$(34,655)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $34.7 million increase in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to a higher volume of solar energy systems installed and placed in service under PPA and Solar Lease agreements compared to the same period in 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $188.6 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. Additional details regarding our existing credit facilities are included in the consolidated financial statements and accompanying notes included in our annual report on Form 10-K dated as of March 7, 2018. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations.

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

Sources of Funds

Investment Fund Commitments

As of October 31, 2018, we had raised 25 residential investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.9 billion. The undrawn committed capital for these funds as of October 31, 2018 is approximately $252.7 million, which we estimate will fund approximately 134 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of September 30, 2018 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1	$466,000	$—	*	October 2028
Solar asset backed notes, Series 2018-2(1)(2)	342,833	—	5.2%	August 2023
2017 Term loan facility	191,705	—	6.0	January 2035
Forward flow loan facility	11,748	118,252	5.0	(3)
Credit agreement	1,287	—	6.5	February 2023
Revolving lines of credit
Aggregation facility	30,000	345,000	5.4	September 2020
Working capital facility(4)	136,500	—	5.3	March 2020
Total debt	$1,180,073	$463,252

*	The Series 2018-1 Notes are comprised of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.
(1)

The Series 2018-2 Notes are comprised of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted average spread for all 2018-2 Notes of 2.95%.

(2) (3)

The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $326.8 million of the principal borrowings. See Note 11—Derivative Financial Instruments.

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than October 31, 2019.

(4)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at September 30, 2018.

Revenue from Operations

In the three and nine months ended September 30, 2018, we generated $53.5 million and $139.3 million in revenue from operating leases and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $26.2 million and $81.6 million related to System Sales for the three and nine months ended September 30, 2018. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
Net cash (used in) provided by:	(In thousands)
Operating activities	$(23,058)	$(24,674)
Investing activities	(231,565)	(207,729)
Financing activities	356,653	256,312
Net increase in cash and cash equivalents, including restricted amounts	$102,030	$23,909

Operating Activities

In the nine months ended September 30, 2018, we had a net cash outflow from operations of $23.1 million. This was primarily due to outflows of $36.6 million from our net loss excluding noncash and non-operating items and $13.5 million of inflows from changes in working capital.

Investing Activities

In the nine months ended September 30, 2018, we used $231.6 million for investing activities primarily due to $233.5 million in costs associated with the design, acquisition and installation of solar energy systems. These outflows were partially offset by $2.3 million in proceeds from disposals of property and equipment.

Financing Activities

In the nine months ended September 30, 2018, we generated $356.7 million from financing activities, of which $917.7 million represented proceeds from long-term debt and $194.9 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds. These proceeds were partially offset by repayments of long-term debt of $693.8 million, distributions to non-controlling interests and redeemable non-controlling interests of $41.7 million and payments on debt issuance and deferred offering costs of $21.2 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2017 are set forth in the following table. Material changes that have occurred during the nine months ended September 30, 2018 are included in the footnotes to the table.

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

(1)

Does not include additional borrowings and repayments during the nine months ended September 30, 2018, which resulted in a net $224.0 million increase in principal borrowings. These borrowings included the following activity: under the Series 2018-1 Notes maturing in October 2028, we incurred $466.0 million of principal borrowings; under the Series 2018-2 Notes maturing in August 2023, we incurred $342.8 million of principal borrowings; under the 2016 Term Loan Facility which was terminated in June 2018, we reduced principal borrowings by $287.9 million; under the Subordinated HoldCo Facility which was terminated in June 2018, we reduced principal borrowings by $197.6 million; under the Aggregation Facility maturing in September 2020, we reduced principal borrowings by $105.0 million; under the Forward Flow Loan Facility maturing October 2039, we incurred $11.7 million of principal borrowings; and under the 2017 Term Loan Facility maturing in January 2035, we reduced principal borrowings by $6.1 million. For additional information, see Note 10—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the nine months ended September 30, 2018, which for payments due in less than one year increased $15.0 million, payments due in one to three years increased $36.2 million, payments due in three to five years increased $80.4 million and payments due in more than five years increased $142.3 million.

(3)	During the nine months ended September 30, 2018, distributions payable to non-controlling interests and redeemable non-controlling interests decreased by $5.2 million.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of October 31, 2018, we had raised 25 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.9 billion. The undrawn committed capital for these funds as of October 31, 2018 is approximately $252.7 million, which we estimate will fund approximately 134 megawatts of future deployments.

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

We believe that many of our customers’ interest in solar energy systems is driven by a desire to pay less for their energy costs. However, distributed residential solar energy has yet to achieve broad market adoption for a number of reasons including state regulatory hurdles, utility imposed interconnection issues for distributed electricity generation systems and unfavorable economics from the customer perspective.

A customer’s interest in a solar energy system may also be affected by the cost of electricity generated from other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The cost of electricity from traditional utilities could decrease as a result of:

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

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies of electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of distributed electricity generation systems to the power grid. Policies and regulations that promote renewable energy and customer-sited energy generation have been challenged by traditional utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In addition, it is unclear what, if any, actions the current presidential administration in the United States, the U.S. Department of Energy, and the Federal Energy Regulatory Commission may take regarding existing regulations and policies that affect the cost competitiveness of nuclear, coal and gas electric generation, and fossil fuel mining and exploration. Changes in such policies and regulations could increase the cost or decrease the benefits of solar energy systems or reduce costs and other limitations on competing forms of generation, and adversely affect the attractiveness of our products and our results of operations, cost of capital and growth prospects.

In the United States, governments and the state public service commissions that determine utility rates continually modify these regulations and policies. These regulations and policies could result in a significant reduction in the potential demand for electricity from our solar energy systems and could deter customers from entering into contracts with us. In addition, in certain of our regions, electricity generated by solar energy systems competes most effectively with the most expensive retail rates for electricity from the power grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as movement to a flat rate, would make our current products less competitive with the price of electricity from the power grid. Other regulatory revisions that could impact the competitiveness of our product include moving from a retail rate to a time-of-use compensation mechanism, imposition of fixed demand or grid-service charges, or limitations on whether third-party owned systems are eligible for such programs. It is possible that changes such as these could have the effect of lowering the incentive for residential customers of investor-owned utilities to reduce their purchases of electricity from their utility by supplying more of their own electricity from solar, and thereby reducing demand for our product. A shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient or nonexistent could make our solar energy system offerings less competitive and reduce demand for our offerings. In addition, since we are required to obtain interconnection permission for each solar energy system from the local utility, changes in a local utility’s regulations, policies or interconnection processes have in the past delayed and in the future could delay or prevent the completion of our solar energy systems. This in turn has delayed and, in the future, could delay or prevent us from generating revenues from such solar energy systems or cause us to redeploy solar energy systems, adversely impacting our results of operations.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, Nevada, New Hampshire, New York, Texas and Utah. Utilities are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, and reducing the retail rate value of the net metered generation. In California, for example, customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, must take service on a new net metering successor tariff. For this new tariff, the California Public Utilities Commission largely uses the current net metering form with full retail compensation for exports but allows the utilities to impose reasonable interconnection fees and some additional charges on customers and will require such customers to take service on time-of-use rates. There are no caps under the new Net Energy Metering, or NEM, successor tariff. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

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

Our business has benefited from the declining cost of equipment, and our financial results may be harmed if the cost of equipment increases in the future.

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy systems. Despite recent increases in solar panel prices due to the tariffs imposed in February 2018, industry experts indicate, and we have seen, that solar panel and raw material prices have generally declined. However, it is possible they will not decline at the same rate as they have over the past several years or that they may increase. In addition, while the solar panel market has recently seen an increase in supply, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China; however, most of the manufacturing now takes place in other Asian countries, such as Malaysia and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured could affect our ability to purchase them on competitive terms, and access to specialized technologies could be restricted.

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

On September 17, 2018, the President of the United States announced the imposition of tariffs on $200 billion of Chinese goods. Inverters imported from China are listed as subject to the new duties. Tariffs of 10% on inverters went into effect on September 24, 2018 and the tariffs are currently scheduled to rise to 25% on January 1, 2019. Our various inverter suppliers are still determining how they will manage these tariffs. We are currently seeing various responses to the 10% tariff, ranging from no price increases to passing on the majority of the tariff to the purchaser. We are also seeing a disparity in supplier pricing in relation to the potential implementation of the 25% tariff on January 1, 2019. Additionally, it remains unclear whether the tariff applies to all components that accompany an inverter, or just the inverter itself.

The safeguard measures have increased and other potential tariffs could further increase our costs of solar panels and other system components, potentially causing a significant impact on our system costs, business and prospects. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly, and it may be less economical for us to serve certain markets, which would adversely affect our operating results and growth prospects.

Lack of success in System Sales could negatively impact our operating results and cash flows.

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 15% of total megawatts installed in the nine months ended September 30, 2018. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets and that solar energy system sales are expected to account for a larger percentage of total residential solar installations in the future. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems, or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $113.1 million and $106.3 million for the nine months ended September 30, 2018 and 2017. In 2017, we recorded a large one-time non-cash tax benefit related to the implementation of the TCJA, which was enacted on December 22, 2017. The impact of the TCJA may vary due to, among other things, changes in interpretations and assumptions we have made, legislative action or other guidance to address questions that arise because of the TCJA, and any changes in accounting standards for income taxes or related interpretations in response to the TCJA. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

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

As of September 30, 2018, we and our subsidiaries had outstanding $1.2 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of September 30, 2018, we had up to $463.3 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future, and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

As of September 30, 2018, approximately 34% of our cumulative megawatts installed were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated.

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

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, due to recent legislation utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030, and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to install a solar energy system at their home, which could adversely affect our growth.

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

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are in a growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. For example, the amount of revenue we recognize in a given period depends in part on the types of customer contracts we have entered into—because revenue from System Sales is recognized when the system is placed into service whereas revenue from our PPAs and Solar Leases is recognized over the contract life, which is typically 20 years—and, in the case of PPAs and Solar Leases is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, revenue derived from PPAs is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather, such as during the winter months in the Northeastern United States. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. As such, our past quarterly operating results may not be good indicators of future performance.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 864.9 megawatts as of December 31, 2017 to 1,006.6 megawatts as of September 30, 2018, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or other natural disasters, such as hailstorms, lightning or wildfires. Although we maintain insurance to cover for many such casualty events, our investment funds would be obligated to bear the expense of repairing the damaged solar energy systems, sometimes subject to limitations based on our ability to successfully make warranty claims. Our economic model and projected returns on our systems require us to achieve certain production results from our systems and, in some cases, we guarantee these results for both our customers and our investors. If the systems underperform for any reason, our financial results could suffer.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of September 30, 2018, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $4.5 million as of September 30, 2018, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

Several states in which we operate, including Arizona, California, Florida, Maryland, Nevada, New Mexico, New York and Utah, have enacted new laws that provide enhanced rights and require increased disclosures to customers. Most of these laws and regulations are specific to the solar industry and require changes to our contracts and processes. Some of the laws have been enacted along with other changes to state law that further impact the residential solar industry. Other laws and regulations, such as the ones that relate to licensing of sales representatives, are applicable to a wide array of industries, and failure to comply with such regulations could result in citations, fines, license suspensions, revocations and other penalties. Further, to the extent that states undertake enforcement actions against us or other states enact further regulations applicable to our industry, we may be required to expend additional resources in order to modify our business practices to meet these regulatory requirements.

We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, in March 2018, the New Mexico Attorney General’s office filed an action against us and certain of our officers alleging violation of state consumer protection statutes. In September 2018, the California Contractors State License Board, or CSLB, disclosed that it intended to refer a customer complaint to the California Attorney General’s Office for further action. The CSLB subsequently withdrew such recommendation and notified us that it intends to issue a licensing citation with a de minimis fine. If federal, state or other local regulators or agencies were to initiate an investigation against us or enact regulations relating to the marketing of our products to residential consumers, responding to such investigation or complying with such regulations could divert management’s attention to our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers.

We cannot ensure that our sales force will comply with our standard practices and policies, as well as applicable laws and regulations, including sales licensure requirements. Any such non-compliance, or the perception of noncompliance, potentially could expose us to claims, proceedings, litigation, investigations, and/or enforcement actions by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to September 30, 2018, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and have certain other reduced disclosure obligations in their SEC filings.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of September 30, 2018, we had 119.3 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 10.4 million shares of common stock remained outstanding as of September 30, 2018, with 1.8 million of those shares being vested and exercisable as of September 30, 2018. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. During the month of May 2018, approximately 2.3 million restricted stock units vested and settled, which increased the volume of our shares that would otherwise have been sold during that time.

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

As of September 30, 2018, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 69% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

10.1†	Loan Agreement, among Vivint Solar Asset 1 Project Company, LLC, Wells Fargo Bank, National Association, and the parties named therein, dated as of August 3, 2018
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

VIVINT SOLAR, INC.

Date: November 6, 2018	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2018	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)