Form 10-Q/A
period 2018-09-30
Vivint Solar, Inc.
filed 2019-03-04
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Vivint Solar, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Form 10-Q”), which was originally filed with the United States Securities and Exchange Commission (the “Commission”) on November 6, 2018. The purpose of this Amendment is to refile Exhibit 10.1, which was originally filed with the Form 10-Q, without redaction to certain sections of Exhibit 10.1 in response to comments received from the staff of the Commission relating to the confidential treatment request previously filed by the Company with respect to Exhibit 10.1.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 6. Exhibits

10.1†	Loan Agreement, among Vivint Solar Asset 1 Project Company, LLC, Wells Fargo Bank, National Association, and the parties named therein, dated as of August 3, 2018
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1^	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2^	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
^

These certifications were previously furnished solely to accompany the Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Vivint Solar, Inc., whether made before or after the date hereof, irrespective of any general incorporation language contained in such filing.

*	Previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, as filed on November 6, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIVINT SOLAR, INC.

Date: March 4, 2019	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2019	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)

4