Form 10-K
period 2018-12-31
Vivint Solar, Inc.
filed 2019-03-05
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36642

VIVINT SOLAR, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	45-5605880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 West Ashton Blvd. Lehi, UT	84043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 404-4129

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $168.4 million.

The number of shares of Registrant’s common stock outstanding as of March 1, 2019 was 120,193,303.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 27, 2019, are incorporated by reference into Part III of this report.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of rebates, tax credits and incentives, including changes to the rates of the investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationships with our sister company Vivint, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of equipment and the residual value of solar panels after the expiration of our long-term customer contracts;
•	the course and outcome of litigation and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Item 1. Business.

BUSINESS

Overview

We were incorporated as Vivint Solar, Inc., a Delaware corporation, in 2011. We offer distributed solar energy — electricity generated by a solar energy system installed at or near customers’ locations — to residential customers primarily through a customer-focused and neighborhood-driven direct-to-home sales model. Through investment funds, we own a substantial majority of the solar energy systems we install and provide solar electricity pursuant to long-term contracts with our customers. Additionally, we wholly own a smaller number of solar energy systems outside of investment funds. We also sell solar energy systems outright to customers.

Customers that enter long-term contracts pay little to no money upfront, typically receive savings on solar-generated electricity rates relative to utility-generated electricity rates following system interconnection to the power grid and continue to benefit from locked-in energy prices over the term of their contracts, insulating them against unpredictable increases in utility rates. The majority of these customers sign 20-year contracts for solar electricity generated by our systems and pay us directly over the term of their contracts.

Our 20-year customer contracts generate predictable, recurring cash flows and establish a long-term relationship with homeowners. As of December 31, 2018 the average estimated nominal contracted payment for our long-term customer contracts was approximately $28,600, and there is the potential for additional payments if customers choose to renew their contracts at the end of the term. The ownership of the solar energy systems we install under long-term customer contracts allows us and the other fund investors to benefit from various local, state and federal incentives. We obtain financing based on cash flows from customers and these incentives. When customers decide to move or sell the home prior to the end of their contract term, the customer contracts allow our customers to transfer their obligations to the new home buyer. If the home buyer does not wish to assume the customer’s obligations, the contract allows us to require the customer to purchase the system. Our sources of financing are used to offset our direct installation costs and our allocated overhead expenses. As of February 28, 2019, we had raised 25 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.9 billion. The undrawn committed capital for these funds as of February 28, 2019 was approximately $176 million, which we estimate will fund approximately 86 megawatts of future deployments.

We also offer our customers the option to purchase solar energy systems for cash or through third-party loan financing. Selling solar energy systems allows us to address customers who prefer to own the solar energy system and assume the long-term benefits and risks of system ownership. Customers who choose this option are generally eligible for various local, state and federal incentives, which may help to offset the cost of their solar energy system.

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

From our inception in May 2011 through December 31, 2018, we have installed solar energy systems with an aggregate of 1,060.9 megawatts of capacity at approximately 154,600 homes for an average solar energy system capacity of approximately 6.9 kilowatts.

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

•

Growing strategically. We operate in states whose utility prices, sun exposure, climate conditions and regulatory policies provide the most compelling markets for distributed solar energy. We plan to enlarge our addressable market by expanding our presence to new states on a measured basis. For example, we complement our traditional long-term customer contracts by providing customers the option to purchase solar energy systems outright, which allows us to enter markets where customers prefer to own their solar energy systems or where our traditional, long-term customer contracts are not permitted by local regulations or are not economically feasible. Additionally, we have become more selective in our policies to increase the incremental value of each installation by limiting the installation of smaller system sizes, limiting installations on certain roof types and raising prices in certain markets. We are also expanding into new customer acquisition channels such as homebuilders and retailers.

Customer Contracts

Our primary product offerings include the following:

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

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases typically have a term of 20 years and are typically subject to an annual price escalator of 2.9%, though some markets offer Solar Leases with no annual price escalator. We provide our Solar Lease customers a performance guarantee, under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition, and in some markets we offer to install a battery storage system along with the solar energy system. Customers who lease equipment from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Solar Energy System Sales. Under solar energy system sales, or System Sales, we offer our customers the option to purchase solar energy systems for cash or through third-party financing. The price for these contracts is determined as a function of the respective market rate and the size of the solar energy system to be installed. Customers can additionally contract with us for certain structural upgrades, smart home products, battery storage systems, electric vehicle charging stations and other accessories in connection with the installation of a solar energy system based on the market where they are located. We believe System Sales are advantageous to us as they provide immediate access to cash.

Of our 196.0 megawatts installed in 2018, approximately 79% were installed under PPAs, 6% were installed under Solar Leases and 15% were installed under System Sales. As of December 31, 2018, the average FICO score of our customers was approximately 760.

Sales and Marketing

We place our integrated solar energy systems through a scalable sales organization that relies primarily on a direct-to-home sales model. We believe that a direct, customer-facing sales model is important throughout our sales process to maximize our sales success and customer experience. The members of our sales force typically reside and work within the markets they support. We also generate sales volume through customer referrals. Customer referrals increase in relation to our penetration in a market and shortly after market entry become an increasingly effective way to market our solar energy systems.

In addition to direct sales, we sell to customers through our inside sales team and through sales dealer agreements that we have entered into with Vivint and others. We also continue to explore opportunities to sell solar energy systems to customers through a number of other distribution channels, including relationships with real estate management companies, home builders, retailers, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential solar customers.

Operations

Our corporate headquarters are located in Utah. We manage inventory through our local warehouses and maintain a fleet of over 700 trucks and other vehicles to support our installers and operations. In 2018, our field teams completed on average approximately 2,300 residential installations per month. We manage thousands of projects as they move through the stages of engineering, permitting, installation, maintenance and monitoring.

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

We screen all suppliers and components based on expected cost, reliability, warranty coverage, ease of installation and other ancillary costs. We typically enter into master contract arrangements with our major suppliers that define the general terms and conditions of our purchases, including warranties, product specifications, indemnities, licenses, delivery and other customary terms. We typically purchase solar panels, inverters and racking from our suppliers at then prevailing prices pursuant to purchase orders issued under our master contract arrangements. From time to time we find it advantageous to enter into purchase commitments with our suppliers.

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

On September 17, 2018, the President of the United States announced the imposition of tariffs on $200 billion of Chinese goods. Inverters imported from China are listed as subject to the new duties. Tariffs of 10% on inverters went into effect on September 24, 2018, and the tariffs were scheduled to rise to 25% on January 1, 2019. In December 2018, the President agreed to suspend further trade action for 90 days, and in February 2019 to further suspended trade action, to continue negotiations and to leave the tariff at the 10% rate for the time being. Our various inverter suppliers are still determining how they will manage these tariffs. We are currently seeing various responses from inverter suppliers to the 10% tariff, ranging from no price increases to passing on the majority of the tariff to the purchaser through price increases. We are unsure how supplier pricing will be affected by the potential implementation of the 25% tariff. Additionally, it remains unclear whether the tariff applies to all components that accompany an inverter, or just to the inverter itself.

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

In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities and increasingly from sophisticated electrical and roofing companies. These distributed energy competitors typically employ contractual arrangements with third parties, leaving the customer in the position of having to deal with different companies for different aspects of their solar energy systems. We believe that we compete favorably with these companies because we offer an integrated approach to residential solar energy systems, which includes in-house sales, financing, engineering, installation, maintenance and monitoring. Many of our competitors offer only a subset of the services we provide. Aside from simple cost efficiency, we offer distinct practical benefits as an all-in-one provider such as providing a single point of contact and accountability for our offerings during the relationship with our customers. We primarily use our own installation teams, enabling us to better scale our business while maintaining quality control.

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers may choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. We believe we compete favorably with these options.

Technology and Intellectual Property

We, directly or through our wholly owned subsidiary Solmetric Corporation, also known as Vivint Solar Labs, have a number of patents and pending applications with the U.S. Patent and Trademark Office. These patents and applications relate to shade and site analysis, installation and monitoring technologies. Our issued patents start expiring in 2026. We intend to file additional patent applications as we innovate through our research and development efforts. Vivint Solar Labs is our research and development team focused on technologies that we believe will benefit our business, as they have significant experience with photovoltaic hardware and installation instruments.

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

In October 2017, the Public Service Commission of the State of New York, or the NYPSC, entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The order, which is part of a broader proceeding before the NYPSC associated with regulating and overseeing distributed energy resource suppliers, is premised on the NYPSC’s determination that it has the jurisdiction to oversee our business, and businesses like ours, in the same way that it oversees public utilities. Though NYPSC is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from the Solar Energy Industries Association, or SEIA, that other public service commissions are following what is happening in New York and may take similar action depending on the outcome.

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

Government Incentives

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy. These incentives come in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy certificates associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these governmental and regulatory programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from our solar energy systems, and to lease or purchase these systems, helping to achieve customer acceptance of solar energy with those customers as an alternative to utility-provided power.

The Federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; legislation was passed in December 2015 which extended this 30% rate through December 31, 2019. By statute, the ITC percentage is scheduled to decrease to 26% of the basis of a solar energy system that began construction during 2020, 22% for 2021 and 10% if construction begins after 2021 or the solar energy system is placed into service after 2023.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated tax depreciation, also known as the modified accelerated cost recovery system, or MACRS, which allows for the depreciation of equipment according to an accelerated schedule. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

Some of the states in which we operate offer a personal and/or corporate investment or production tax credit for solar energy that is additive to the ITC. Further, many of the states and local jurisdictions have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements and credits.

Some state governments, traditional utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers or developers or system owners based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to solar customers or a system owner based on the energy generated by the solar energy system during a pre-determined period.

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

Workforce

As of December 31, 2018, we had a total workforce of 2,542, which does not include direct sellers. None of our service providers are represented by a labor union, and we consider relations with our employees to be good.

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

Our future success depends on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of our solar energy systems. We rely on investment funds in order to provide solar energy systems with little to no upfront costs to our customers under our PPAs and Solar Leases. We also rely on access to capital, including through indebtedness in the form of debt facilities and asset-backed securities, to cover the costs of our solar energy systems that are sold outright until the systems are paid for by our customers, whether by cash or through third-party financing arrangements. Certain of our financing arrangements are with fund investors who require particular tax and other benefits. The availability of this tax-advantaged financing depends upon many factors, including:

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of February 28, 2019, we had raised 25 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.9 billion. The undrawn committed capital for these funds as of February 28, 2019 was approximately $176 million, which we estimate will fund approximately 86 megawatts of future deployments.

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

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy certificates associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these governmental and regulatory programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from, and to lease or purchase, our solar energy systems, helping to achieve customer acceptance of solar energy with those customers as an alternative to utility-provided power. However, these programs may expire on a particular date, end when the allocated funding or capacity allocations are exhausted or be reduced or terminated. These reductions or terminations often occur without warning. In addition, the financial value of certain incentives decreases over time. For example, the value of SRECs in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If we overestimate the future value of these incentives, it could adversely impact our financial results.

Substantially all of our solar energy systems installed to date have been eligible for ITCs as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. The federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities; the 30% rate continues until December 31, 2019. By statute, the ITC is scheduled to decrease to 26% of the basis of a solar energy system for systems where construction begins in 2020, 22% for systems where construction begins in 2021 and 10% for systems where construction begins after 2021 or where the solar energy system is placed into service after 2023, and the amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction or an inability to continue to monetize such benefits in our financing arrangements, the rate of growth of installations of our residential solar energy systems and our ability to maintain such systems could be negatively impacted. In addition, future changes in existing law and interpretations by the IRS and the courts with respect to certain matters, including but not limited to, treatment of the ITC and our financing arrangements, the taxation of business entities and the deductibility of interest expense could affect the amount that fund investors are willing to invest, which could reduce our access to capital. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2020, unless modified by an intervening change in law, will significantly impact the attractiveness of solar energy to these investors and could potentially harm our business.

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

We believe that many of our customers’ interest in solar energy systems is driven by a desire to pay less for their energy costs. However, distributed residential solar energy has yet to achieve broad market adoption for a number of reasons including state regulatory hurdles, utility-imposed interconnection issues for distributed electricity generation systems and unfavorable economics from the customer perspective.

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

A reduction in utility electricity costs would make PPAs or Solar Leases less economically attractive to customers on a monthly basis and would increase the time to breakeven for our System Sales customers. If the cost of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, we may be unable to attract new customers and our growth would be limited. In addition, from time to time we have increased our pricing in certain markets, which may negatively impact our competitiveness.

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

Relatedly, it is possible that the bankruptcy proceedings initiated by Pacific Gas and Electric Company on January 29, 2019 could have an adverse impact on our customers and operations in California. Any such negative impacts (e.g., resulting from new non-bypassable charges, rate changes, restructuring, etc.) could be harmful to our customer relations, business, results of operations and future growth, especially given the concentration of our solar energy systems in California.

Finally, public service commissions may impose requirements on our business associated with our interactions with potential customers. The California Public Utilities Commission and the Public Service Commission of the State of New York have each adopted orders requiring changes to certain of our business practices. Other public service commissions could follow California and New York’s lead and impose requirements associated with consumer protection that could affect how we do business and acquire customers.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, Nevada, New Hampshire, New York, Texas and Utah. Many utilities have proposed and are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include, but are not limited to, capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered electricity generation, and imposing consumer protection requirements on solar companies. For example, in 2016, the California Public Utilities Commission enacted changes requiring customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, to take service on a net metering successor tariff. Under this successor tariff, utilities are allowed to impose reasonable interconnection fees on customers and some additional charges, and customers must take service on time-of-use rates. The California Public Utilities Commission is expected to begin considering additional changes to the NEM successor tariff in 2019. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

If and when net metering caps in certain jurisdictions are reached, the value of the credit that customers receive for net metering will be significantly reduced, utility rate structures will be altered, or fees will be imposed on net metering customers, and future customers may be unable to recognize the same level of cost savings associated with net metering that current customers enjoy. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately impact customers that use net metering would significantly limit customer demand for our solar energy systems and the electricity they generate, could negatively affect existing customers and lead to missed payments or defaults, and could adversely impact our business, results of operations and future growth.

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

The U.S. government has imposed duties and tariffs on solar cells and could impose additional tariffs on solar cells manufactured outside the United States or implement additional restraints on trade. In 2014 and 2015, the U.S. government imposed certain anti-dumping and countervailing duties on solar cells manufactured in China and Taiwan. On January 22, 2018, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar panels. These tariffs are additive to the anti-dumping and countervailing duties imposed in 2014 and 2015. The tariff on imported solar panels will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect on February 7, 2018 and apply to imports from all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization.

On September 17, 2018, the President of the United States announced the imposition of tariffs on $200 billion of Chinese goods. Inverters imported from China are listed as subject to the new duties. Tariffs of 10% on inverters went into effect on September 24, 2018, and the tariffs were scheduled to rise to 25% on January 1, 2019. In December 2018, the President agreed to suspend further trade action for 90 days, and in February 2019 to further suspended trade action, to continue negotiations and to leave the tariff at the 10% rate for the time being. Our various inverter suppliers are still determining how they will manage these tariffs. We are currently seeing various responses from inverter suppliers to the 10% tariff, ranging from no price increases to passing on the majority of the tariff to the purchaser through price increases. We are unsure how supplier pricing will be affected by the potential implementation of the 25% tariff. Additionally, it remains unclear whether the tariff applies to all components that accompany an inverter, or just to the inverter itself.

These combined tariffs make affected solar cells less competitively priced in the United States, and the impacted manufacturers may choose to limit the amount of solar equipment they sell into the United States. The U.S. government may also take broader actions to protect U.S. based manufacturers against imports of solar cells manufactured outside the United States, such as in Southeast Asia, Japan, Germany and South Korea.

The safeguard measures have increased, and other potential tariffs could further increase, our costs of solar panels and other system components, potentially causing a significant impact on our system costs, business and prospects. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly, and it may be less economical for us to serve certain markets, which would adversely affect our operating results and growth prospects.

Lack of success in System Sales could negatively impact our operating results and cash flows.

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 15% of total megawatts installed in the year ended December 31, 2018. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems, or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $173.3 million and $148.9 million for the years ended December 31, 2018 and 2017. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct sales model. We also sell to customers through our inside sales team but continue to find greatest success using our direct sales channel. In addition, we have entered into sales dealer agreements with Vivint and others. We may sell through additional distribution channels in the future, including homebuilders and retailers. We compete against companies with experience selling solar energy systems to customers through a number of distribution channels, including homebuilders, home improvement stores, large construction, electrical and roofing companies, the internet and other third parties and companies that access customers through relationships with third parties in addition to other direct-selling companies. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

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

Retail sales of electricity by non-utilities such as us face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter, where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In jurisdictions such as Arizona, South Carolina, Utah and Los Angeles, California, laws have been interpreted to either prohibit the sale of electricity pursuant to our standard PPA or regulate entities making such sales, and in some cases, such laws have led residential solar energy system providers to use leases in lieu of PPAs. In other states, neither leases nor PPAs are permissible or commercially feasible. Changes in law and reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

We report in our fund tax returns that we and our fund investors claim the ITC based on the fair market value of our solar energy systems. The IRS continues to audit the fair market value determinations industry-wide. The IRS is conducting an audit of one of our investment funds. We are not aware of any other audits or results of audits related to our appraisals or fair market value determinations of any of our investment funds. If as part of an examination the IRS were to review the fair market value that we used to establish our basis for claiming ITCs and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

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

As of December 31, 2018, we and our subsidiaries had outstanding $1.2 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of December 31, 2018 we had up to $396.6 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

Our business is concentrated in California, putting us at risk of region-specific disruptions.

As of December 31, 2018, approximately 34% of our cumulative megawatts installed were located in California. In addition, we expect future growth to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated. As mentioned above, any adverse impacts to retail electric customers resulting from Pacific Gas and Electric Company’s bankruptcy proceedings could affect a significant portion of our customer base in light of the concentration of our customers in California.

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

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, due to recent legislation, utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030, and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to install a solar energy system at their home, which could adversely affect our growth.

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

To be competitive in the market and to comply with the requirements of our jurisdictions, our Solar Leases contain a performance guarantee in favor of the lessee. Solar Leases with performance guarantees require us to refund certain payments to the lessee if the solar energy system fails to generate a stated minimum amount of electricity in a 12-month period. We may also suffer financial losses associated with such refunds if significant performance guarantee payments are triggered.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 864.9 megawatts as of December 31, 2017 to 1,060.9 megawatts as of December 31, 2018, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers and financing, as well as manage multiple geographic locations.

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

The energy produced and revenue and cash receipts generated by a solar energy system depend on suitable solar, atmospheric and weather conditions, all of which are beyond our control. Furthermore, components of our systems, such as panels and inverters, could be damaged by severe weather or other natural disasters, such as hailstorms, hurricanes, lightning or wildfires. Although we maintain insurance to cover for many such casualty events, our investment funds would be obligated to bear the expense of repairing the damaged solar energy systems, sometimes subject to limitations based on our ability to successfully make warranty claims. Our economic model and projected returns on our systems require us to achieve certain production results from our systems and, in some cases, we guarantee these results for both our customers and our investors. If the systems underperform for any reason, our financial results could suffer. These risks are amplified by the anticipated increase in the frequency of extreme weather events due to rising average temperatures worldwide.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of December 31, 2018, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $5.2 million as of December 31, 2018, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

Several states in which we operate, including Arizona, California, Florida, Maryland, Nevada, New Mexico, New York and Utah, have enacted laws and regulations that provide enhanced rights and require increased disclosures to customers. Most of these laws and regulations are specific to the solar industry and have required changes to our contracts and processes. Some of the laws have been enacted along with other changes to state law that further impact the residential solar industry. Other laws and regulations, such as the ones that relate to licensing of sales representatives, are applicable to a wide array of industries, and failure to comply with such regulations could result in citations, fines, license suspensions, revocations and other penalties. Further, to the extent that states undertake enforcement actions against us or other states enact further laws or regulations applicable to our industry, we may be required to expend additional resources in order to modify our business practices to meet these regulatory requirements.

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

Any actual or perceived unauthorized use or disclosure of, or access to, any personal information or other proprietary or confidential information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors, including Vivint, by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur or to be believed to have occurred, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations relating to unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

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

Disputes may arise between Vivint and us in a number of areas relating to our past and ongoing relationships, including the following:

•	intellectual property, labor, tax, employee benefits, indemnification and other matters arising from our relationship with Vivint;
•	employee retention and recruiting;
•	our ability to use, modify and enhance the intellectual property that we have licensed from Vivint;
•	business combinations or divestitures;
•	exclusivity arrangements;
•	the nature, quality and pricing of products and services Vivint agrees to provide to us; and
•	business opportunities that may be attractive to both Vivint and us.

We have entered into certain agreements with Vivint. In August 2017, we entered into a sales dealer agreement with Vivint. Under this agreement, each party will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has a two-year term, which will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. There can be no assurances regarding the number of sales and installations of our products that Vivint will be able to generate, or the number of leads that we will be able to generate. In addition, as we work to expand our customer opportunities and product offerings through our relationship with Vivint, our business and results of operations may be adversely affected by factors that affect Vivint’s business and our relationship. Pursuant to the terms of a Non-Competition Agreement we have entered into with Vivint, as amended, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the sales dealer agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Historically, we had recruited a significant number of our sales personnel from Vivint. This agreement may require us to obtain personnel from other sources, and any inability to do so may limit our ability to continue scaling our business if we are unable to do so. Notwithstanding the above, a small number of sales representatives work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such sales representatives could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities. In addition, having sales representatives who work for both Vivint and us could distract such sales representatives, impact the effectiveness of our sales force, and potentially increase the turnover of our existing sales representatives who may feel displaced by the addition of Vivint sales representatives to our sales force.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to December 31, 2018, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As an emerging growth company and smaller reporting company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have utilized, and we plan in future filings with the SEC to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

We could remain an emerging growth company until the earliest of (1) December 31, 2019, (2) the last day of the first fiscal year in which our annual gross revenue exceeds $1.1 billion, (3) the date that we become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, which would occur if we become a seasoned issuer and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and (4) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and have certain other reduced disclosure obligations in their SEC filings.

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

As of December 31, 2018, we had 120.1 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 9.6 million shares of common stock remained outstanding as of December 31, 2018, with 1.6 million of those shares being vested and exercisable as of December 31, 2018. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events. For example, during the month of May 2018, approximately 2.3 million restricted stock units vested and settled, which increased the volume of our shares that would otherwise have been sold during that time.

Stockholders owning an aggregate of 76.4 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements, and we registered an additional 12.9 million shares in March 2017. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us, and their interests may conflict with ours or investors’ in the future.

As of December 31, 2018, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 62% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and executive offices are located in Lehi, Utah, where we lease approximately 150,000 square feet of office space under a lease that expires in 2031. We previously had a lease for a second office building to be constructed adjacent to our corporate headquarters that was terminated in February 2019. Concurrent with the termination, we entered into a new lease for approximately 32,000 square feet of office space in the second office building, which is expected to commence in 2020. We believe that our currently leased space is sufficient to meet our current needs and our anticipated growth.

Our other locations include leased warehouses and sales offices that range from approximately 1,000 to 36,000 square feet for terms ranging from one to seven years in the states in which we operate.

Item 3. Legal Proceedings.

For a list of our current legal proceedings, see Note 17—Commitments and Contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the New York Stock Exchange, or NYSE, since October 1, 2014 under the symbol “VSLR.” Prior to October 1, 2014, there was no established public trading market for our common stock.

Holders of Record

As of March 1, 2019, we had 273 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data.

We are not required to provide the information required by this Item 6 as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion together with our consolidated financial statements and the related notes included in Item 8 of this report. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of the many factors, including those we describe under Item 1A “Risk Factors” and elsewhere in this report. See “Forward-Looking Statements.”

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

Our primary product offerings include the following:

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

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases typically have a term of 20 years and are typically subject to an annual price escalator of 2.9%, though some markets offer Solar leases with no annual price escalator. We provide our Solar Lease customers a performance guarantee, under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition, and in some markets we offer to install a battery storage system along with the solar energy system. Customers who lease equipment from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Solar Energy System Sales. Under solar energy system sales, or System Sales, we offer our customers the option to purchase solar energy systems for cash or through third-party financing. The price for these contracts is determined as a function of the respective market rate and the size of the solar energy system to be installed. Customers can additionally contract with us for certain structural upgrades, smart home products, battery storage systems, electric vehicle charging stations and other accessories in connection with the installation of a solar energy system based on the market where they are located. We believe System Sales are advantageous to us as they provide immediate access to cash.

Of our 196.0 megawatts installed in 2018, approximately 79% were installed under PPAs, 6% were installed under Solar Leases and 15% were installed under System Sales.

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

Recent Developments

Smaller Reporting Company Status

In June 2018, the SEC issued release number 33-10513, which changed the definition of a smaller reporting company to expand the number of registrants that qualify to provide scaled disclosures. This change became effective September 10, 2018 and registrants were permitted to transition to the scaled disclosures in their next periodic report due after the effective date. Under the new rule, we qualify as a smaller reporting company, and we will continue to take advantage of certain scaled disclosures in this annual report for the year ended December 31, 2018.

Lease Amendments

In February 2019, we terminated the lease for a second office building to be constructed adjacent to our corporate headquarters. The terminated lease included the entire building and, prior to termination, was expected to commence on January 1, 2020. Concurrent with the termination of the lease for the second building, we entered into a new lease for approximately 32,000 square feet of office space in the second office building. This lease is expected to commence on January 1, 2020, and the initial term is approximately 11.5 years, with two options to extend the lease for five years each. We expect to make total rent payments of approximately $11.2 million over the initial term. Additionally, we agreed to amend the lease for our current corporate headquarters to extend the lease for an additional three years to 2031 and expect to make total additional rent payments of approximately $14.6 million over the term of the extension.

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

•

Estimated gross retained value under energy contracts. Estimated gross retained value under energy contracts represents the estimated retained value from the solar energy systems during the typical 20-year term of our PPAs and Solar Leases plus the value of contracted SRECs.

•

Estimated gross retained value of renewal. Estimated gross retained value of renewal represents the estimated retained value associated with an assumed 10-year renewal term following the expiration of the initial PPA or Solar Lease term. To calculate estimated gross retained value of renewal, we assume all PPAs and Solar Leases are renewed at 90% of the contractual price in effect at the expiration of the initial term.

•

Estimated gross retained value. Estimated gross retained value represents the net cash flows discounted at 6% that we expect to receive from customers pursuant to PPAs and Solar Leases plus the value of contracted SRECs net of estimated cash distributions to fund investors, debt associated with our forward flow facilities and estimated operating expenses for systems installed as of the measurement date.

•

Estimated gross retained value per watt. Estimated gross retained value per watt is calculated by dividing the estimated gross retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under PPAs and Solar Leases that have been installed as of such date, and is subject to the same assumptions and uncertainties as estimated gross retained value.

	Year Ended December 31,
	2018	2017
Solar energy system installations	27,768	27,232
Megawatts installed	196.0	183.8

	As of December 31,
	2018	2017
Cumulative solar energy system installations	154,598	126,830
Cumulative megawatts installed	1,060.9	864.9
Estimated nominal contracted payments remaining (in millions)	$3,638.1	$3,021.6
Estimated gross retained value under energy contracts (in millions)	$1,517.0	$1,283.9
Estimated gross retained value of renewal (in millions)	$479.7	$377.1
Estimated gross retained value (in millions)	$1,996.7	$1,661.0
Estimated gross retained value per watt	$2.06	$2.06

Factors Affecting Our Performance

Financing Availability

Our future success depends in part on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our residential solar energy systems under long-term customer contracts. There are a limited number of potential investment fund investors and the competition for this investment capital is intense. The principal tax credit on which fund investors in our industry rely is the ITC. The amount of the ITC is equal to 30% of the basis of eligible solar property. By statute, the ITC percentage is scheduled to decrease to 26% of the basis of a solar energy system for systems where construction begins in 2020, 22% for systems where construction begins in 2021 and 10% for systems where construction begins after 2021 or where the solar energy system will be placed into service after 2023. We intend to create additional investment funds with financial investors and corporate investors. We also use debt, equity or other financing strategies to fund our operations, including our obligations to make contributions to investment funds. Such other financing strategies may increase our cost of capital. Our future success also depends in part on our ability to partner with third-parties who administer solar loan products.

Incentives; Net Metering

Our cost of capital, the price we can charge for electricity, the cost of our systems and the demand for residential distributed solar energy is impacted by a number of federal, state and local government incentives and regulations, including: tax credits, particularly the ITC; tax abatements; rebate programs; net metering; and solar renewable energy certificates, or SRECs. These programs have on occasion been challenged by incumbent utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In recent years, net metering programs have been subject to regulatory scrutiny or legislative proposals in some states, such as Arizona, California, Hawaii, Nevada, New Hampshire, New York, Texas and Utah. Many utilities have proposed and are proposing new and varied revisions to their net metering programs, with such proposals ultimately determined by the state public utilities commissions. These revisions include capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, and reducing the retail rate value of the net metered generation. For example, in 2016, the California Public Utilities Commission enacted changes requiring customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company to take service on a new net metering successor tariff. Under this successor tariff, utilities are allowed to impose reasonable interconnection fees and some additional charges on customers, and will require such customers to take service on time-of-use rates.

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

On September 17, 2018, the President of the United States announced the imposition of tariffs on $200 billion of Chinese goods. Inverters imported from China are listed as subject to the new duties. Tariffs of 10% on inverters went into effect on September 24, 2018, and the tariffs were scheduled to rise to 25% on January 1, 2019. In December 2018, the President agreed to suspend further trade action for 90 days, and in February 2019 to further suspended trade action, to continue negotiations and to leave the tariff at the 10% rate for the time being. Our various inverter suppliers are still determining how they will manage these tariffs. We are currently seeing various responses from inverter suppliers to the 10% tariff, ranging from no price increases to passing on the majority of the tariff to the purchaser through price increases. We are unsure how supplier pricing will be affected by the potential implementation of the 25% tariff. Additionally, it remains unclear whether the tariff applies to all components that accompany an inverter, or just to the inverter itself.

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

Sales Channels

We place our integrated solar energy systems through a sales organization that primarily uses a direct-to-home sales model. We believe that a direct, customer-facing sales model is important throughout our sales process to maximize our sales success and customer experience. The members of our sales force typically reside and work within the market they support. We also generate sales through customer referrals. Customer referrals increase in relation to our penetration in a market and become an increasingly effective way to market our solar energy systems shortly after market entry. In addition to direct sales, we sell to customers through our inside sales team and through sales dealer agreements that we have entered into with Vivint and others. We also continue to explore opportunities to sell solar energy systems to customers through a number of other distribution channels, including relationships with real estate management companies, home builders, retailers, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential customers.

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

Relationship with Vivint

We have historically relied on the technical support of Vivint, Inc., or Vivint. We used certain of Vivint’s information technology and infrastructure until July 2017. Additionally, we have entered into a sales dealer agreement with Vivint. Under this agreement, each party will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has a two-year term that will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. We incurred fees under the sales dealer agreement of $16.3 million and $1.3 million for the years ended December 31, 2018 and 2017. Pursuant to the terms of a Non-Competition Agreement we have entered into with Vivint, as amended, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the sales dealer agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint.

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

Solar Energy System and Product Sales.     Solar energy system and product sales primarily include revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue from System Sales decreased during the year ended December 31, 2018 compared to the year ended December 31, 2017. However, we expect revenue from System Sales to increase in 2019 compared to 2018 due primarily to increased focus on System Sales in specific markets. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Year Ended December 31,
	2018	2017
Revenue:
Operating leases and other incentives	$130,176	$110,052
SREC sales	43,890	33,038
ITC revenue	—	7,772
Total operating leases and incentives	174,066	150,862

System sales	113,129	114,462
Photovoltaic installation products	2,947	1,958
SREC sales	179	746
Total solar energy system and product sales	116,255	117,166
Total revenue	$290,321	$268,028

Operating Expenses

Cost of Revenue—Operating Leases and Incentives.     Cost of revenue—operating leases and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years; and the amortization of the related capitalized initial direct costs, which are amortized over the term of the long-term customer contract. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of operating leases and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In 2019, we expect the cost of operating leases and incentives revenue will increase in absolute dollars compared to 2018.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In 2019, we expect the cost of solar energy system and product sales to increase in absolute dollars compared to 2018.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and exclude costs related to our direct sales personnel that are accounted for as cost of revenue. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In 2019, we expect sales and marketing costs will increase in absolute dollars compared to 2018.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In 2019, we expect research and development costs will remain relatively consistent in absolute dollars compared to 2018.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In 2019, we expect that general and administrative expense will increase in absolute dollars compared to 2018.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of capital lease obligations. In 2019, we expect our interest expense to increase in absolute dollars compared to 2018 as we have incurred additional indebtedness. Additionally, our debt facilities accrue interest at floating rates and increases in the floating rates would result in higher interest expense.

Other (Income) Expense, net.     Other (income) expense, net primarily consists of changes in fair value for our interest rate swaps not designated as hedges and in the year ended December 31, 2018, an initial distribution that we received from one of our legal proceedings.

Income Tax Expense (Benefit).     All of our business is conducted in the United States, and therefore income tax expense (benefit) consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net (Loss Attributable) Income Available to Stockholders

We determine the net (loss attributable) income available to common stockholders by deducting from net (loss) income the net loss attributable to non-controlling interests and redeemable non-controlling interests. The net loss attributable to non-controlling interests and redeemable non-controlling interests represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate.

We have determined that the legal provisions in the contractual arrangements of the investment funds in which there is a non-controlling interest represent substantive profit-sharing arrangements, where the allocation to the partners differs from the stated ownership percentages. We have further determined that the appropriate methodology for attributing income and loss to the non-controlling interests and redeemable non-controlling interests each period is a balance sheet approach using the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts of income and loss attributed to the non-controlling interests and redeemable non-controlling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these funds, assuming the net assets of the respective investment funds were liquidated at recorded amounts determined in accordance with U.S. generally accepted accounting principles, or GAAP. The fund investors’ interest in the results of operations of these investment funds is determined as the difference in the fund investors’ claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions between the fund and the fund investors. For all of our investment funds in which we have an equity interest, the application of HLBV is performed consistently. However, the results of that application and its impact on the income or loss allocated between us and the non-controlling interests and redeemable non-controlling interests depend on the respective funds’ specific contractual liquidation provisions. HLBV results are generally affected by, among other factors, the tax attributes allocated to the fund investors including tax bonus depreciation and ITCs, the amount of preferred returns that have been paid to the fund investors by the investment funds, and the allocation of taxable income or losses in a liquidation scenario. As of December 31, 2018, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses, as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2018	2017
	(In thousands)
Revenue:
Operating leases and incentives	$174,066	$150,862
Solar energy system and product sales	116,255	117,166
Total revenue	290,321	268,028
Cost of revenue:
Cost of revenue—operating leases and incentives	164,920	141,305
Cost of revenue—solar energy system and product sales	83,375	88,977
Total cost of revenue	248,295	230,282
Gross profit	42,026	37,746
Operating expenses:
Sales and marketing	58,950	38,696
Research and development	1,867	3,340
General and administrative	93,703	79,957
Total operating expenses	154,520	121,993
Loss from operations	(112,494)	(84,247)
Interest expense, net	65,308	64,264
Other (income) expense, net	(4,538)	352
Loss before income taxes	(173,264)	(148,863)
Income tax expense (benefit)	106,299	(157,333)
Net (loss) income	(279,563)	8,470
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(263,971)	(200,628)
Net (loss attributable) income available to common stockholders	$(15,592)	$209,098

Comparison of Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Revenue:
Operating leases and incentives	$174,066	$150,862	$23,204
Solar energy system and product sales	116,255	117,166	(911)
Total revenue	$290,321	$268,028	$22,293

Operating Leases and Incentives. The $23.2 million increase was due in part to a $19.3 million increase in operating lease revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased by 19% and a $10.9 million increase in SREC revenue. This increase was partially offset by a decrease in ITC revenue of $7.8 million due to the adoption of new accounting pronouncements effective January 1, 2018.

Solar Energy System and Product Sales. The $0.9 million decrease was primarily due to a decrease in solar energy systems placed in service under System Sales compared to 2017, reflecting shifts in product and market mix.

Cost of Revenue

	Year Ended December 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Cost of revenue:
Cost of revenue—operating leases and incentives	$164,920	$141,305	$23,615
Cost of revenue—solar energy system and product sales	83,375	88,977	(5,602)
Total cost of revenue	$248,295	$230,282	$18,013

Cost of Revenue—Operating Leases and Incentives. The $23.6 million increase was due in part to a $12.0 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense, and a $10.4 million increase in depreciation and amortization of solar energy systems due to the increase in the number of solar energy systems placed in service.

Cost of Revenue—Solar Energy System and Product Sales. The $5.6 million decrease was due in part to the lower volume of System Sales placed in service and to increased efficiencies.

Operating Expenses

	Year Ended December 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Operating expenses:
Sales and marketing	$58,950	$38,696	$20,254
Research and development	1,867	3,340	(1,473)
General and administrative	93,703	79,957	13,746
Total operating expenses	$154,520	$121,993	$32,527

Sales and Marketing. The $20.3 million increase was primarily due to a $14.1 million increase in compensation and benefits due in part to an increase in non-capitalized residual commission payments and inside sales headcount, a $4.6 million increase in pre-installation costs and a $1.2 million increase in sales incentive programs.

Research and Development. The $1.5 million decrease was primarily due to a decrease in compensation and benefits resulting from a decrease in research and development headcount.

General and Administrative. The $13.7 million increase was primarily due to an $11.8 million increase in professional fees and other costs related to the establishment of financing agreements in the current period and a $1.6 million increase in compensation and benefits.

Non-Operating Expenses

	Year Ended December 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Interest expense, net	$65,308	$64,264	$1,044
Other (income) expense, net	(4,538)	352	(4,890)

Interest Expense. Interest expense increased $1.0 million primarily due to a $9.9 million increase in interest expense due to additional borrowings year over year and higher interest rates on our floating-rate debt facilities, a $9.8 million charge to write off remaining debt issuance costs related to the 2016 Term Loan Facility and Subordinated HoldCo Facility, both of which were refinanced and terminated in the current period, and a $5.9 million prepayment fee related to the termination of the Subordinated HoldCo Facility. These increases were partially offset by a $22.5 million reduction in interest expense resulting from the settlement of the interest rate swaps associated with the 2016 Term Loan Facility, which were designated as hedges, and a $2.1 million reduction in amortization of debt issuance costs.

Other (Income) Expense, net. The $4.9 million change from other expense to other income was primarily due to a $2.8 million change in the fair value of our derivative financial instruments and a $2.1 million payment received as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Year Ended December 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Income tax expense (benefit)	$106,299	$(157,333)	$263,632

The $263.6 million change from income tax benefit to income tax expense was primarily attributable to a net $187.5 million deferred tax benefit in 2017 associated with the federal income tax rate being reduced from 35% to 21%, $53.4 million additional expense as a result of the adoption of ASU 2016-16, under which we now record the income tax consequences of intra-entity transfers during the period in which the transfers occur, a tax-effected $33.3 million reduced loss before income taxes and $7.4 million decrease in income tax credits. These increases in income tax expense were partially offset by $14.8 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Year Ended December 31,		$ Change
	2018	2017	2018 from 2017
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(263,971)	$(200,628)	$(63,343)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to fund investors and reduce the fund investors’ tax capital account. The $63.3 million increase in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to a higher volume of solar energy systems installed and placed in service into investment funds under PPA and Solar Lease agreements compared to 2017.

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

Investment Tax Credits

We apply for and receive ITCs under Section 48(a) of the Internal Revenue Code. The amount of the ITC is equal to 30% of the basis of eligible solar property. We receive all ITCs for solar energy systems that are not sold to customers or placed in our investment funds. We account for our ITCs as a reduction of income tax expense in the year in which the credits arise. We receive minimal allocations of ITCs for solar energy systems placed in our investment funds as the majority of such credits are allocated to the fund investors. Some of our investment funds obligate us to make certain fund investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs as a result of the Internal Revenue Service’s, or the IRS, assessment of the fair value of such systems. We have concluded that the likelihood of a recapture event related to these assessments is remote and consequently have not recorded any liability in the consolidated financial statements for any potential recapture exposure.

Revenue Recognition

We adopted ASU 2014-09, Revenue from Contracts with Customers, and its various updates, or Topic 606, effective January 1, 2018 using the modified retrospective method with a cumulative adjustment to retained earnings as of January 1, 2018. As such, only the results for the year ended December 31, 2018 presented in our consolidated statements of operations have been reported using the new revenue standard. We applied Topic 606 to all customer contracts not completed by the initial date of application.

We recognize revenue according to the following steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue when, or as, we satisfy a performance obligation. Our revenue is composed of operating leases and incentives, and solar energy system and product sales as captioned in the consolidated statements of operations. Operating leases and incentives revenue includes PPA and Solar Lease revenue, SREC sales and rebate incentives. Solar energy system and product sales revenue includes System Sales, which may include structural upgrades in sales contracts and SREC sales related to sold systems, and the sale of photovoltaic installation products. Revenue is recorded net of any sales tax collected.

Operating Leases and Incentives Revenue

We enter into PPAs with residential customers under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage. Customers have not historically been charged for installation or activation of the solar energy system. For all PPAs, we assess the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay. We have determined that PPAs should be accounted for as operating leases. As PPA customer payments are dependent on power generation, they are considered contingent rentals and are excluded from future minimum annual lease payments. PPA revenue is recognized based on the actual amount of power generated at rates specified under the contracts.

We also offer solar energy systems to customers pursuant to Solar Leases in certain markets. The customer agreements are structured as Solar Leases due to local regulations that can be read to prohibit the sale of electricity pursuant to the our standard PPA. Pursuant to Solar Leases, the customers’ monthly payments are a pre-determined amount calculated based on the expected solar energy generation by the system and typically have included an annual fixed percentage price escalation over the period of the contracts, which is 20 years. We provide our Solar Lease customers a performance guarantee, under which we agree to refund certain payments at the end of each year to the customer if the solar energy system does not meet a guaranteed production level in the prior 12-month period. The guaranteed production levels have varying terms. Depending on the level of the production guarantee, we either (1) recognize revenue on the contracted payments on a straight-line basis over the initial term of the lease, or (2) recognize the monthly lease payments as revenue and record a solar energy performance guarantee liability due to the contingent nature of the lease payments. A significant majority of Solar Leases are recognized on a straight-line basis. Solar energy performance guarantees are recognized as contra-revenue in the period in which the liabilities are recorded.

At times we make nominal cash payments to customers in order to facilitate the finalization of long-term customer contracts and the installation of related solar energy systems. These cash payments are considered lease incentives that are deferred and recognized over the term of the contract as a reduction of revenue.

We currently account for PPAs, Solar Leases, and associated rebates and incentives as minimum lease payments from operating leases under ASC 840, Leases. However, we have determined that these agreements do not meet the definition of a lease under ASC 842, Leases, and these agreements will be accounted for in accordance with Topic 606 after the adoption of ASC 842. The revenue associated with these contracts is currently shown together on the consolidated statement of operations as revenue from operating leases and incentives. We will adopt ASC 842 effective January 1, 2019. We have determined that under Topic 606 there will be no change from current revenue recognition practices for our PPA revenue stream. For our Solar Leases, we have concluded that the impact of adopting Topic 606 will be immaterial. Revenue from all of our Solar Leases will be recognized on a straight-line basis over the contractual term, currently a significant majority of Solar Leases are already recognized on a straight-line basis. We have also concluded that there will be no material change related to the timing of revenue recognition for rebates and incentives.

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

Solar Energy System and Product Sales

We have analyzed the impact of Topic 606 on System Sales and other product sales and have concluded that the revenue recognition associated with these product sales did not change in our consolidated financial statements. We will continue to show this revenue stream as solar energy system and product sales in our consolidated statement of operations. Our principal performance obligation for System Sales is to design and install a solar energy system that is interconnected to the local power grid and granted permission to operate. When the solar energy system has been granted permission to operate, the customer retains all of the significant risks and rewards of ownership of the solar energy system. For certain System Sales, we provide limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed in service. We collect cash during the installation process and recognize revenue for System Sales and other product sales at the placed in-service date or product delivery date less any revenue allocated to monitoring services. We allocate a portion of the transaction price to the monitoring services by estimating the fair market price that we would charge for these services if offered separately from the sale of the solar energy system. All costs to obtain and fulfill contracts associated with System Sales and other product sales are expensed as a cost of revenue when we have fulfilled our performance obligation and the products have been placed into service or delivered to the customer.

Lease Pass-Through Arrangement

We have assessed the impact of Topic 606 as it relates to the sales of ITCs through our lease pass-through arrangement. We have concluded that revenue related to the sale of ITCs through our lease pass-through arrangement is recognized when the related solar energy systems are placed in service as we have completed our performance obligation to transfer ITCs to the fund investors at that time.

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

We commence depreciation of our solar energy systems once the respective systems have been installed, interconnected to the power grid and received permission to operate. The determination of the useful lives of assets included within solar energy systems involves significant judgment on the part of management.

Impairment of Long-Lived Assets

The carrying amounts of our long-lived assets, including solar energy systems, property and equipment and finite-lived intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining useful life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life.

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

Provision for Income Taxes

We account for income taxes under an asset and liability approach. Deferred income taxes are classified as long-term and reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. As required by ASC 740, we recognize the effect of tax rate and law changes on deferred taxes in the reporting period in which the legislation is enacted.

We sell solar energy systems to investment funds for income tax purposes. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. We adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, effective January 1, 2018 using the modified retrospective method. With the adoption of ASU 2016-16, we now account for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.

We determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within income tax expense (benefit).

Derivative Financial Instruments

We maintain interest rate swaps as required by the terms of our debt agreements. The interest rate swaps related to the Solar Asset Backed Notes, Series 2018-2 are designated as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded in other comprehensive (loss) income, or OCI, and will subsequently be reclassified to interest expense over the life of the related debt facility as interest payments are made. As interest payments for the associated debt agreement and derivatives are recognized, we include the effect of these payments in cash flows from operating activities within the consolidated statements of cash flows. The interest rate swaps related to the Aggregation Facility are not designated as hedge instruments, and any changes in fair value are accounted for in other (income) expense, net. Derivative instruments may be offset under master netting arrangements.

We adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12, effective January 1, 2018. This update made targeted improvements to accounting for hedging activities by simplifying certain documentation and assessment requirements and eliminating the requirement to separately measure and report hedge ineffectiveness. We applied this update using a modified retrospective method to eliminate the separate measurement of hedge ineffectiveness by recording a cumulative-effect adjustment to retained earnings as of January 1, 2018.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. We accrue an estimated loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether an accrual is required or should be adjusted or whether a range of possible loss should be disclosed.

Non-Controlling Interests and Redeemable Non-Controlling Interests

Non-controlling interests and redeemable non-controlling interests represent fund investors’ interests in the net assets of certain consolidated investment funds that we have entered into in order to finance the costs of solar energy systems under long-term customer contracts. We have determined that the provisions in the contractual arrangements of the investment funds represent substantive profit-sharing arrangements, which give rise to the non-controlling interests and redeemable non-controlling interests. We have further determined that the appropriate methodology for attributing income and loss to the non-controlling interests and redeemable non-controlling interests each period is a balance sheet approach using the HLBV method. Under the HLBV method, the amounts of income and loss attributed to the non-controlling interests and redeemable non-controlling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements for these structures, assuming the net assets of these funding structures were liquidated at recorded amounts. The fund investors’ non-controlling interests in the results of operations of these funding structures are determined as the difference in the non-controlling interests’ and redeemable non-controlling interests’ claims under the HLBV method at the start and end of each reporting period, after considering any capital transactions, such as contributions or distributions, between the fund and the fund investors.

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $219.6 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 10—Debt Obligations and Note 12—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings, and from cash inflows from operations.

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

Sources of Funds

Investment Fund Commitments

As of February 28, 2019, we had raised 25 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.9 billion. The undrawn committed capital for these funds as of February 28, 2019 was approximately $176 million, which we estimate will fund approximately 86 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of December 31, 2018 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	342,833	—	5.4	August 2023
2017 Term loan facility	188,922	—	6.0	January 2035
Forward flow loan facility	58,425	71,575	5.2	(4)
Credit agreement	1,283	—	6.5	February 2023
Revolving lines of credit
Aggregation facility	50,000	325,000	5.7	September 2020
Working capital facility(5)	136,100	—	5.6	March 2020
Total debt	$1,240,389	$396,575

(1)

The interest rate disclosed in the table above is a weighted-average rate. The Series 2018-1 Notes are comprised of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.

(2)

The Series 2018-2 Notes are comprised of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted average spread for all 2018-2 Notes of 2.95%.

(3)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $326.8 million of the principal borrowings. See Note 11—Derivative Financial Instruments..
(4)

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than October 31, 2019

(5)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 10—Debt Obligations for additional details regarding the debt facilities outstanding at December 31, 2018.

Revenue from Operations

In the year ended December 31, 2018, we generated $174.1 million in revenue from operating leases and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition and during 2018 we received $114.4 million related to System Sales. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017
Net cash (used in) provided by:	(In thousands)
Operating activities	$(45,655)	$(33,854)
Investing activities	(329,103)	(271,175)
Financing activities	510,716	336,528
Net increase in cash and cash equivalents, including restricted amounts	$135,958	$31,499

Operating Activities

In 2018, we had a net cash outflow from operations of $45.7 million. This was primarily due to outflows of $70.1 million from our net loss excluding noncash and non-operating items and $24.4 million of inflows from changes in working capital.

Investing Activities

In 2018, we used $329.1 million in investing activities primarily due to $331.7 million in costs associated with the design, acquisition and installation of solar energy systems. These outflows were partially offset by $3.4 million in proceeds from disposals of solar energy systems and property and equipment.

Financing Activities

In 2018, we generated $510.7 million from financing activities, of which $984.4 million represented proceeds from long-term debt and $300.7 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds. These proceeds were partially offset by repayments of long-term debt of $700.1 million, distributions to non-controlling interests and redeemable non-controlling interests of $54.7 million and payments for offering costs of $21.2 million.

Contractual Obligations

Our contractual commitments and obligations were as follows as of December 31, 2018:

	Payments Due by Period(1)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt	$12,450	$214,084	$375,720	$638,135	$1,240,389
Interest payments related to long-term debt(2)	68,529	117,911	103,594	167,755	457,789
Distributions payable to non-controlling interests and redeemable non-controlling interests(3)	7,846	—	—	—	7,846
Capital lease obligations and interest	2,069	490	32	—	2,591
Operating lease obligations	11,250	23,472	19,493	63,762	117,977
Total	$102,144	$355,957	$498,839	$869,652	$1,826,592

(1)

Does not include amounts related to redeemable put options held by fund investors. The redemption price for the fund investors’ interest in the respective fund is equal to the sum of: (1) any unpaid, accrued priority return, and (2) the greater of: (a) a fixed price and (b) the fair market value of such interest at the date the option is exercised. Due to uncertainties associated with estimating the timing and amount of the redemption price, we cannot determine the potential future payments that we could have to make under these redemption options. For additional information regarding the redeemable put options, see Note 13—Redeemable Non-Controlling Interests and Equity and Preferred Stock to our consolidated financial statements. As of December 31, 2018, all fund investors have contributed an aggregate of $1,565.3 million into the funds. For additional information regarding our investment funds, see Note 12—Investment Funds to our consolidated financial statements.

(2)	Interest payments related to long-term debt are calculated and estimated for the periods presented based on the amount of debt outstanding and the interest rates as of December 31, 2018.
(3)

Does not include any potential contractual obligations that may arise as a result of the contractual guarantees we have made with certain investors in our investment funds. The amounts of any potential payments we may be required to make depend on the amount and timing of future distributions to the relevant fund investors and the ITCs that accrue to such investors from the funds’ activities. Due to uncertainties associated with estimating the timing and amounts of distributions and likelihood of an event that may trigger repayment of any forfeiture or recapture of ITCs to such investors, we cannot determine the potential maximum future payments that we could have to make under these guarantees. As a result of these guarantees, as of December 31, 2018, we were required to hold a minimum balance of $10.0 million in the aggregate, which is classified as restricted cash and cash equivalents on our consolidated balance sheet. For additional information, see Note 12—Investment Funds to our consolidated financial statements.

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

Emerging Growth Company Status

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item 7A as we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vivint Solar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivint Solar, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, redeemable non-controlling interests and equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah

March 5, 2019

Vivint Solar, Inc.

Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$219,591	$108,452
Accounts receivable, net	14,207	19,665
Inventories	13,257	22,597
Prepaid expenses and other current assets	31,201	34,049
Total current assets	278,256	184,763
Restricted cash and cash equivalents	71,305	46,486
Solar energy systems, net	1,938,874	1,673,532
Property and equipment, net	10,730	15,078
Prepaid tax asset, net	—	505,883
Other non-current assets, net	28,090	38,187
TOTAL ASSETS(1)	$2,327,255	$2,463,929
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$45,929	$40,899
Distributions payable to non-controlling interests and redeemable non-controlling interests	7,846	16,437
Accrued compensation	25,520	20,992
Current portion of long-term debt	12,155	13,585
Current portion of deferred revenue	30,199	41,846
Current portion of capital lease obligation	1,921	4,166
Accrued and other current liabilities	42,860	29,675
Total current liabilities	166,430	167,600
Long-term debt, net of current portion	1,203,282	925,964
Deferred revenue, net of current portion	13,524	29,200
Capital lease obligation, net of current portion	505	1,599
Deferred tax liability, net	437,120	342,382
Other non-current liabilities	24,610	13,674
Total liabilities(1)	1,845,471	1,480,419
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	119,572	122,444
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 authorized, 120,114 shares issued and outstanding as of December 31, 2018; 1,000,000 authorized, 115,099 shares issued and outstanding as of December 31, 2017	1,201	1,151
Additional paid-in capital	574,248	559,788
Accumulated other comprehensive (loss) income	(7,223)	6,905
(Accumulated deficit) retained earnings	(279,631)	213,107
Total stockholders' equity	288,595	780,951
Non-controlling interests	73,617	80,115
Total equity	362,212	861,066
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,327,255	$2,463,929

(1)

The Company’s consolidated assets as of December 31, 2018 and 2017 include $1,835.8 million and $1,516.2 million consisting of assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,752.3 million and $1,486.0 million as of December 31, 2018 and 2017; cash and cash equivalents of $62.4 million and $17.3 million as of December 31, 2018 and 2017; accounts receivable, net, of $6.6 million and $5.1 million as of December 31, 2018 and 2017; other non-current assets, net of $10.9 million and $6.8 million as of December 31, 2018 and 2017; restricted cash and cash equivalents of $2.4 million and $0 as of December 31, 2018 and 2017; and prepaid expenses and other current assets of $1.3 million and $1.0 million as of December 31, 2018 and 2017. The Company’s consolidated liabilities as of December 31, 2018 and 2017 included $80.8 million and $58.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include long-term debt of $55.0 million and $0 as of December 31, 2018 and 2017; deferred revenue of $12.0 million and $36.0 million as of December 31, 2018 and 2017; distributions payable to non-controlling interests and redeemable non-controlling interests of $7.8 million and $16.4 million as of December 31, 2018 and 2017; accrued and other current liabilities of $4.9 million and $4.5 million as of December 31, 2018 and 2017; and other non-current liabilities of $1.0 million and $1.4 million as of December 31, 2018 and 2017. For further information see Note 12—Investment Funds.

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenue:
Operating leases and incentives	$174,066	$150,862
Solar energy system and product sales	116,255	117,166
Total revenue	290,321	268,028
Cost of revenue:
Cost of revenue—operating leases and incentives	164,920	141,305
Cost of revenue—solar energy system and product sales	83,375	88,977
Total cost of revenue	248,295	230,282
Gross profit	42,026	37,746
Operating expenses:
Sales and marketing	58,950	38,696
Research and development	1,867	3,340
General and administrative	93,703	79,957
Total operating expenses	154,520	121,993
Loss from operations	(112,494)	(84,247)
Interest expense, net	65,308	64,264
Other (income) expense, net	(4,538)	352
Loss before income taxes	(173,264)	(148,863)
Income tax expense (benefit)	106,299	(157,333)
Net (loss) income	(279,563)	8,470
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(263,971)	(200,628)
Net (loss attributable) income available to common stockholders	$(15,592)	$209,098
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.13)	$1.85
Diluted	$(0.13)	$1.77
Weighted-average shares used in computing net (loss attributable) income available per share to common stockholders:
Basic	117,565	113,132
Diluted	117,565	118,268

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2018	2017
Net (loss) income available to common stockholders	$(15,592)	$209,098
Other comprehensive loss:
Unrealized losses on cash flow hedging instruments (net of tax effect of $(606) and $(562) in 2018 and 2017)	(1,705)	(843)
Less: Interest income on derivatives recognized into earnings (net of tax effect of $5,860 and $78 in 2018 and 2017)	15,741	117
Total other comprehensive loss	(17,446)	(726)
Comprehensive (loss) income	$(33,038)	$208,372

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

	Redeemable				Accumulated	Retained
	Non-			Additional	Other	Earnings	Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’	Controlling	Total
	Interests	Shares	Amount	Capital	(Loss) Income	Deficit)	Equity	Interests	Equity
Balance — January 1, 2017	$129,676	110,245	$1,102	$542,348	$7,631	$5,217	$556,298	$110,536	$666,834
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	2,014	—	(1,208)	806	—	806
Stock-based compensation expense	—	—	—	12,917	—	—	12,917	—	12,917
Issuance of common stock, net	—	4,854	49	588	—	—	637	—	637
Contributions from non-controlling interests and redeemable non-controlling interests	65,062	—	—	—	—	—	—	148,666	148,666
Distributions to non-controlling interests and redeemable non-controlling interests	(7,566)	—	—	—	—	—	—	(39,984)	(39,984)
Acquisition of redeemable non-controlling interests	(3,203)	—	—	1,921	—	—	1,921	—	1,921
Total other comprehensive loss	—	—	—	—	(726)	—	(726)	—	(726)
Net (loss) income	(61,525)	—	—	—	—	209,098	209,098	(139,103)	69,995
Balance — December 31, 2017	122,444	115,099	1,151	559,788	6,905	213,107	780,951	80,115	861,066
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	3,318	(477,146)	(473,828)	—	(473,828)
Stock-based compensation expense	—	—	—	13,163	—	—	13,163	—	13,163
Issuance of common stock, net	—	5,015	50	1,297	—	—	1,347	—	1,347
Contributions from non-controlling interests and redeemable non-controlling interests	79,354	—	—	—	—	—	—	221,388	221,388
Distributions to non-controlling interests and redeemable non-controlling interests	(9,813)	—	—	—	—	—	—	(36,328)	(36,328)
Total other comprehensive loss	—	—	—	—	(17,446)	—	(17,446)	—	(17,446)
Net loss	(72,413)	—	—	—	—	(15,592)	(15,592)	(191,558)	(207,150)
Balance — December 31, 2018	$119,572	120,114	$1,201	$574,248	$(7,223)	$(279,631)	$288,595	$73,617	$362,212

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(279,563)	$8,470
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	69,634	61,164
Deferred income taxes	106,862	(52,828)
Stock-based compensation	13,163	12,917
Loss on solar energy systems and property and equipment	7,400	6,858
Non-cash interest and other expense	17,006	9,422
Reduction in lease pass-through financing obligation	(4,433)	(4,515)
(Gains) losses on interest rate swaps	(148)	359
Changes in operating assets and liabilities:
Accounts receivable, net	5,458	(7,007)
Inventories	9,340	(11,312)
Prepaid expenses and other current assets	2,805	10,864
Prepaid tax asset, net	—	(86,409)
Other non-current assets, net	(7,828)	(5,502)
Accounts payable	1,898	(285)
Accrued compensation	4,762	495
Deferred revenue	(926)	16,756
Accrued and other liabilities	8,915	6,699
Net cash used in operating activities	(45,655)	(33,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(331,716)	(276,651)
Payments for property and equipment	(766)	(672)
Proceeds from disposals of solar energy systems and property and equipment	3,379	2,428
Proceeds from state tax credits	—	3,720
Net cash used in investing activities	(329,103)	(271,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	300,742	213,728
Distributions paid to non-controlling interests and redeemable non-controlling interests	(54,732)	(47,289)
Proceeds from long-term debt	984,425	356,750
Payments on long-term debt	(700,143)	(172,495)
Payments for offering costs	(21,209)	(13,917)
Proceeds from lease pass-through financing obligation	3,609	3,581
Principal payments on capital lease obligations	(3,323)	(4,467)
Proceeds from issuance of common stock	1,347	637
Net cash provided by financing activities	510,716	336,528
NET INCREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	135,958	31,499
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	154,938	123,439
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$290,896	$154,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net	$42,928	$51,127
Cash recovered from income taxes, net	$(11,194)	$(33,245)
NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued distributions to non-controlling interests and redeemable non-controlling interests	$(8,591)	$261
Costs of solar energy systems included in changes in accounts payable, accounts payable—related party, accrued compensation and accrued and other liabilities	$8,503	$610
Vehicles acquired under capital leases	$1,622	$874
Receivable for tax credit recorded as a reduction to solar energy system costs	$7	$102

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

Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications did not have a significant impact on the consolidated financial statements. On the consolidated balance sheets, intangible assets, net are now included within other non-current assets, net, and accounts payable—related party, which are not material, are now included within accounts payable. See Note 16—Related Party Transactions for additional information on related party transactions. On the consolidated statements of operations, amortization of intangible assets is now included within general and administrative expenses. On the consolidated statements of cash flows, amortization of intangible assets is now included within depreciation and amortization, the change in accounts payable—related party is now included within the change in accounts payable, the purchase of intangible assets is now included within payments for property and equipment, and the change in restricted cash has been removed as a result of adopting Accounting Standards Update (“ASU”) 2016-18.

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

Restricted Cash

The Company’s guaranty agreements with certain of its fund investors require the maintenance of minimum cash balances of $10.0 million. For additional information, see Note 12—Investment Funds. As of December 31, 2018, the Company also had $61.3 million in required reserves outstanding in separate collateral accounts in accordance with the terms of its various debt obligations. For additional information, see Note 10—Debt Obligations. These minimum cash balances are classified as restricted cash.

The Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), effective January 1, 2018. This update clarified that transfers between cash and restricted cash are not reported as cash flow activities in the statements of cash flows. As such, restricted cash amounts are included with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on the statements of cash flows. The Company applied this update retrospectively, which resulted in an adjustment to the beginning-of-period and end-of-period total amounts on the consolidated statement of cash flows for the year ended December 31, 2017 to include restricted cash balances from those periods.

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

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is composed of the monthly PPA power generation not yet invoiced and the monthly bill rate of Solar Leases as of the end of the reporting period. The Company estimates its allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends and adverse situations that may affect customers’ ability to pay. Revisions to the allowance are recorded as an adjustment to bad debt expense or as a reduction to revenue when collectability is not reasonably assured. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible would be charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. The Company had an allowance for doubtful accounts of $5.2 million and $3.6 million as of December 31, 2018 and 2017.

Inventories

Inventories include solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Inventory is stated at the lower of cost, on a first-in, first-out (“FIFO”) basis, or net realizable value. Upon interconnection to the power grid, solar energy system inventory is removed using the specific identification method. Inventories also include components related to photovoltaic installation products and are stated at the lower of cost, on an average cost basis, or net realizable value. The Company evaluates its inventory reserves on a quarterly basis and writes down the value of inventories for estimated excess and obsolete inventories based on assumptions about future demand and market conditions. See Note 4—Inventories.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The associated concentration risk for cash and cash equivalents is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. Approximately 39% of accounts receivable, net as of December 31, 2018 was due from three third-party loan providers that offer financing to System Sales customers. The Company does not require collateral or other security to support accounts receivable. The Company is not dependent on any single customer outside of the third-party loan providers.

The Company purchases solar panels, inverters and other system components from a limited number of suppliers. Three suppliers accounted for approximately 97% of the solar photovoltaic module purchases for the year ended December 31, 2018. Three suppliers accounted for approximately 99% of the Company’s inverter purchases for the year ended December 31, 2018. If these suppliers fail to satisfy the Company’s requirements on a timely basis or if the Company fails to develop, maintain and expand its relationship with these suppliers, the Company could suffer delays in being able to deliver or install its solar energy systems, experience a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

Megawatts installed in California accounted for approximately 38% and 31% of total megawatts installed for the years ended December 31, 2018 and 2017. Megawatts installed in the Northeastern United States accounted for approximately 32% and 35% of total megawatts installed for the years ended December 31, 2018 and 2017. Future operations could be affected by changes in the economic conditions in these and other geographic areas, by changes in materials costs, by changes in the demand for renewable energy generated by solar energy systems or by changes or eliminations of solar energy related government incentives.

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

Investment Tax Credits (ITCs)

The Company applies for and receives ITCs under Section 48(a) of the Internal Revenue Code. The amount of the ITC is equal to 30% of the basis of eligible solar property. The Company receives all ITCs for solar energy systems that are not sold to customers or placed in its investment funds. The Company accounts for its ITCs as a reduction of income tax expense in the year in which the credits arise. The Company receives minimal allocations of ITCs for solar energy systems placed in its investment funds as the majority of such credits are allocated to the fund investors. Some of the Company’s investment funds obligate it to make certain fund investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs as a result of the Internal Revenue Service’s (the “IRS”) assessment of the fair value of such systems. The Company has concluded that the likelihood of a recapture event related to these assessments is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure.

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

System equipment costs are depreciated and initial direct costs are amortized once the respective systems have been installed, interconnected to the power grid and received permission to operate. The determination of the useful lives of assets included within solar energy systems involves significant management judgment. As of December 31, 2018 and 2017, the Company had recorded costs of $2,134.8 million and $1,803.2 million in solar energy systems, of which $1,999.3 million and $1,717.3 million related to systems that had been interconnected to the power grid, with accumulated depreciation and amortization of $195.9 million and $129.6 million.

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

Intangible Assets

The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life. The Company tests these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization for internal-use software of $0.4 million for each of the years ended December 31, 2018 and 2017.

Other finite-lived intangible assets, which consist of developed technology acquired in business combinations, trademarks/trade names and customer relationships are initially recorded at fair value and presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes trademarks/trade names over 10 years and developed technology over eight years. The Company’s customer relationships intangible asset was amortized over five years and became fully amortized in the year ended December 31, 2018. See Note 7—Intangible Assets.

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

Other Non-Current Assets

Other non-current assets primarily consist of the long-term portion of lease incentive assets, prepaid insurance, advances receivable due from sales representatives, a straight-line lease asset, debt issuance costs and long-term refundable rent deposits. Lease incentives represent cash payments made by the Company to customers in order to finalize long-term customer contracts. The Company has acquired insurance policies to mitigate the risk of ITC recapture. The insurance premiums are being amortized on a straight-line basis over the policy period. The Company provides advance payments of compensation to direct-sales personnel under certain circumstances. The advance is repaid as a reduction of the direct-sales personnel’s future compensation. The Company has established an allowance related to advances to direct-sales personnel who have terminated their employment agreement with the Company. These are non-interest-bearing advances. For Solar Lease agreements, the Company recognizes revenue on a straight-line basis over the lease term and records an asset that represents future customer payments expected to be received. Debt issuance costs represent costs incurred in connection with obtaining revolving debt financings and are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the term of the related financing.

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

Deferred Revenue

Deferred revenue primarily includes cash received in advance of revenue recognition related to System Sales and rebate incentives. A portion of the cash received for System Sales is attributable to administrative services and is deferred over the period that the administrative services are provided. The majority of the cash received for System Sales is deferred until the solar energy systems are interconnected to the local power grids and receive permission to operate. Rebate incentives are received from utility companies and various government agencies and are recognized as revenue over the related lease term of 20 years. See “—Revenue Recognition” for additional information regarding revenue.

Workmanship Accruals and Warranties

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

The Company generally assesses a loss contingency accrual for installation workmanship and provides for the estimated cost at the time that installation is completed. The Company assesses the workmanship accruals regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates. The current portion of this accrual is recorded as a component of accrued and other current liabilities and was $2.6 million and $1.4 million as of December 31, 2018 and 2017. The non-current portion of this accrual is recorded as a component of other non-current liabilities and was $3.9 million and $2.1 million as of December 31, 2018 and 2017.

Derivative Financial Instruments

The Company maintains interest rate swaps as required by the terms of its debt agreements. See Note 10—Debt Obligations. The interest rate swaps related to the Solar Asset Backed Notes, Series 2018-2 are designated as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded in other comprehensive (loss) income (“OCI”) and will subsequently be reclassified to interest expense over the life of the related debt facility as interest payments are made. As interest payments for the associated debt agreement and derivatives are recognized, the Company includes the effect of these payments in cash flows from operating activities within the consolidated statements of cash flows. The interest rate swaps related to the Aggregation Facility are not designated as hedge instruments and any changes in fair value are accounted for in other (income) expense, net. Derivative instruments may be offset under their master netting arrangements. See Note 11—Derivative Financial Instruments.

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

Comprehensive (Loss) Income

Comprehensive (loss) income includes unrealized losses on the Company’s cash flow hedges for the years ended December 31, 2018 and 2017.

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, and its various updates (“Topic 606”) effective January 1, 2018 using the modified retrospective method with a cumulative adjustment to retained earnings as of January 1, 2018. As such, only the results for the year ended December 31, 2018 presented in the Company’s consolidated statements of operations have been reported using the new revenue standard. The Company has applied Topic 606 to all customer contracts not completed by the initial date of application.

As noted above, the Company adopted Topic 606 on a modified retrospective basis. However, if the Company adjusted the comparative period to reflect the adoption of Topic 606, the following adjustments would have been made to the consolidated statement of operations for the year ended December 31, 2017 (in thousands, except per share data):

	As Previously
	Reported	Adjustment	As Adjusted
Revenue	$268,028	$(7,721)	$260,307
Income tax benefit	(157,333)	(2,094)	(159,427)
Net income available to common shareholders	209,098	(5,627)	203,471
Diluted earnings per share	1.77	(0.05)	1.72

Additionally, the following adjustments would have been made to the consolidated balance sheet as of December 31, 2017 (in thousands):

	As Previously
	Reported	Adjustment	As Adjusted
Current portion of deferred revenue	$41,846	$(7,707)	$34,139
Deferred revenue, net of current portion	29,200	(18,690)	10,510
Deferred tax liability, net	342,382	7,160	349,542

Retained earnings	213,107	(19,237)	193,870

The Company recognizes revenue according to the following steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s revenue is composed of operating leases and incentives, and solar energy system and product sales as captioned in the consolidated statements of operations. Operating leases and incentives revenue includes PPA and Solar Lease revenue, solar renewable energy certificates (“SRECs”) sales and rebate incentives. Solar energy system and product sales revenue includes System Sales, which may include structural upgrades in sales contracts and SREC sales related to sold systems, and the sale of photovoltaic installation products. Revenue is recorded net of any sales tax collected.

Operating Leases and Incentives Revenue

The Company enters into PPAs with residential customers, under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage. Customers have not historically been charged for installation or activation of the solar energy system. For all PPAs, the Company assesses the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay. The Company has determined that PPAs should be accounted for as operating leases. As PPA customer payments are dependent on power generation, they are considered contingent rentals and are excluded from future minimum annual lease payments. PPA revenue is recognized based on the actual amount of power generated at rates specified under the contracts.

The Company also offers solar energy systems to customers pursuant to Solar Leases in certain markets. The customer agreements are structured as Solar Leases due to local regulations that can be read to prohibit the sale of electricity pursuant to the Company’s standard PPA. Pursuant to Solar Leases, the customers’ monthly payments are a pre-determined amount calculated based on the expected solar energy generation by the system and typically have included an annual fixed percentage price escalation over the period of the contracts, which is 20 years. The Company provides its Solar Lease customers a performance guarantee, under which the Company agrees to refund certain payments at the end of each year to the customer if the solar energy system does not meet a guaranteed production level in the prior 12-month period. The guaranteed production levels have varying terms. Dependent on the level of the production guarantee, the Company either (1) recognizes revenue on the contracted payments on a straight-line basis over the initial term of the lease, or (2) recognizes the monthly lease payments as revenue and records a solar energy performance guarantee liability due to the contingent nature of the lease payments. A significant majority of Solar Leases are recognized on a straight-line basis. Solar energy performance guarantee liabilities were $0.2 million and $0.1 million as of December 31, 2018 and 2017. Solar energy performance guarantees are recognized as contra-revenue in the period in which the liabilities are recorded.

At times the Company makes nominal cash payments to customers in order to facilitate the finalization of long-term customer contracts and the installation of related solar energy systems. These cash payments are considered lease incentives that are deferred and recognized over the term of the contract as a reduction of revenue.

The Company currently accounts for PPAs, Solar Leases, and associated rebates and incentives as minimum lease payments from operating leases under ASC 840, Leases. However, the Company has determined that these agreements do not meet the definition of a lease under ASC 842, Leases, and these agreements will be accounted for in accordance with Topic 606 after the adoption of ASC 842. The revenue associated with these contracts with customers is currently shown together on the consolidated statement of operations as revenue from operating leases and incentives. The Company will adopt ASC 842 effective January 1, 2019. The Company has determined that under Topic 606 there will be no change from current revenue recognition practices for its PPA revenue stream. For the Company’s Solar Leases, the Company has concluded that the impact of adopting Topic 606 will be immaterial. Revenue from all of the Company’s Solar Leases will be recognized on a straight-line basis over the contractual term; currently a significant majority of Solar Leases are already recognized on a straight-line basis. The Company has also concluded that there will be no material change related to the timing of revenue recognition for rebates and incentives.

Future minimum annual lease receipts due from customers under Solar Leases as of December 31, 2018 are as follows (in thousands):

Years Ending December 31,
2019	$7,551
2020	7,770
2021	7,995
2022	8,227
2023	8,466
Thereafter	132,668
Total minimum lease payments	$172,677

The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it has installed. When SRECs are granted, the Company typically sells them to other companies directly, or to brokers, to assist them in meeting their own mandatory emission reduction or conservation requirements. The Company recognizes revenue related to the sale of these certificates upon delivery, assuming the other revenue recognition criteria discussed above are met. Total SREC revenue was $44.1 million and $33.8 million for the years ended December 31, 2018 and 2017.

Solar Energy System and Product Sales

The Company has analyzed the impact of Topic 606 on System Sales and other product sales and has concluded that the revenue recognition associated with these product sales did not change in the consolidated financial statements. The Company will continue to show this revenue stream as solar energy system and product sales in the consolidated statement of operations. The Company’s principal performance obligation for System Sales is to design and install a solar energy system that is interconnected to the local power grid and granted permission to operate to the customer. When the solar energy system has been granted permission to operate, the customer retains all of the significant risks and rewards of ownership of the solar energy system. For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed in service. The Company collects cash during the installation process and recognizes revenue for System Sales and other product sales at the placed in-service date or product delivery date less any revenue allocated to monitoring services. The Company allocates a portion of the transaction price to the monitoring services by estimating the fair market price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of December 31, 2018 and 2017, the Company had allocated deferred revenue of $3.3 million and $2.1 million to monitoring services that will be recognized over the term of the monitoring services. All costs to obtain and fulfill contracts associated with System Sales and other product sales are expensed as a cost of revenue when the Company has fulfilled its performance obligation and the products have been placed into service or delivered to the customer.

Lease Pass-Through Arrangement

The Company has assessed the impact of Topic 606 as it relates to the sales of ITCs through its lease pass-through fund arrangement. The Company has concluded that revenue related to the sale of ITCs through its lease pass-through arrangement is recognized when the related solar energy systems are placed in service as the Company has completed its performance obligation to transfer ITCs to the fund investors at that time. The fund investors contributed cash to the investment fund during the installation process as payment for the ITCs. The transaction price for the ITCs was estimated using the tax credit rate of 30% multiplied by the fair market value of the solar energy systems that were placed into service in the lease pass-through fund. All of the related solar energy systems were placed in service and all related revenue would have been recognized prior to September 30, 2016 under Topic 606. Prior to the adoption of Topic 606, the Company recognized this revenue evenly over the five-year ITC recapture period. Under Topic 606, this earlier recognition of the ITC lease pass-through revenue decreased revenue for the year ended December 31, 2018 by $7.7 million and would have decreased revenue for the year ended December 31, 2017 by $7.7 million. As all ITC sales revenue would have been recognized prior to September 30, 2016 under Topic 606, there is no deferred revenue related to ITC sales recorded after the adoption date of January 1, 2018, and there would have been no deferred revenue as of December 31, 2017. As shown above, the cumulative adjustment related to ITC revenue recognized into retained earnings, net of tax, as of January 1, 2018 was $19.2 million.

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

Cost of Revenue—Solar Energy System and Product Sales

Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs for System Sales, photovoltaic installation products and structural upgrades. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the local power grid.

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. The Company’s advertising costs were $3.6 million and $2.3 million for the years ended December 31, 2018 and 2017.

Vivint Related Party Expenses

The Company has historically relied on the technical support of Vivint, Inc. (“Vivint”) to run its business. The Company used certain of Vivint’s information technology and infrastructure until transitioning off in July 2017. The Company has entered into a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market. The fees under these agreements were allocated to the Company on a basis that was considered to reasonably reflect the utilization of the services provided to, or the benefit obtained by, the Company. For additional information, see Note 16—Related Party Transactions.

Other (Income) Expense, Net

For the year ended December 31, 2018, other (income) expense, net primarily includes changes in fair value for the Company’s interest rate swaps not designated as hedges and a payment received as an initial distribution on one of the Company’s legal proceedings. For the year ended December 31, 2017, other (income) expense, net primarily includes changes in fair value for the ineffective portions of the cash flow hedges and the interest rate swaps not designated as hedges. Changes in the fair value of the Company’s interest rate swaps are recorded in other (income) expense, net each reporting period when the interest rate swaps are marked to market.

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

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), effective January 1, 2018 using the modified retrospective method. With the adoption of ASU 2016-16, the Company now accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur. Prior to the adoption of ASU 2016-16, any tax expense incurred related to these intra-entity sales was deferred and amortized over the estimated useful life of the underlying solar energy systems, which was estimated to be 30 years. Accordingly, the Company had recorded a prepaid tax asset, net, of $505.9 million as of December 31, 2017, which was removed as of January 1, 2018 by recording a cumulative adjustment to retained earnings of $493.1 million and to deferred tax liability, net of $12.8 million. As the Company used the modified retrospective method to apply ASU 2016-16, only the current periods presented in the Company’s consolidated statements of operations have been reported using the new accounting standard.

The adoption of ASU 2016-16 had the following effect on the Company’s consolidated statement of operations for the year ended December 31, 2018 (in thousands, except per share data):

	Year Ended December 31, 2018
	Pre-Adoption	Effect of
	Accounting	Adoption	As Reported
Income tax expense	$39,041	$67,258	$106,299
Net loss	(212,305)	(67,258)	(279,563)
Net loss attributable to common shareholders	51,666	(67,258)	(15,592)
Basic earnings per share	0.44	(0.57)	(0.13)
Diluted earnings per share	0.42	(0.55)	(0.13)

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

Post-Employment Benefits

The Company sponsors a 401(k) Plan that covers all of the Company’s eligible employees. The Company did not provide a discretionary company match to employee contributions during any of the periods presented.

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

Segment Information

The Company’s chief operating decision maker is its chief executive officer. The chief executive officer reviews financial information for purposes of allocating resources and evaluating financial performance. The Company has one business activity, providing solar energy services and products to customers. Accordingly, the Company has a single operating and reporting segment.

Recent Accounting Pronouncements

During 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-20, ASU 2018-11 and ASU 2018-10, which clarify aspects of the guidance in ASU 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update primarily changes the recognition by lessees of lease assets and liabilities for leases currently classified as operating leases. Lessor accounting remains largely unchanged. This update is effective in fiscal years beginning after December 15, 2018 for public business entities. The amendments are required to be applied using a modified retrospective approach. However, ASU 2018-11 provides an additional transition method under which an entity will apply the updates in ASU 2016-02 as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. Under this additional transition method, periods ending prior to January 1, 2019 will be presented in accordance with ASC 840, and periods ending after January 1, 2019 will be presented in accordance with ASC 842. The Company will adopt this standard effective January 1, 2019 and plans to utilize the transition method permitted by ASU 2018-11. As discussed above with regard to the Company’s policies for revenue recognition, the Company’s PPAs and Solar Leases will no longer be considered leases under Topic 842 and will be accounted for under ASC 606. The Company does not expect that change to have a material effect on the timing and pattern of revenue recognition for PPAs and Solar Leases. Upon adoption of Topic 842, the Company will no longer capitalize initial direct costs. Instead, the Company will capitalize costs to obtain a contract which meet the “incremental” criteria defined in Topic 606. These costs will be amortized over the period of benefit to sales and marketing expense on the consolidated statements of operations. The Company has operating leases in which it is the lessee that will be affected by this update and the Company is still evaluating the full impact on its consolidated financial statements and related disclosures. The impact is not expected to be significant to the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payments to nonemployees. Under current guidance, the measurement date for nonemployee equity awards is not established until the nonemployee’s performance is complete. This update states that the measurement date for nonemployee equity awards will now be established at the grant date. This amendment is effective for annual periods beginning after December 15, 2018 and is applied through a modified retrospective method with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company has outstanding nonemployee equity awards that will be affected by this update. The Company currently marks all nonemployee awards to market at each reporting period and has determined that the impact of adopting this ASU is immaterial.

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

3.Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities included on the consolidated balance sheets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$130	$—	$130

Financial Liabilities
Interest rate swaps	$—	$11,146	$—	$11,146

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$14,028	$—	$14,028

Financial Liabilities
Interest rate swaps	$—	$1,280	$—	$1,280

The interest rate swaps (Level 2) were valued using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. During 2018, the Company settled the interest rate swaps associated with its 2016 Term Loan Facility and Aggregation Facility. The settlement of the interest rate swaps on the 2016 Term Loan Facility, which were designated as hedges, resulted in a $22.5 million realized gain that was recorded as a reduction to interest expense. The settlement of the interest rate swaps on the Aggregation Facility, which were not designated as hedges, resulted in a $2.0 million realized gain that was recorded as other income. The Company has since opened new interest rate swaps for its Aggregation Facility, which are not designated as hedges, the fair value of which is represented in financial liabilities above. During the year ended December 31, 2018 the Company also opened interest rate swaps for its Solar Asset Backed Notes, Series 2018-2, which are designated as hedges, the fair value of which is represented in financial liabilities above.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$587,358	$587,358	$757,044	$757,044
Fixed-rate long-term debt	653,031	673,917	199,063	238,618
Total	$1,240,389	$1,261,275	$956,107	$995,662

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

4.Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Solar energy systems held for sale	$12,321	$21,971
Photovoltaic installation products	936	626
Total inventories	$13,257	$22,597

Solar energy systems held for sale are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a FIFO basis, or net realizable value. Photovoltaic installation products are stated at the lower of cost, on an average cost basis, or net realizable value.

5.Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
System equipment costs	$1,667,440	$1,437,419
Initial direct costs related to solar energy systems	435,084	336,136
	2,102,524	1,773,555
Less: Accumulated depreciation and amortization	(195,890)	(129,640)
	1,906,634	1,643,915
Solar energy system inventory	32,240	29,617
Solar energy systems, net	$1,938,874	$1,673,532

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation and amortization expense related to solar energy systems of $66.3 million and $55.8 million for the years ended December 31, 2018 and 2017.

6.Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	December 31,	December 31,
	Useful Lives	2018	2017
Leasehold improvements	1-12 years	$10,560	$15,071
Vehicles acquired under capital leases	3-5 years	6,907	15,113
Furniture and computer and other equipment	3 years	3,816	6,492
		21,283	36,676
Less: Accumulated depreciation and amortization		(10,553)	(21,598)
Property and equipment, net		$10,730	$15,078

The Company recorded depreciation and amortization expense related to property and equipment of $4.8 million and $8.4 million for the years ended December 31, 2018 and 2017.

The Company leases fleet vehicles that are accounted for as capital leases and are included in property and equipment, net. Of total property and equipment depreciation and amortization, depreciation on vehicles under capital leases of $2.0 million and $3.6 million was capitalized in solar energy systems, net for the years ended December 31, 2018 and 2017.

Future minimum lease payments for vehicles under capital leases as of December 31, 2018 were as follows (in thousands):

Years Ending December 31,
2019	$2,069
2020	466
2021	24
2022	32
2023	—
Thereafter	—
Total minimum lease payments	2,591
Less: interest	165
Present value of capital lease obligations	2,426
Less: current portion	1,921
Long-term portion	$505

7.Intangible Assets

Net intangible assets are included in other non-current assets, net and consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Cost:
Internal-use software	$1,020	$1,314
Developed technology	522	522
Trademarks/trade names	201	201
Customer relationships	—	164
Total carrying value	1,743	2,201
Accumulated amortization:
Internal-use software	(781)	(872)
Developed technology	(324)	(258)
Trademarks/trade names	(99)	(79)
Customer relationships	—	(130)
Total accumulated amortization	(1,204)	(1,339)
Total intangible assets, net	$539	$862

The Company recorded amortization expense of $0.5 million and $0.6 million for the years ended December 31, 2018 and 2017, which is included within general and administrative expense on the consolidated statements of operations.

As of December 31, 2018, expected amortization expense for the unamortized intangible assets was as follows (in thousands):

Years Ending December 31,
2019	$208
2020	161
2021	130
2022	20
2023	20
Thereafter	—
Total	$539

8.Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued payroll	$16,352	$13,064
Accrued commissions	9,168	7,928
Total accrued compensation	$25,520	$20,992

9.Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued unused commitment fees and interest	$14,102	$7,445
Accrued professional fees	6,150	3,977
Current portion of lease pass-through financing obligation	5,038	4,931
Accrued inventory	4,380	4,122
Accrued workers' compensation	4,033	1,446
Sales, use and property taxes payable	3,132	3,046
Workmanship accrual	2,630	1,359
Current portion of deferred rent	951	937
Other accrued expenses	2,444	2,412
Total accrued and other current liabilities	$42,860	$29,675

10.Debt Obligations

Debt obligations consisted of the following as of December 31, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$(74)	$(9,172)	$3,655	$449,925	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	342,833	(6)	(7,388)	294	335,145	—	5.4	August 2023
2017 Term loan facility	188,922	(170)	(4,614)	6,679	177,459	—	6.0	January 2035
Forward flow loan facility	58,425	(43)	(3,365)	1,512	53,505	71,575	5.2	(4)
Credit agreement	1,283	(2)	(118)	15	1,148	—	6.5	February 2023
Revolving lines of credit(5)
Aggregation facility	50,000	—	—	—	50,000	325,000	5.7	September 2020
Working capital facility(6)	136,100	—	—	—	136,100	—	5.6	March 2020
Total debt	$1,240,389	$(295)	$(24,657)	$12,155	$1,203,282	$396,575

Debt obligations consisted of the following as of December 31, 2017 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
2017 Term loan facility	$197,764	$(176)	$(4,990)	$6,644	$185,954	$—	6.0%	January 2035
2016 Term loan facility	287,919	(141)	(7,623)	4,962	275,193	—	4.3	August 2021
Subordinated HoldCo facility	197,625	(35)	(3,451)	1,965	192,174	—	9.3	March 2020
Credit agreement	1,299	(2)	(140)	14	1,143	—	6.5	February 2023
Revolving lines of credit(5)
Aggregation facility	135,000	—	—	—	135,000	240,000	4.7	September 2020
Working capital facility(6)	136,500	—	—	—	136,500	—	4.8	March 2020
Total debt	$956,107	$(354)	$(16,204)	$13,585	$925,964	$240,000

(1)

The interest rate disclosed in the table above is a weighted-average rate. The Series 2018-1 Notes are comprised of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.

(2)

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
(4)

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than October 31, 2019.

(5)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(6)

Facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of December 31, 2018.

Solar Asset Backed Notes, Series 2018-1

In June 2018, a wholly owned subsidiary of the Company issued an aggregate principal amount of $400.0 million of Solar Asset Backed Notes, Series 2018-1, Class A (the “2018-1 Class A Notes”) and an aggregate principal amount of $66.0 million of Solar Asset Backed Notes, Series 2018-1, Class B (the “2018-1 Class B Notes”) and together with the 2018-1 Class A Notes, (the “2018-1 Notes”). The 2018-1 Class A Notes accrue interest at a fixed rate of 4.73% and have an anticipated repayment date of October 30, 2028. The 2018-1 Class B Notes accrue interest at a fixed rate of 7.37% and have an anticipated repayment date of October 30, 2028.

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of December 31, 2018, the Company had $13.5 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

Solar Asset Backed Notes, Series 2018-2

In June 2018, a wholly owned subsidiary of the Company issued an aggregate principal amount of $296.0 million of Solar Asset Backed Notes, Series 2018-2, Class A (the “2018-2 Class A Notes”) and an aggregate principal amount of $49.0 million of Solar Asset Backed Notes, Series 2018-2, Class B (the “2018-2 Class B Notes”) and together with the 2018-2 Class A Notes, (the “2018-2 Notes”). The 2018-2 Class A Notes accrue interest at a variable spread over the London Interbank Offered Rate (“LIBOR”) that is intended to result in a weighted average spread for all 2018-2 Notes of 2.95%. The 2018-2 Class B Notes accrue interest at a spread over LIBOR of 4.75% or, if no 2018-2 Class A Notes are outstanding, 2.95%. The Company entered into an interest rate swap concurrent with the issuance of the 2018-2 Notes that results in an implied all-in interest rate of approximately 5.95%. See Note 11—Derivative Financial Instruments. The 2018-2 Notes have a stated maturity of August 29, 2023.

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of December 31, 2018, the Company had $24.1 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

2016 Term Loan Facility

In June 2018, the Company used proceeds from the issuance of the 2018-1 Notes and 2018-2 Notes to pay off the outstanding balance of $282.3 million on the credit facility entered into by a wholly owned subsidiary of the Company in August 2016 (the “2016 Term Loan Facility”) and terminated the credit agreement. At termination, the outstanding balance was composed of $281.8 million of principal and $0.5 million of accrued interest. The termination of the 2016 Term Loan Facility was accounted for as a debt extinguishment. As such, the remaining $6.9 million of unamortized debt issuance costs related to the 2016 Term Loan Facility were recognized in interest expense during the year ended December 31, 2018. There was no prepayment fee associated with the termination of the 2016 Term Loan Facility.

Subordinated HoldCo Facility

In June 2018, the Company used proceeds from the issuance of the 2018-1 Notes and 2018-2 Notes to pay off the outstanding balance of $206.4 million on the credit facility entered into by a wholly owned subsidiary of the Company in March 2016 (the “Subordinated HoldCo Facility”) and terminated the financing agreement. At termination, the outstanding balance was composed of $196.6 million of principal, $3.9 million of accrued interest, and a prepayment fee of $5.9 million, which was calculated as 3.0% of the outstanding principal balance. The termination of the Subordinated HoldCo Facility was accounted for as a debt extinguishment. As such, the remaining $2.9 million of unamortized debt issuance costs related to the Subordinated HoldCo Facility were recognized in interest expense during the year ended December 31, 2018. The prepayment fee of $5.9 million was also recognized in interest expense during the year ended December 31, 2018.

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of December 31, 2018, the Company had $19.5 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Forward Flow Loan Facility

In August 2018, a subsidiary which is indirectly owned by the Company together with investors, entered into a loan agreement (the “Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $130.0 million. The borrower may make multiple borrowings under the Forward Flow Loan Facility during the availability period, which will continue no later than October 31, 2019. After the availability period, all outstanding loans under the Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. Interest on each loan will accrue at an annual rate equal to the U.S. swap rate for the weighted-average life of such loan, plus an applicable margin equal to the greater of (a) 1.9% plus a spread adjustment based on the risk premium on the borrowing date relative to the market index-based risk premium on the closing date and (b) 1.5%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of December 31, 2018, the Company had $2.4 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Aggregation Facility

In September 2014, a wholly owned subsidiary of the Company entered into an aggregation credit facility (as amended, the “Aggregation Facility”), pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings. Prepayments are permitted under the Aggregation Facility. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.75% after such period. As of December 31, 2018, the Company had $1.6 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Working Capital Facility

In March 2015, a wholly owned subsidiary of the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions. In addition to the outstanding borrowings as of September 30, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.9 million related to insurance contracts. Prepayments are permitted under the Working Capital Facility. Interest accrues on borrowings at a floating rate equal to, depending on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable depending on the type of borrowing at the end of (1) the interest period that the Company may elect as a term, not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. The Company is required to maintain $30.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of December 31, 2018, the Company was in compliance with such covenants.

Scheduled Maturities of Debt

The scheduled maturities of debt as of December 31, 2018 are as follows (in thousands):

2019	$12,450
2020	200,641
2021	13,443
2022	18,553
2023	357,167
Thereafter	638,135
Total	$1,240,389

11.Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	December 31, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$9,884	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,262	Other non-current liabilities
Interest rate swaps	$130	Other non-current assets

	December 31, 2017
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$14,028	Other non-current assets
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,280	Other non-current liabilities

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the 2016 Term Loan Facility, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of the Company’s LIBOR-indexed floating-rate loans. During the year ended December 31, 2018, the Company paid off and terminated the 2016 Term Loan Facility and settled all outstanding interest rate swaps associated with the 2016 Term Loan Facility. As a result of settling the interest rate swaps, which were designated as hedges, the Company realized a $22.5 million gain that was recorded as a reduction to interest expense.

In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. During the second quarter of 2018, the outstanding balance of the Aggregation Facility was paid off, and as a result, the Company settled all outstanding interest rate swaps associated with the Aggregation Facility during that quarter. The settlement of the interest rate swaps, which were not designated as hedges, resulted in a realized gain of $2.0 million that was recorded as other income. As of December 31, 2018, the Company had drawn on the Aggregation Facility again and entered into interest rate swaps with an aggregate notional amount of $40.0 million. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense, net.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of December 31, 2018, the notional amount of these interest rate swaps was $326.8 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in OCI. The amount of AOCI expected to be reclassified to interest expense within the next 12 months is approximately $1.3 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

The Company adopted ASU 2017-12 as of January 1, 2018. Among other changes, this update eliminated the separate measurement of hedge ineffectiveness. The Company adopted this update using a modified retrospective method with a cumulative-effect adjustment to retained earnings as of January 1, 2018. As a result, the Company ceased measuring hedge ineffectiveness beginning January 1, 2018, while prior period measurements remain unchanged. See Note 2—Summary of Significant Accounting Policies. The Company records derivatives at fair value. The losses on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Derivatives designated as cash flow hedges:
Interest rate swaps	$2,311	$1,405

The (gains) losses on derivative financial instruments recognized in the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2018		2017
	Interest expense, net	Other (income) expense, net	Interest expense, net	Other (income) expense, net
Total amounts presented in the income statement line items	$65,308	$(4,538)	$64,264	$352

Derivatives designated as cash flow hedges:
Interest rate swaps
Gains reclassified from AOCI into income	$(21,601)	$—	$(195)	$—
Gains recognized in income - ineffective portion:	—	—	—	(921)
Derivatives not designated as hedging instruments:
Interest rate swaps
(Gains) losses recognized in income	—	(2,420)	—	1,280
Total (gains) losses	$(21,601)	$(2,420)	$(195)	$359

12.Investment Funds

As of December 31, 2018, and 2017, the Company had formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets were as follows (in thousands):

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$62,350	$17,280
Accounts receivable, net	6,593	5,143
Prepaid expenses and other current assets	1,289	952
Total current assets	70,232	23,375
Restricted cash and cash equivalents	2,443	—
Solar energy systems, net	1,752,271	1,486,023
Other non-current assets, net	10,888	6,792
Total assets	$1,835,834	$1,516,190
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$7,846	$16,437
Current portion of long-term debt	1,512	—
Current portion of deferred revenue	2,320	9,176
Accrued and other current liabilities	4,860	4,478
Total current liabilities	16,538	30,091
Long-term debt, net of current portion	53,505	—
Deferred revenue, net of current portion	9,694	26,847
Other non-current liabilities	1,023	1,444
Total liabilities	$80,760	$58,382

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of December 31, 2018 and 2017, the cumulative total of contributions into the VIEs by all investors was $1,565.3 million and $1,264.6 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $55.8 million and $58.2 million as of December 31, 2018 and 2017.

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

The lease pass-through financing obligation is nonrecourse. As of December 31, 2018, the Company had recorded financing liabilities of $5.3 million related to this fund arrangement, which was the lease pass-through financing obligation recorded in other liabilities. As of December 31, 2017, the Company had recorded financing liabilities of $32.1 million related to this fund arrangement, of which $26.4 million was deferred revenue and $5.8 million was the lease pass-through financing obligation recorded in other liabilities.

As of December 31, 2018, the future minimum lease payments to be received from the fund investor under the lease pass-through arrangement for each of the next five years and thereafter were as follows (in thousands):

Years Ending December 31,
2019	$3,034
2020	3,081
2021	3,128
2022	3,175
2023	3,222
Thereafter	763
Total minimum lease payments to be received	$16,403

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the IRS successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of December 31, 2018, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $8.3 million and $2.4 million as of December 31, 2018 and 2017.

From time to time, the Company incurs fees for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $11.9 million and $8.4 million for the years ended December 31, 2018 and 2017. As of December 31, 2018, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of December 31, 2018 and 2017, which is classified as restricted cash and cash equivalents.

13.Redeemable Non-Controlling Interests and Equity and Preferred Stock

Common Stock

The Company has 1.0 billion authorized shares of common stock. As of December 31, 2018 and 2017, the Company had 120.1 million and 115.1 million shares of common stock issued and outstanding.

The Company had shares of common stock reserved for issuance as follows (in thousands):

	December 31,	December 31,
	2018	2017
Shares available for grant under equity incentive plans	13,323	12,774
Restricted stock units issued and outstanding	6,172	6,688
Stock options issued and outstanding	3,394	3,837
Long-term incentive plan	2,706	2,706
Total	25,595	26,005

Redeemable Non-Controlling Interests and Non-Controlling Interests

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

Preferred Stock

In October 2014, the Company authorized 10.0 million shares of preferred stock that is issuable in series. As of December 31, 2018 and 2017, there were no series of preferred stock issued or designated.

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

As of December 31, 2018, a total of 13.3 million shares of common stock were available for grant under the 2014 plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year, equal to the least of 8.8 million shares, 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and an amount of shares as determined by the Company. In accordance with the annual increase, an additional 4.6 million shares became available to grant in January 2018 under the 2014 Plan.

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

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4.1 million shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). Participants in the LTIP are allocated a portion of the LTIP Pools relative to the performance of other participants on a measurement date that is determined once performance conditions are met. As of December 31, 2018, 1.1 million shares of common stock had been awarded to participants under the LTIP and 0.3 million shares had been returned to the 2014 Plan. As of December 31, 2018, 2.7 million shares remained outstanding, which will be granted when certain performance conditions are achieved.

Vesting Terms

As of December 31, 2018, there were 3.4 million time-based stock options and 6.2 million RSUs granted and outstanding under the 2014 Plan. The time-based options are subject to ratable time-based vesting over three to five years. Of the total RSUs outstanding, 4.9 million are subject to ratable time-based vesting over one to four years and 1.3 million vest quarterly or annually over two to four years subject to individual participants’ achievement of quarterly or annual performance goals.

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

Stock Options

Stock Option Activity

Stock option activity for the year ended December 31, 2018 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2017	3,837	$2.01		$8,522
Granted	827	3.93
Exercised	(1,178)	1.14
Cancelled	(92)	2.27
Outstanding—December 31, 2018	3,394	$2.77	7.1	$4,689
Options vested and exercisable—December 31, 2018	1,602	$2.31	5.9	$3,065

The weighted-average grant date fair value of options granted during the years ended December 31, 2018 and 2017 was $3.93 and $2.25 per share. The total intrinsic value of options exercised for the years ended December 31, 2018 and 2017 was $4.4 million and $1.7 million. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock. The total fair value of options vested for the years ended December 31, 2018 and 2017 was $1.7 million, $1.5 million.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition.

The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017
Expected term (in years)	6.2	6.2
Volatility	70.7%	75.3%
Risk-free interest rate	2.8%	2.1%
Dividend yield	0.0%	0.0%

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

RSUs

RSU activity for the year ended December 31, 2018 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2017	6,688	$3.20
Granted	3,986	4.13
Vested	(3,837)	3.09
Forfeited	(665)	3.48
Outstanding at December 31, 2018	6,172	$3.84

The total fair value of RSUs vested was $16.9 million and $12.0 million, for the years ended December 31, 2018 and 2017. The Company determined the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenue	$1,333	$993
Sales and marketing	3,353	4,084
General and administrative	8,344	7,649
Research and development	133	191
Total stock-based compensation	$13,163	$12,917

The recognized income tax benefit related to share-based compensation was $1.4 million for the year ended December 31, 2018. There was no recognized income tax benefit related to share-based compensation for the year ended December 31, 2017.

Unrecognized stock-based compensation expense for time-based stock options and RSUs as of December 31, 2018 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$15,240	1.7
Stock options	1,971	1.8
Total unrecognized stock-based compensation expense	$17,211

15.Income Taxes

Income tax expense (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$(665)	$(9,233)
State	102	(8,864)
Total current benefit	(563)	(18,097)
Deferred:
Federal	79,048	(154,316)
State	27,814	15,080
Total deferred expense (benefit)	106,862	(139,236)
Income tax expense (benefit)	$106,299	$(157,333)

The Company operates in only one federal jurisdiction, the United States. The following table presents a reconciliation of the income tax benefit computed at the statutory federal rate and the Company’s income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2018	2017
Income tax benefit—computed as 21% and 35% of pretax loss in 2018 and 2017	$(36,385)	$(52,102)
Effect of non-controlling interests and redeemable non-controlling interests	55,434	70,219
Amortization of prepaid tax asset	—	15,287
Effect of nondeductible expenses	1,809	2,781
State and local income tax expenses (net of federal benefit)	22,054	4,040
Tax gains on sale of solar energy systems to investment funds	68,683	—
Effect of tax credits	(2,684)	(11,849)
Effect of federal tax rate reduction from 35% to 21%	—	(187,501)
Other	(2,612)	1,792
Income tax expense (benefit)	$106,299	$(157,333)

The TCJA made significant changes to the U.S. tax code, which include, but are not limited to, a reduced U.S. federal corporate tax rate, a provision that limits the amount of deductible interest expense, full expensing of acquired property, limitations on the utilization of NOL carryforwards, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, and the tax year of income inclusion. The Company recorded a provisional net deferred tax benefit of $187.5 million related to the remeasurement of its deferred tax balances to reflect the corporate rate reduction in the period ending December 31, 2017. The Company has completed its analysis of the tax effects of the TCJA and determined there should be no adjustment to the amount previously recorded.

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

	December 31,
	2018	2017
Deferred tax assets:
Accruals and reserves	$7,306	$4,154
Stock-based compensation	4,204	5,047
Tax credits	47,131	43,071
Net operating losses	13,662	5,847
Depreciation and amortization	2,063	2,160
Interest rate swaps	2,982	—
Other	1,149	324
Gross deferred tax assets	78,497	60,603
Valuation allowance	(306)	(329)
Net deferred tax assets	78,191	60,274
Deferred tax liabilities:
Investment in solar funds	(483,522)	(361,284)
Depreciation and amortization	(31,035)	(37,121)
Interest rate swaps	—	(3,458)
Accruals and reserves	(754)	(793)
Gross deferred tax liabilities	(515,311)	(402,656)
Net deferred tax liabilities	$(437,120)	$(342,382)

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. With the adoption of ASU 2016-16, the Company now accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur. Prior to the adoption of ASU 2016-16, any tax expense incurred related to these intra-entity sales was deferred and amortized over the estimated useful life of the underlying solar energy systems, which was estimated to be 30 years. Accordingly, the Company had recorded a prepaid tax asset, net, of $505.9 million as of December 31, 2017, which was removed as of January 1, 2018 when the Company adopted ASU 2016-16. See Note 2—Summary of Significant Accounting Policies.

The Company had federal net operating loss carryforwards (“NOLs”) of approximately $13.9 million available to offset future federal taxable income as of December 31, 2018. The Company’s federal NOLs do not expire. The Company had no federal NOLs as of December 31, 2017. The Company had state NOLs of approximately $175.3 million and $95.5 million available to offset future state taxable income as of December 31, 2018 and 2017. The NOLs expire in varying amounts from 2029 through 2038 for state tax purposes if unused. As of December 31, 2018 and 2017, the Company recognized a valuation allowance of $0.3 million for the existing state NOLs and other existing state tax attributes due to state-imposed limitations on their utilization.

The Company reported federal business tax credit carryforwards, primarily composed of ITCs, of $45.7 million and $42.8 million for the years ended December 31, 2018 and 2017. These federal business tax credits expire in varying amounts from 2036 through 2038 if unused. The Company accounts for its federal business tax credits as a reduction of income tax expense in the year in which the credits arise. The Company reported AMT credits of $0.5 million and $0.9 million for the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company had $0.6 million and $11.1 million of federal income tax refunds receivable which were recorded in prepaid expenses and other current assets. As of December 31, 2018 and 2017, the Company had $9.3 million and $9.7 million of state income tax refunds receivable which were recorded in prepaid expenses and other current assets.

The Company expects to produce sufficient future taxable income, including from the future reversal of deferred tax liabilities, of the necessary character and in the necessary periods and jurisdictions to support the realization of the deferred tax assets. As such, no valuation allowance is required except for as previously noted.

Uncertain Tax Positions

As of December 31, 2018, the total amount of gross unrecognized tax benefits was $0.6 million, of which $0.5 million, if recognized, would impact the Company’s effective tax rate. There were no unrecognized tax benefits recorded as of December 31, 2017.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for 2018 and 2017, is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$—	$—
Increases related to positions from a prior year	447	—
Increases related to positions from the current year	108	—
Ending balance	$555	$—

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes. There were no interest and penalties accrued for any unrecognized tax benefits as of December 31, 2018 and 2017. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 31, 2018. The Company is subject to taxation and files income tax returns in the United States and various state and local jurisdictions. The U.S. and state jurisdictions in which the Company operates have statutes of limitations that generally range from three to four years. The Company’s federal, state and local income tax returns starting with the 2015 tax year are subject to audit. The Company’s 2014 income tax returns for four states are also subject to audit.

16.Related Party Transactions

The Company’s operations included the following expenses from related party transactions (in thousands):

	Year Ended December 31,
	2018	2017
Cost of revenue—operating leases and incentives	$—	$701
Sales and marketing	2,158	2,643
General and administrative	—	139

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

The Company incurred fees under agreements with Vivint of $16.3 million and $2.5 million for the years ended December 31, 2018, and 2017. These amounts reflect the level of services provided by Vivint on behalf of the Company.

Payables to Vivint recorded in accounts payable were $0.2 million as of December 31, 2018 and 2017. These payables include amounts due to Vivint related primarily to the sales dealer agreement.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $5.2 million and $6.6 million as of December 31, 2018 and 2017. The Company provided a reserve of $0.9 million and $1.0 million as of December 31, 2018 and 2017 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.5 million and $1.2 million as of December 31, 2018 and 2017, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 12—Investment Funds.

17.Commitments and Contingencies

Non-Cancellable Operating Leases

In May 2016, the Company commenced a lease for its current headquarters in Lehi, Utah. The headquarters lease is classified and accounted for as a non-cancellable operating lease. The lease term is 12 years, with the option to extend for two additional periods of five years. The base rent for this building commenced at approximately $0.3 million per month and will increase over the term of the lease, as amended, at a rate of 2.5% annually.

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

The Company has entered into lease agreements for warehouses and related equipment located in states in which the Company conducts operations. The warehouse lease agreements, including subsequent extensions to the original term, range from one to seven years, with the majority having a term of five years. The equipment lease agreements range from three to five years, and include basic renewal options for an additional set period, continued renting by the month, or return of the unit.

For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property. Aggregate lease expense for these non-cancellable operating lease arrangements was $14.7 million and $16.3 million for the years ended December 31, 2018 and 2017. For operating leases having initial or remaining lease terms in excess of one year, the total minimum rental payments to be received under noncancelable subleases was $0.1 million as of December 31, 2018. Rental payments received under non-cancellable subleases are recorded as a reduction to operating lease expense.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 were as follows (in thousands):

Years Ending December 31,
2019	$11,250
2020	11,803
2021	11,669
2022	10,100
2023	9,393
Thereafter	63,762
Total minimum lease payments	$117,977

Letters of Credit

As of December 31, 2018, the Company had established letters of credit under the Working Capital Facility for up to $13.9 million related to insurance contracts. See Note 10—Debt Obligations.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. Distributions paid to reimburse fund investors totaled $11.9 million and $8.4 million for the years ended December 31, 2018 and 2017. As of December 31, 2018, no accrual for additional distributions was necessary.

Residual Commission Payments

The Company pays a portion of sales commissions to its sales representatives on a deferred basis. The amount deferred is based on the value of the system sold by the sales representative and payment is based on the sales representative remaining employed by the Company. As this amount is earned over time, it is not considered an initial direct cost of obtaining the contract due to the requirement that the sales representative remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. As of December 31, 2018, the total estimated obligation that is currently not recorded in the Company’s consolidated financial statements, but that will be earned and expensed over the deferment period was $15.5 million.

Legal Proceedings

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

In February 2018, two former employees, on behalf of themselves and a purported class, named the Company in a putative class action alleging that the Company misclassified those employees and violated other wage and hour laws. The complaint seeks unspecified damages and statutory penalties for the alleged violations. The Company disputes the allegations and has retained counsel to defend it in the litigation. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period or periods in which any such outcome becomes probable and estimable.

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

In June 2018, four of the Company’s customers, on behalf of themselves and a purported class, named the Company in a putative class action alleging violations of the Consumers Legal Remedies Act and California Business and Professions Code Section 17200 and requesting relief pursuant to Section 1689 of the California Civil Code. The complaint sought (1) rescission of their PPAs along with restitution to the plaintiffs individually and (2) declaratory and injunctive relief. The Company disputes the allegations in the complaint and intends to vigorously defend itself. On November 14, 2018, the Company entered into a settlement agreement with the four customers whereby the customers agreed to dismiss the putative class action in exchange for rescission of their contracts, removal of the systems that the Company installed on their properties, immaterial compensation payments to each customer and an immaterial payment for attorneys’ fees and costs.

In July 2018, an individual filed a putative class action lawsuit in the U.S. District Court for the District of Columbia, purportedly on behalf of himself and other persons who received certain telephone calls. The lawsuit alleges that the Company violated the Telephone Consumer Protection Act and some of its implementing regulations. The complaint seeks statutory penalties for each alleged violation. The Company disputes the allegations in the complaint, has retained counsel and intends to vigorously defend itself in the litigation. The Company is unable to estimate the amount or range of potential loss, if any, at this time.

In October 2018, a former employee filed a representative action pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to provide its employees with rest and meal breaks. The Company disputes the allegations in the complaint and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In October 2018, a former sales representative filed a representative action pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint and has filed a motion to dismiss the complaint, which is pending. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

18.Basic and Diluted Net (Loss) Income Per Share

The Company computes basic net income per share by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares, and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income available per share to common stockholders for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Net (loss attributable) income available to common stockholders	$(15,592)	$209,098
Denominator:
Shares used in computing net (loss attributable) income available per share to common stockholders, basic	117,565	113,132
Weighted-average effect of potentially dilutive shares to purchase common stock	—	5,136
Shares used in computing net (loss attributable) income available per share to common stockholders, diluted	117,565	118,268
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.13)	$1.85
Diluted	$(0.13)	$1.77

For the year ended December 31, 2018, the Company incurred a net loss attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for that period. For the year ended December 31, 2017, 1.0 million shares were excluded from the dilutive share calculations as the effect on net income per share would have been antidilutive.

19.Subsequent Events

Lease Amendments

In February 2019, the Company terminated the lease for the second office building to be constructed adjacent to its corporate headquarters. The terminated lease included the entire building and, prior to termination, was expected to commence on January 1, 2020. Concurrent with the termination of the lease for the second building, the Company entered into a new lease for approximately 32,000 square feet of the second office building. This lease is expected to commence on January 1, 2020, and the initial term is approximately 11.5 years, with two options to extend the lease for five years. The Company expects to make total rent payments of approximately $11.2 million over the initial term. Additionally, the Company agreed to amend the lease for its current corporate headquarters to extend the lease for an additional 3 years to 2031 and expects to make total additional rent payments of approximately $14.6 million over the term extension.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2018, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our assessment using those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. The nature of our investment funds increases the complexity of our accounting for the allocation of net (loss) income between our stockholders and non-controlling interests under the HLBV method and the calculation of our tax provision. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the calculation under the HLBV method and the calculation of our tax provision could become increasingly complicated. This additional complexity could increase the chance that we experience a material weakness in the future. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

We will be required to engage an independent registered public accounting firm to opine on the effectiveness of our internal control over financial reporting beginning at the date we are no longer an emerging growth company as defined in the JOBS Act. At such time, our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is adverse if such firm is not satisfied with the level at which our controls are documented, designed, operated or reviewed. As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be found in our 2018 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2019 Annual Meeting of Stockholders, or the 2018 Proxy Statement, and is incorporated by reference to our 2018 Proxy Statement. The 2018 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be found in our 2018 Proxy Statement and is incorporated here by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be found in our 2018 Proxy Statement and is incorporated here by reference to our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be found in our 2018 Proxy Statement and is incorporated here by reference to our 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be found in our 2018 Proxy Statement and is incorporated here by reference to our 2018 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1.) Consolidated Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Vivint Solar, Inc.:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018 and 2017.

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the years ended December 31, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.

Notes to the Consolidated Financial Statements.

(2.) Financial Statement Schedules:

Financial statement schedules are omitted because they are not required, not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

(3.) Exhibits:

Required exhibits are incorporated by reference or are filed with this Annual Report on Form 10-K as set forth in the following Exhibit Index, which immediately precedes such exhibits.

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36642	3.1	November 12, 2014
3.2	Amended and Restated Bylaws of the Company	10-Q	001-36642	3.2	November 12, 2014
4.1	Registration Rights Agreement, dated as of October 6, 2014, by and among the Company and the investors named therein	10-K	001-36642	4.1	March 13, 2015
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-198372	10.1	August 26, 2014
10.2+	2013 Omnibus Incentive Plan, as amended	S-1	333-198372	10.2	August 26, 2014
10.3+	Form of Stock Option Agreement under the 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	November 12, 2014
10.4+	2014 Equity Incentive Plan	S-1/A	333-198372	10.3	September 18, 2014
10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.15	November 12, 2014
10.6+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.16	November 12, 2014
10.7+	Amended and Restated 2013 Long-Term Incentive Pool Plan for District Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4A	August 26, 2014
10.8+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Operations Leaders, and forms of agreements thereunder	S-1	333-198372	10.4B	August 26, 2014
10.9+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Recruiting Regional Sales Managers, and forms of agreements thereunder	10-K	001-36642	10.9	March 13, 2015
10.10+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Managers (Technicians), and forms of agreements thereunder	S-1	333-198372	10.4D	August 26, 2014
10.11+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4E	August 26, 2014
10.12+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4F	August 26, 2014
10.13+	Form of 313 Acquisition LLC Unit Plan	S-1/A	333-198372	10.5	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.14+	Executive Incentive Compensation Plan, and forms of agreements thereunder	S-1	333-198372	10.6	August 26, 2014
10.15+	Form of Involuntary Termination Protection Agreement between the Company and certain of its officers	S-1	333-198372	10.7	August 26, 2014
10.16+	Offer Letter, dated as of May 2, 2016, by and between the Company and David Bywater	10-Q	001-36642	10.2	August 8, 2016
10.17+	Letter Agreement, dated as of December 14, 2016, by and between the Company and David Bywater	10-K	001-36642	10.17	March 16, 2017
10.18+	Involuntary Termination Protection Agreement, dated as of December 14, 2016, by and between the Company and David Bywater	10-K	001-36642	10.18	March 16, 2017
10.19+	Letter Agreement, dated as of August 28, 2014, with Dana C. Russell	10-K	001-36642	10.17	March 13, 2015
10.20+	Letter Agreement, dated as of July 19, 2015, by and between the Company and Dana C. Russell	10-Q	001-36642	10.5	November 16, 2015
10.21+	Letter Agreement, dated as of May 7, 2018, by and between the Company and Dana C. Russell	10-Q	001-36642	10.3	May 8, 2018
10.22+*	Executive Employment Agreement, dated as of January 1, 2019, by and between the Company and Thomas Plagemann
10.23+	Offer Letter, dated June 16, 2016, by and between the Company and Bryan Christiansen	10-Q	001-36642	10.1	May 8, 2018
10.24+	Involuntary Termination Protection Agreement, dated June 17, 2016, by and between the Company and Bryan Christiansen	10-Q	001-36642	10.2	May 8, 2018
10.25†	Pledge and Security Agreement, dated as of September 12, 2014, by and among Vivint Solar Financing I, LLC, Bank of America, N.A. and the parties named therein	S-1/A	333-198372	10.46	September 18, 2014
10.26†	Second Amended and Restated Loan Agreement, dated as of March 9, 2017, by and among Vivint Solar Financing I, LLC, Vivint Solar Financing I Parent, LLC, Bank of America, N.A. and the parties named therein	10-Q	001-36642	10.1	May 9, 2017

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.27†	Second Amended and Restated Collateral Agency and Depositary Agreement, dated as of March 9, 2017, by and among Vivint Solar Financing I, LLC, Vivint Solar Financing I Parent, LLC, Vivint Solar Fund XV Manager, LLC, Vivint Solar Owner I, LLC, Bank of America, N.A. and the parties named therein	10-Q	001-36642	10.2	May 9, 2017
10.28†	Fixed Rate Loan Agreement, dated as of January 5, 2017, by and among, Vivint Solar Financing III, LLC, the lenders party thereto, and Wells Fargo Bank, National Association	10-K	001-36642	10.38	March 16, 2017
10.29†	Amended and Restated Credit Agreement, dated as of October 10, 2017, by and among the Company, Goldman Sachs Lending Partners LLC, Goldman Sachs Lending Partners LLC, Credit Suisse Securities (USA) LLC, Barclays Bank plc, Citibank, N.A. and Morgan Stanley Senior Funding, Inc.	10-K	001-36642	10.85	March 7, 2018
10.30	Indenture dated as of June 11, 2018 between Vivint Solar Financing V, LLC and Wells Fargo Bank, National Association	10-Q	001-36642	10.1	August 7, 2018
10.31	Indenture dated as of June 11, 2018 between Vivint Solar Financing IV, LLC and Wells Fargo Bank, National Association	10-Q	001-36642	10.2	August 7, 2018
10.32†	Loan Agreement, among Vivint Solar Asset 1 Project Company, LLC, Wells Fargo Bank, National Association, and the parties named therein, dated as of August 3, 2018	10-Q/A	001-36642	10.1	March 4, 2019
10.33	Stockholders Agreement, dated as of October 6, 2014, by and among the Company and other parties thereto	10-K	001-36642	10.24	March 13, 2015
10.34	Master Intercompany Framework Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.1	November 12, 2014
10.35	Transition Services Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.2	November 12, 2014
10.36	Non-Competition Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.3	November 12, 2014
10.37	Amendment No. 1 to Non-Competition Agreement, dated as of August 16, 2017, by and between Vivint Solar, Inc. and Vivint, Inc.	10-Q	001-36642	10.1	November 7, 2017

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.38	Product Development and Supply Agreement, dated as of September 30, 2014, by and between Vivint Solar Developer, LLC and Vivint, Inc.	10-Q	001-36642	10.4	November 12, 2014
10.39	Marketing and Customer Relations Agreement, dated as of September 30, 2014, by and between Vivint Solar Developer, LLC and Vivint, Inc.	10-Q	001-36642	10.5	November 12, 2014
10.40	Trademark Assignment Agreement, dated as of September 30, 2014, by and between Vivint Solar Licensing LLC and Vivint, Inc.	10-Q	001-36642	10.6	November 12, 2014
10.41	Trademark Assignment Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.7	November 12, 2014
10.42	Bill of Sale and Assignment, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.9	November 12, 2014
10.43	Limited Liability Company Agreement of Vivint Solar Licensing, LLC, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.10	November 12, 2014
10.44	Trademark License Agreement, dated as of September 30, 2014, by and between the Company and Vivint Solar Licensing, LLC	10-Q	001-36642	10.11	November 12, 2014
10.45†	Sales Dealer Agreement, dated as of August 16, 2017, by and between Vivint Solar Developer, LLC and Vivint, Inc.	10-Q	001-36642	10.2	November 7, 2017
10.46	Lease Agreement, dated as of August 12, 2014, by and between the Company and T-Stat One, LLC	S-1/A	333-198372	10.48	September 18, 2014
10.47	First Amendment to Lease, dated as of July 20, 2015, by and between the Company and T-Stat One, LLC	10-K	001-36642	10.52	March 16, 2017
10.48	Second Amendment to Lease, dated as of October 4, 2016, by and between the Company and T-Stat One, LLC	10-K	001-36642	10.53	March 16, 2017
10.49*	Third Amendment to Lease, dated as of February 22, 2019, by and between the Company and T-Stat One, LLC
10.50†	Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of July 16, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.	S-1/A	333-198372	10.29	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.51†

First Amendment to the Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of September 12, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.

		S-1/A	333-198372	10.29A	September 18, 2014
10.52

Second Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of August 31, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.

		S-1	333-198372	10.29B	September 18, 2014
10.53†	Third Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings I, L.P.	10-Q	001-36642	10.2	May 14, 2015
10.54†	Development, EPC and Purchase Agreement, dated as of July 16, 2013, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC	S-1/A	333-198372	10.30	September 18, 2014
10.55

First Amendment to Development, EPC and Purchase Agreement, dated as of January 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC

		S-1/A	333-198372	10.30A	September 18, 2014
10.56

Second Amendment to Development, EPC and Purchase Agreement, dated as of April 25, 2014, by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC

		S-1/A	333-198372	10.30B	September 18, 2014
10.57	Third Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Mia Project Company, LLC	10-Q	001-36642	10.4	May 14, 2015
10.58	Maintenance Services Agreement, dated as of July 16, 2013, by and between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC	S-1/A	333-198372	10.31	September 18, 2014
10.59	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC	10-Q	001-36642	10.3	May 14, 2015

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.60	Guaranty, dated as of July 16, 2013, by the Company in favor of Blackstone Holdings Finance Co. L.L.C. and Vivint Solar Mia Project Company, LLC	S-1	333-198372	10.32	September 18, 2014
10.61†	Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of November 5, 2013, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation	S-1/A	333-198372	10.33	September 18, 2014
10.62†

First Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of January 13, 2014, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation

		S-1/A	333-198372	10.33A	September 18, 2014
10.63	Second Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation	10-Q	001-36642	10.5	May 14, 2015
10.64†	Development, EPC and Purchase Agreement, dated as of November 5, 2013, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC	S-1/A	333-198372	10.34	September 18, 2014
10.65

First Amendment to Development, EPC and Purchase Agreement, dated as of January 13, 2014, by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC

		S-1/A	333-198372	10.34A	September 18, 2014
10.66†

Second Amendment to Development, EPC and Purchase Agreement, dated as of February 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC

		S-1/A	333-198372	10.34B	September 18, 2014
10.67	Third Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Aaliyah Project Company, LLC	10-Q	001-36642	10.7	May 14, 2015
10.68	Maintenance Services Agreement, dated as of November 5, 2013, by and between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC	S-1/A	333-198372	10.35	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.69	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC	10-Q	001-36642	10.6	May 14, 2015
10.70	Guaranty, dated as of November 5, 2013, by the Company in favor of Stoneco IV Corporation, LLC and Vivint Solar Aaliyah Project Company, LLC	S-1	333-198372	10.36	September 18, 2014
10.71†	Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC, dated as of February 13, 2014, by and between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I L.P.	S-1/A	333-198372	10.37	September 18, 2014
10.72	First Amendment to Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I, L.P.	10-Q	001-36642	10.8	May 14, 2015
10.73†	Development, EPC and Purchase Agreement, dated as of February 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC	S-1/A	333-198372	10.38	September 18, 2014
10.74	First Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC	10-Q	001-36642	10.10	May 14, 2015
10.75	Maintenance Services Agreement, dated as of February 13, 2014, by and between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC	S-1/A	333-198372	10.39	September 18, 2014
10.76	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC	10-Q	001-36642	10.9	May 14, 2015
10.77	Guaranty, dated as of February 13, 2014, by the Company in favor of Blackstone Holdings I L.P. and Vivint Solar Rebecca Project Company, LLC	S-1	333-198372	10.40	September 18, 2014
10.78	Subscription Agreement, dated as of August 14, 2014, by and between the Company and 313 Acquisition LLC	S-1	333-198372	10.41	August 26, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.79	Subscription Agreement, dated as of September 3, 2014, by and between the Company and the investors named therein	S-1/A	333-198372	10.43	September 18, 2014
21.1*	List of subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Legend:
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

Vivint Solar, Inc.

Date: March 5, 2019	By:	/s/ David Bywater
David Bywater
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bywater	Chief Executive Officer, Director	March 5, 2019
David Bywater	(Principal Executive Officer)

/s/ Dana Russell	Chief Financial Officer and Executive Vice President	March 5, 2019
Dana Russell	(Principal Accounting and Financial Officer)

/s/ David F. D’Alessandro	Director	March 5, 2019
David F. D’Alessandro

/s/ Alex J. Dunn	Director	March 5, 2019
Alex J. Dunn

/s/ Bruce McEvoy	Director	March 5, 2019
Bruce McEvoy

/s/ Jay D. Pauley	Director	March 5, 2019
Jay D. Pauley

/s/ Todd R. Pedersen	Director	March 5, 2019
Todd R. Pedersen

/s/ Joseph S. Tibbetts, Jr.	Director	March 5, 2019
Joseph S. Tibbetts, Jr.

/s/ Peter F. Wallace	Director	March 5, 2019
Peter F. Wallace