Form 10-Q
period 2019-03-31
Vivint Solar, Inc.
filed 2019-05-09
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VSLR	New York Stock Exchange

As of May 1, 2019, the registrant had 120,611,637 shares of common stock, $0.01 par value per share, outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$213,474	$219,591
Accounts receivable, net	19,992	14,207
Inventories	11,532	13,257
Prepaid expenses and other current assets	29,294	31,201
Total current assets	274,292	278,256
Restricted cash and cash equivalents	75,010	71,305
Solar energy systems, net	1,590,888	1,938,874
Property and equipment, net	10,180	10,730
Other non-current assets, net	478,013	28,090
TOTAL ASSETS(1)	$2,428,383	$2,327,255
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$38,937	$45,929
Distributions payable to non-controlling interests and redeemable non-controlling interests	6,591	7,846
Accrued compensation	21,121	25,520
Current portion of long-term debt	147,952	12,155
Current portion of deferred revenue	26,246	30,199
Current portion of finance lease obligation	769	1,921
Accrued and other current liabilities	49,658	42,860
Total current liabilities	291,274	166,430
Long-term debt, net of current portion	1,123,888	1,203,282
Deferred revenue, net of current portion	14,746	13,524
Finance lease obligation, net of current portion	874	505
Deferred tax liability, net	463,156	437,120
Other non-current liabilities	66,369	24,610
Total liabilities(1)	1,960,307	1,845,471
Commitments and contingencies (Note 19)
Redeemable non-controlling interests	118,667	119,572
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 authorized, 120,612 shares issued and outstanding as of March 31, 2019; 1,000,000 authorized, 120,114 shares issued and outstanding as of December 31, 2018	1,206	1,201
Additional paid-in capital	577,961	574,248
Accumulated other comprehensive loss	(11,870)	(7,223)
Accumulated deficit	(306,028)	(279,631)
Total stockholders’ equity	261,269	288,595
Non-controlling interests	88,140	73,617
Total equity	349,409	362,212
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,428,383	$2,327,255

(1)

The Company’s assets as of March 31, 2019 and December 31, 2018 include $1,915.2 million and $1,835.8 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,448.0 million and $1,752.3 million as of March 31, 2019 and December 31, 2018; other non-current assets, net of $390.7 million and $10.9 million as of March 31, 2019 and December 31, 2018; cash and cash equivalents of $57.7 million and $62.4 million as of March 31, 2019 and December 31, 2018; accounts receivable, net, of $13.0 million and $6.6 million as of March 31, 2019 and December 31, 2018; restricted cash and cash equivalents of $4.1 million and $2.4 million as of March 31, 2019 and December 31, 2018; and prepaid expenses and other current assets of $1.8 million and $1.3 million as of March 31, 2019 and December 31, 2018. The Company’s liabilities as of March 31, 2019 and December 31, 2018 included $122.2 million and $80.8 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $6.6 million and $7.8 million as of March 31, 2019 and December 31, 2018; deferred revenue of $13.0 million and $12.0 million as of March 31, 2019 and December 31, 2018; long-term debt of $96.4 million and $55.0 million as of March 31, 2019 and December 31, 2018; accrued and other current liabilities of $5.2 million and $4.9 million as of March 31, 2019 and December 31, 2018; and other non-current liabilities of $1.0 million and $1.0 million as of March 31, 2019 and December 31, 2018. For further information see Note 14—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Customer agreements and incentives	$39,603	$31,114
Solar energy system and product sales	29,768	37,136
Total revenue	69,371	68,250
Cost of revenue:
Cost of revenue—customer agreements and incentives	40,191	38,687
Cost of revenue—solar energy system and product sales	17,263	26,045
Total cost of revenue	57,454	64,732
Gross profit	11,917	3,518
Operating expenses:
Sales and marketing	29,634	11,125
Research and development	469	486
General and administrative	23,049	19,987
Total operating expenses	53,152	31,598
Loss from operations	(41,235)	(28,080)
Interest expense, net	19,127	16,922
Other expense (income), net	1,385	(2,261)
Loss before income taxes	(61,747)	(42,741)
Income tax expense	27,487	18,643
Net loss	(89,234)	(61,384)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(62,992)	(48,408)
Net loss attributable to common stockholders	$(26,242)	$(12,976)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	120,307	115,155

 See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to common stockholders	$(26,242)	$(12,976)
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedging instruments (net of tax effect of $(1,777) and $1,394)	(4,883)	3,749
Less: Interest (expense) income on derivatives recognized into earnings (net of tax effect of $(86) and $103)	(236)	278
Total other comprehensive (loss) income	(4,647)	3,471
Comprehensive loss	$(30,889)	$(9,505)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

(Unaudited)

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — December 31, 2018	$119,572	120,114	$1,201	$574,248	$(7,223)	$(279,631)	$288,595	$73,617	$362,212
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(155)	(155)	—	(155)
Stock-based compensation expense	—	—	—	3,679	—	—	3,679	—	3,679
Issuance of common stock, net	—	498	5	34	—	—	39	—	39
Contributions from non-controlling interests and redeemable non-controlling interests	9,813	—	—	—	—	—	—	74,555	74,555
Distributions to non-controlling interests and redeemable non-controlling interests	(2,191)	—	—	—	—	—	—	(5,567)	(5,567)
Total other comprehensive loss	—	—	—	—	(4,647)	—	(4,647)	—	(4,647)
Net loss	(8,527)	—	—	—	—	(26,242)	(26,242)	(54,465)	(80,707)
Balance — March 31, 2019	$118,667	$120,612	$1,206	$577,961	$(11,870)	$(306,028)	$261,269	$88,140	$349,409

	Redeemable				Accumulated	Retained
	Non-			Additional	Other	Earnings	Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’	Controlling	Total
	Interests	Shares	Amount	Capital	Income	Deficit)	Equity	Interests	Equity
Balance — December 31, 2017	$122,444	115,099	$1,151	$559,788	$6,905	$213,107	$780,951	$80,115	$861,066
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	3,318	(477,146)	(473,828)	—	(473,828)
Stock-based compensation expense	—	—	—	2,969	—	—	2,969	—	2,969
Issuance of common stock, net	—	230	2	205	—	—	207	—	207
Contributions from non-controlling interests and redeemable non-controlling interests	42,771	—	—	—	—	—	—	—	—
Distributions to non-controlling interests and redeemable non-controlling interests	(2,093)	—	—	—	—	—	—	(7,093)	(7,093)
Total other comprehensive income	—	—	—	—	3,471	—	3,471	—	3,471
Net loss	(33,015)	—	—	—	—	(12,976)	(12,976)	(15,393)	(28,369)
Balance — March 31, 2018	$130,107	$115,329	$1,153	$562,962	$13,694	$(277,015)	$300,794	$57,629	$358,423

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,234)	$(61,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,659	16,443
Deferred income taxes	27,727	18,969
Stock-based compensation	3,679	2,969
Loss on solar energy systems and property and equipment	1,233	570
Non-cash interest and other expense	1,645	2,007
Reduction in lease pass-through financing obligation	(695)	(687)
Losses (gains) on interest rate swaps	1,384	(2,262)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,785)	1,429
Inventories	1,725	6,807
Prepaid expenses and other current assets	2,746	11,746
Other non-current assets, net	(26,539)	385
Accounts payable	1,876	374
Accrued compensation	(4,068)	(2,351)
Deferred revenue	(2,731)	(9,083)
Accrued and other liabilities	(615)	(103)
Net cash used in operating activities	(69,993)	(14,171)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(64,526)	(72,208)
Payments for property and equipment	(291)	(40)
Proceeds from disposals of solar energy systems and property and equipment	649	775
Net cash used in investing activities	(64,168)	(71,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	84,368	42,771
Distributions paid to non-controlling interests and redeemable non-controlling interests	(9,013)	(18,122)
Proceeds from long-term debt	61,355	40,000
Payments on long-term debt	(5,593)	(7,748)
Proceeds from lease pass-through financing obligation	864	852
Principal payments on finance lease obligations	(271)	(1,015)
Proceeds from issuance of common stock	39	207
Net cash provided by financing activities	131,749	56,945
NET DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	(2,412)	(28,699)
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	290,896	154,938
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$288,484	$126,239
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in changes in accounts payable, accrued compensation and accrued and other liabilities	$40,256	$(2,518)
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,910	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,053	$199
Receivable for state tax credits recorded as a reduction to solar energy system costs	$—	$4

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K dated as of March 5, 2019. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or other future year.

The unaudited condensed consolidated financial statements reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities (“VIEs”). This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. All of these determinations involve significant management judgments and estimates. The Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information, see Note 14—Investment Funds.

The condensed consolidated statements of operations items formerly captioned “Operating leases and incentives” and “Cost of revenue—operating leases and incentives” will now be captioned “Customer agreements and incentives” and “Cost of revenue—customer agreements and incentives” beginning in the current period. The condensed consolidated balance sheet items formerly captioned “Current portion of capital lease obligation” and “Capital lease obligation, net of current portion” will now be captioned “Current portion of finance lease obligation” and “Finance lease obligation, net of current portion” beginning in the current period. Amounts in these balance sheet items were capital leases under ASC 840 in periods ending prior to January 1, 2019, while amounts in these balance sheet items are finance leases under ASC 842 in periods ending subsequent to January 1, 2019. See “—Leases” below for further explanation of these changes.

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

Performance Obligation—Solar Energy system and Product Sales

For certain System Sales, the company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed into service. The Company allocates a portion of the transaction price to the monitoring services by estimating the fair market price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of March 31, 2019 and December 31, 2018, the Company had allocated deferred revenue of $3.7 million and $3.3 million to monitoring services that will be recognized over the term of the monitoring services.

Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”) and its subsequent updates effective January 1, 2019. These updates are intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the condensed consolidated balance sheets and disclosing key information about leasing arrangements. The Company utilized the additional transition method permitted by ASU 2018-11 and adopted Topic 842 using a modified retrospective method with a cumulative-effect adjustment to its accumulated deficit as of January 1, 2019. As such, comparative periods ending prior to January 1, 2019 are presented in accordance with ASC 840 and periods ending after January 1, 2019 are presented in accordance with Topic 842. The impact to the accumulated deficit as a result of adopting ASU 2016-02 was a net reduction of approximately $0.2 million. The Company did not use the transitionary practical expedients allowed under Topic 842, and as such, the Company reassessed all contracts existing at the adoption date of January 1, 2019. The Company elected to treat leases with lease terms of 12 months or less as short-term leases. No right-of-use assets or lease liabilities are recognized for short-term leases. The Company has also elected not to separate lease components from non-lease components for all classes of leased assets except for building leases.

The adoption of this ASU resulted in right-of-use assets of $34.6 million related to operating leases being recognized in other non-current assets, net on the condensed consolidated balance sheets as of January 1, 2019. Corresponding lease liabilities of $43.8 million related to operating leases were recognized on the condensed consolidated balance sheets as of January 1, 2019, with the current portion recognized in accrued and other current liabilities and the long-term portion recognized in other non-current liabilities. In addition, at January 1, 2019, approximately $1.0 million of lease-related liabilities were removed from accrued and other current liabilities and approximately $8.2 million of lease-related liabilities were removed from other non-current liabilities and included as reductions to the initial operating lease right-of-use assets. As of January 1, 2019, finance lease right-of-use assets of $0.9 million continued to be recorded in property and equipment, net. Any changes in lease terms or estimates subsequent to adoption of the ASU 2016-02 are reflected in the right-of-use assets and lease liabilities.

The Company’s PPAs, Solar Leases, and associated rebates and incentives no longer meet the definition of a lease under Topic 842. Accordingly, they are accounted for in accordance with ASC 606 beginning on January 1, 2019. The Company concluded that there was no change to its revenue recognition practices for its PPA revenue stream under ASC 606. For Solar Leases, the Company concluded that the impact of applying ASC 606 is immaterial. The Company also concluded that there was no material change related to the timing of revenue recognition for rebates and incentives under ASC 606. Upon the adoption of Topic 842, the Company no longer capitalizes initial direct costs and amortizes them to the respective cost of revenue line items. Instead, the Company now capitalizes costs of obtaining a contract which meet the “incremental” criteria defined in ASC 340 to other non-current assets, net. These costs are now amortized over the period of benefit to sales and marketing expense on the condensed consolidated statements of operations.

For purposes of comparison, the following tables show how the balances as of December 31, 2018 and for the three months ended March 31, 2018 would have changed if the effects of adopting Topic 842 had been applied to those balances (in thousands):

	December 31, 2018			March 31, 2019
	As Reported	Adjustments	As Adjusted	As Reported
Solar energy systems, net	$1,938,874	$(388,087)	$1,550,787	$1,590,888
Other non-current assets, net	28,090	388,087	416,177	478,013

	Three Months Ended March 31,
	2018			2019
	As Reported	Adjustments	As Adjusted	As Reported
Cost of revenue—customer agreements and incentives	$38,687	$(4,080)	$34,607	$40,191
Cost of revenue—solar energy system and product sales	26,045	(5,857)	20,188	17,263
Total cost of revenue	64,732	(9,937)	54,795	57,454
Gross profit	3,518	9,937	13,455	11,917
Sales and marketing	11,125	9,937	21,062	29,634
Total operating expenses	31,598	9,937	41,535	53,152

Software Implementation Costs

The Company adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, effective January 1, 2019. This update clarifies that entities should capitalize implementation costs incurred in cloud computing arrangements that are service contracts, which the Company will now record within other non-current assets, net. Entities expense the capitalized costs over the term of the hosting arrangement. The service element of a hosting arrangement that is a service contract is not affected by this update, meaning service costs will continue to be expensed as incurred. The Company is applying the amendments in this update on a prospective basis. No prior periods were impacted as a result of adopting this ASU.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of this update is to provide users of financial statements with more useful information by changing the incurred loss methodology for recognizing credit losses to a more forward-looking methodology that reflects expected credit losses. Under this ASU, the Company’s accounts receivable are considered financial assets measured at an amortized cost basis and will need to be presented at the net amount expected to be collected. This ASU will be effective for the Company beginning on January 1, 2020 and will be applied through a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the first reporting period in which the guidance is effective.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities included on the condensed consolidated balance sheets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$13	$—	$13

Financial Liabilities
Interest rate swaps	$—	$18,751	$—	$18,751

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$130	$—	$130

Financial Liabilities
Interest rate swaps	$—	$11,146	$—	$11,146

The interest rate swaps (Level 2) were valued using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. The Company has interest rate swaps for its Aggregation Facility, which are not designated as hedges, the fair value of which is represented in financial liabilities above. The Company also has interest rate swaps for its Solar Asset Backed Notes, Series 2018-2, which are designated as hedges, the fair value of which is represented in financial liabilities above.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$645,263	$645,263	$587,358	$587,358
Fixed-rate long-term debt	650,888	685,471	653,031	673,917
Total	$1,296,151	$1,330,734	$1,240,389	$1,261,275

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

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Solar energy systems held for sale	$10,565	$12,321
Photovoltaic installation products	967	936
Total inventories	$11,532	$13,257

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
System equipment costs	$1,718,400	$1,667,440
Initial direct costs related to solar energy systems	—	435,084
	1,718,400	2,102,524
Less: Accumulated depreciation	(162,004)	(195,890)
	1,556,396	1,906,634
Solar energy system inventory	34,492	32,240
Solar energy systems, net	$1,590,888	$1,938,874

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation expense related to solar energy systems of $13.1 million and $15.4 million for the three months ended March 31, 2019 and 2018.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	March 31,	December 31,
	Useful Lives	2019	2018
Leasehold improvements	1-12 years	$10,576	$10,560
Furniture and computer and other equipment	3 years	4,030	3,816
Vehicles acquired under finance leases	3-5 years	1,975	6,907
		16,581	21,283
Less: Accumulated depreciation and amortization		(6,401)	(10,553)
Property and equipment, net		$10,180	$10,730

The Company recorded depreciation and amortization expense related to property and equipment of $0.1 million and $1.7 million for the three months ended March 31, 2019 and 2018.

Effective January 1, 2019, the Company adopted Topic 842. As part of the adoption, the Company reassessed all contracts existing at the adoption date. The Company determined that a number of vehicle leases that were previously classified as capital leases under ASC 840 were no longer classified as finance leases under Topic 842. This resulted in a reduction to the gross asset and accumulated depreciation and amortization balances related to vehicles and will result in lower depreciation and amortization expense related to property and equipment compared to prior periods.

7.	Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Costs to obtain contracts	$462,495	$—
Accumulated amortization of costs to obtain contracts	(50,928)	—
Operating lease right-of-use assets	39,697	—
Sales incentives	9,292	8,588
Other non-current assets	17,457	19,502
Total other non-current assets	$478,013	$28,090

The Company recorded amortization of costs to obtain contracts of $3.9 million for the three months ended March 31, 2019. Costs to obtain contracts are amortized over the initial terms of customer contracts, which are typically 20 years.

8.	Intangible Assets

Net intangible assets are included in other non-current assets, net and consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Cost:
Internal-use software	$520	$1,020
Developed technology	522	522
Trademarks/trade names	201	201
Total carrying value	1,243	1,743
Accumulated amortization:
Internal-use software	(338)	(781)
Developed technology	(343)	(324)
Trademarks/trade names	(105)	(99)
Total accumulated amortization	(786)	(1,204)
Total intangible assets, net	$457	$539

The Company recorded amortization expense of $0.1 million for each of the three-month periods ended March 31, 2019 and 2018, which is included within general and administrative expense on the condensed consolidated statements of operations.

9.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll	$12,467	$16,352
Accrued commissions	8,654	9,168
Total accrued compensation	$21,121	$25,520

10.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued unused commitment fees and interest	$15,354	$14,102
Current portion of operating lease liabilities	6,992	—
Accrued professional fees	6,402	6,150
Current portion of lease pass-through financing obligation	5,061	5,038
Accrued workers' compensation	4,459	4,033
Accrued inventory	3,869	4,380
Workmanship accrual	2,648	2,630
Sales, use and property taxes payable	2,618	3,132
Other accrued expenses	2,255	3,395
Total accrued and other current liabilities	$49,658	$42,860

11.	Debt Obligations

Debt obligations consisted of the following as of March 31, 2019 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$(73)	$(8,988)	$3,657	$450,108	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	339,382	(6)	(7,085)	294	331,997	—	5.5	August 2023
2017 Term loan facility	186,784	(168)	(4,524)	6,679	175,413	—	6.0	January 2035
Forward flow loan facility	99,780	(42)	(3,311)	1,206	95,221	30,220	4.9	(4)
Credit agreement	1,279	(2)	(112)	16	1,149	—	6.5	February 2023
Revolving lines of credit(5)
Aggregation facility	70,000	—	—	—	70,000	305,000	5.7	September 2020
Working capital facility(6)	136,100	—	—	136,100	—	—	5.7	March 2020
Total debt	$1,296,151	$(291)	$(24,020)	$147,952	$1,123,888	$335,220

Debt obligations consisted of the following as of December 31, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$(74)	$(9,172)	$3,655	$449,925	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	342,833	(6)	(7,388)	294	335,145	—	5.4	August 2023
2017 Term loan facility	188,922	(170)	(4,614)	6,679	177,459	—	6.0	January 2035
Forward flow loan facility	58,425	(43)	(3,365)	1,512	53,505	71,575	5.2	(4)
Credit agreement	1,283	(2)	(118)	15	1,148	—	6.5	February 2023
Revolving lines of credit(5)
Aggregation facility	50,000	—	—	—	50,000	325,000	5.7	September 2020
Working capital facility(6)	136,100	—	—	—	136,100	—	5.6	March 2020
Total debt	$1,240,389	$(295)	$(24,657)	$12,155	$1,203,282	$396,575

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

(3)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $325.2 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of March 31, 2019.

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

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of March 31, 2019, the Company had $13.6 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

Solar Asset Backed Notes, Series 2018-2

In June 2018, a wholly owned subsidiary of the Company issued an aggregate principal amount of $296.0 million of Solar Asset Backed Notes, Series 2018-2, Class A (the “2018-2 Class A Notes”) and an aggregate principal amount of $49.0 million of Solar Asset Backed Notes, Series 2018-2, Class B (the “2018-2 Class B Notes” and together with the 2018-2 Class A Notes, the “2018-2 Notes”). The 2018-2 Class A Notes accrue interest at a variable spread over the London Interbank Offered Rate (“LIBOR”) that is intended to result in a weighted average spread for all 2018-2 Notes of 2.95%. The 2018-2 Class B Notes accrue interest at a spread over LIBOR of 4.75% or, if no 2018-2 Class A Notes are outstanding, 2.95%. The Company entered into an interest rate swap concurrent with the issuance of the 2018-2 Notes that results in an implied all-in interest rate of approximately 5.95%. See Note 13—Derivative Financial Instruments. The 2018-2 Notes have a stated maturity of August 29, 2023.

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of March 31, 2019, the Company had $25.1 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of March 31, 2019, the Company had $19.7 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Forward Flow Loan Facility

In August 2018, a subsidiary which is indirectly owned by the Company together with investors, entered into a loan agreement (the “Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $130.0 million. The borrower may make multiple borrowings under the Forward Flow Loan Facility during the availability period, which will continue no later than October 31, 2019. After the availability period, all outstanding loans under the Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. Interest on each loan will accrue at an annual rate equal to the U.S. swap rate for the weighted-average life of such loan, plus an applicable margin equal to the greater of (a) 1.9% plus a spread adjustment based on the risk premium on the borrowing date relative to the market index-based risk premium on the closing date and (b) 1.5%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of March 31, 2019, the Company had $4.1 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Aggregation Facility

In September 2014, a wholly owned subsidiary of the Company entered into an aggregation credit facility (as amended, the “Aggregation Facility”), pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings. Prepayments are permitted under the Aggregation Facility. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.75% after such period. As of March 31, 2019, the Company had $2.4 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Working Capital Facility

In March 2015, a wholly owned subsidiary of the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions. In addition to the outstanding borrowings as of March 31, 2019, the Company had established letters of credit under the Working Capital Facility for up to $13.9 million related to insurance contracts. Prepayments are permitted under the Working Capital Facility. Interest accrues on borrowings at a floating rate equal to, depending on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable depending on the type of borrowing at the end of (1) the interest period that the Company may elect as a term, not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. The Company is required to maintain $30.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of March 31, 2019, the Company was in compliance with such covenants.

12.	Leases

The Company is the lessee in substantially all of its lease arrangements. The Company did not enter into any leases with related parties during the presented periods. The Company makes significant assumptions and judgments when assessing contracts for lease components, determining lease classifications and calculating right-of-use asset and lease liability values. These assumptions and judgements may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate or the Company’s intent to exercise or not exercise options available in lease contracts. Lease costs and other information consisted of the following (in thousands, except terms and rates):

Three Months Ended
March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$294
Interest on lease liabilities	26
Operating lease cost	2,770
Short-term lease cost	722
Total lease cost	$3,812

Other information
Finance leases:
Operating cash outflows from finance leases	$26
Financing cash outflows from finance leases	$271
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,053
Weighted-average remaining lease term - finance leases (in years)	2.9
Weighted-average discount rate - finance leases	7.8%
Operating leases:
Operating cash outflows from operating leases	$2,826
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,910
Weighted-average remaining lease term - operating leases (in years)	9.6
Weighted-average discount rate - operating leases	8.0%

Finance Leases

The Company’s finance leases relate to fleet vehicles. All of the Company’s fleet vehicles are leased pursuant to master lease agreements for a period of three to five years. The master lease agreements allow for the Company to extend fleet vehicle leases on a month-to-month basis. For administrative convenience, the Company will often commit to extension periods of up to one year. As the extensions are not always utilized and are not contractually bound to a specific period of time, these extensions are not included in the initial right-of-use assets and lease liabilities. Instead, these extensions are treated as new leases. The master lease agreements stipulate minimum residual value guarantees that are not typically recognized as part of the Company’s right-of use assets and lease liabilities as these residual value guarantees are not probable of being owed. The rates implicit in the Company’s fleet vehicle finance leases are determinable, and the Company uses those rates to calculate the present value of its lease liabilities related to fleet vehicles.

Future minimum lease payments for the Company’s finance leases as of March 31, 2019 were as follows (in thousands):

2019	$727
2020	387
2021	336
2022	330
2023	52
Thereafter	—
Total minimum lease payments	1,832
Less: interest	189
Present value of finance lease obligations	1,643
Less: current portion	769
Long-term portion	$874

Operating Leases

The Company has entered into lease agreements for offices, warehouses and related equipment located in states in which the Company conducts operations. The Company’s corporate office lease was amended in February 2019 to extend the term by an additional three years, for a total lease term of 15 years. The corporate office lease includes options to extend the lease term for two additional periods of five years. The Company’s warehouse lease agreements range from a term of one to seven years, with five years being the most common lease term. The warehouse lease agreements typically include options to extend the lease term. The lease agreements do not include purchase options. The Company includes lease extension options in the right-of-use asset and lease liability when the Company is reasonably certain it will exercise the options. The Company’s equipment lease agreements range from three to five years. The rates implicit in the Company’s operating leases are not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.

For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows (in thousands):

2019	$8,032
2020	9,483
2021	7,281
2022	5,595
2023	4,780
Thereafter	36,680
Total minimum lease payments	71,851
Less: present value impact	23,040
Present value of operating lease obligations	48,811
Less: current portion	6,992
Long-term portion	$41,819

13.	Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	March 31, 2019
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$16,222	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,529	Other non-current liabilities
Interest rate swaps	$13	Other non-current assets

	December 31, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$9,884	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,262	Other non-current liabilities
Interest rate swaps	$130	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps such that at least 75% of the outstanding loan balance of the Aggregation Facility is hedged. The Company is required to meet this threshold within 15 business days after the end of each quarterly period. As of March 31, 2019, the Company had entered into interest rate swaps with an aggregate notional amount of $40.0 million. The Company entered the required swaps subsequent to period end and is in compliance with the hedging requirement. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense (income), net.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of March 31, 2019, the notional amount of these interest rate swaps was $325.2 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of accumulated other comprehensive (loss) income (“AOCI”) expected to be reclassified to interest expense within the next 12 months is approximately $1.8 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

The Company records derivatives at fair value. The losses (gains) on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Derivatives designated as cash flow hedges:
Interest rate swaps	$6,660	$(5,143)

The losses (gains) on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended March 31,
	2019		2018
	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts presented in the income statement line items	$19,127	$1,385	$16,922	$(2,261)

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$322	$—	$(381)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses (gains) recognized in income	—	1,384	—	(2,262)
Total losses (gains)	$322	$1,384	$(381)	$(2,262)

14.	Investment Funds

As of March 31, 2019 and December 31, 2018, the Company had formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. The aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$57,660	$62,350
Accounts receivable, net	13,033	6,593
Prepaid expenses and other current assets	1,754	1,289
Total current assets	72,447	70,232
Restricted cash and cash equivalents	4,071	2,443
Solar energy systems, net	1,448,012	1,752,271
Other non-current assets, net	390,711	10,888
Total assets	$1,915,241	$1,835,834
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$6,591	$7,846
Current portion of long-term debt	1,206	1,512
Current portion of deferred revenue	2,411	2,320
Accrued and other current liabilities	5,194	4,860
Total current liabilities	15,402	16,538
Long-term debt, net of current portion	95,221	53,505
Deferred revenue, net of current portion	10,552	9,694
Other non-current liabilities	993	1,023
Total liabilities	$122,168	$80,760

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of March 31, 2019 and December 31, 2018, the cumulative total of contributions into the VIEs by all investors was $1,649.7 million and $1,565.3 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $45.2 million and $55.8 million as of March 31, 2019 and December 31, 2018.

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

The lease pass-through financing obligation is nonrecourse. As of March 31, 2019 and December 31, 2018, the Company had recorded financing liabilities of $5.3 million for each period related to this fund arrangement, which represents the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of March 31, 2019, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $7.9 million and $8.3 million as of March 31, 2019 and December 31, 2018.

From time to time, the Company incurs fees for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. No distributions were paid to reimburse fund investors during the three months ended March 31, 2019. As of March 31, 2019, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of March 31, 2019 and December 31, 2018, which is classified as restricted cash and cash equivalents.

15.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows (in thousands):

	March 31,	December 31,
	2019	2018
Shares available for grant under equity incentive plans	15,346	13,323
Restricted stock units issued and outstanding	6,809	6,172
Stock options issued and outstanding	5,041	3,394
Long-term incentive plan	2,706	2,706
Total	29,902	25,595

Redeemable Non-Controlling Interests and Non-Controlling Interests

Seven of the investment funds include a right for the non-controlling interest holder to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund (each, a “Put Option”). The purchase price for the fund investor’s interest in the seven investment funds under the Put Options is the greater of fair market value at the time the option is exercised and a specified amount, ranging from $2.1 million to $4.1 million. The Put Options for these seven investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. The first of the Put Options are expected to become exercisable beginning in the second quarter of 2021.

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

In all investment funds except one, the Company’s wholly owned subsidiary has the right to require the non-controlling interest holder to sell all of its membership units to the Company’s wholly owned subsidiary (each, a “Call Option”). The purchase price for the fund investors’ interests under the Call Options varies by fund, but is generally the greater of a specified amount, which ranges from approximately $1.2 million to $7.0 million, the fair market value of such interest at the time the option is exercised, or an amount that causes the fund investor to achieve a specified return on investment. The Call Options are exercisable beginning on the date that specified conditions are met for each respective fund. The first of the Call Options are expected to become exercisable beginning in the third quarter of 2020.

16.	Equity Compensation Plans

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

As of March 31, 2019, a total of 15.3 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.8 million shares became available to grant in January 2019 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the three months ended March 31, 2019 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2018	3,394	$2.77		$4,689
Granted	1,657	4.64
Exercised	(10)	3.69
Cancelled	—	—
Outstanding—March 31, 2019	5,041	$3.38	7.9	$8,889
Options vested and exercisable—March 31, 2019	1,815	$2.42	6.0	$5,226

RSUs

RSU activity for the three months ended March 31, 2019 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2018	6,172	$3.84
Granted	1,206	4.62
Vested	(487)	3.85
Forfeited	(82)	3.72
Outstanding at March 31, 2019	6,809	$3.98

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$332	$274
Sales and marketing	735	831
General and administrative	2,584	1,820
Research and development	28	44
Total stock-based compensation	$3,679	$2,969

Unrecognized stock-based compensation expense for RSUs and stock options as of March 31, 2019 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$17,646	1.8
Stock options	6,162	2.3
Total unrecognized stock-based compensation expense	$23,808

17.	Income Taxes

The income tax expense for the three months ended March 31, 2019 and 2018 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (44.5)% and (43.6)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2019 and 2018 were primarily attributable to the tax gains recognized on the sale of solar energy systems to investment funds and non-controlling interests and redeemable non-controlling interests.

The Company sells solar energy systems to its investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers as a component of income tax expense during the period in which the transfers occur.

18.	Related Party Transactions

The Company’s condensed consolidated statements of operations included related party transactions of $0.8 million and $0.7 million within sales and marketing for the three months ended March 31, 2019 and 2018.

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

The Company incurred fees under agreements with Vivint of $2.4 million and $1.0 million for the three months ended March 31, 2019 and 2018. These amounts reflect the level of services provided by Vivint on behalf of the Company.

Payables to Vivint recorded in accounts payable were $0.1 million and $0.2 million as of March 31, 2019 and December 31, 2018. These payables include amounts due to Vivint related primarily to the sales dealer agreement.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $4.0 million and $5.2 million as of March 31, 2019 and December 31, 2018. The Company provided a reserve of $1.0 million and $0.9 million as of March 31, 2019 and December 31, 2018 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.1 million and $1.5 million as of March 31, 2019 and December 31, 2018, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 14—Investment Funds.

19.	Commitments and Contingencies

Non-Cancellable Operating Leases

See Note 12—Leases for details regarding the Company’s lease arrangements.

Letters of Credit

As of March 31, 2019, the Company had established letters of credit under the Working Capital Facility for up to $13.9 million related to insurance contracts. See Note 11—Debt Obligations.

Indemnification Obligations

From time to time, the Company enters into contracts that contingently require it to indemnify parties against claims. These contracts primarily relate to provisions in the Company’s services agreements with related parties that may require the Company to indemnify the related parties against services rendered; and certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities. In addition, under the terms of the agreements related to the Company’s investment funds and other material contracts, the Company may also be required to indemnify fund investors and other third parties for liabilities. For further information see Note 14—Investment Funds.

Residual Commission Payments

The Company pays a portion of sales commissions to its sales representatives on a deferred basis. The amount deferred is based on the value of the system sold by the sales representative and payment is based on the sales representative remaining employed by the Company. As this amount is earned over time, it is not considered an incremental cost of obtaining the contract due to the requirement that the sales representative remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. As of March 31, 2019, the total estimated obligation that is currently not recorded in the Company’s condensed consolidated financial statements, but that will be earned and expensed over the deferment period was $16.2 million.

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

In October 2018, a former sales representative filed a representative action pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

20.	Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(26,242)	$(12,976)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic	120,307	115,155
Weighted-average effect of potentially dilutive shares to purchase common stock	—	—
Shares used in computing net loss attributable per share to common stockholders, diluted	120,307	115,155
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.22)	$(0.11)

For the three months ended March 31, 2019 and 2018, the Company incurred net losses attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for either period.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of rebates, tax credits and incentives, including changes to the rates of the U.S. federal investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of equipment and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Of the 45.6 megawatts installed in the three months ended March 31, 2019, approximately 69% were installed under PPAs, 16% were installed under System Sales and 15% were installed under Solar Leases. We will continue to maximize the value of the solar energy systems we install as well as continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

We have determined that we are the primary beneficiary in these partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our condensed consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our condensed consolidated balance sheets. These income or loss allocations, reflected on our condensed consolidated statements of operations, may create significant volatility in our reported results of operations, including potentially changing net loss attributable to common stockholders from loss to income, or vice versa, from quarter to quarter.

Substantially all of our solar energy systems installed through the date of this report have been eligible for ITCs. Pursuant to statute, the ITC rate is scheduled to decline for construction purposes beginning in 2020. If such reductions occur as scheduled, our ability to obtain tax equity may be reduced or be available on less advantageous terms. Furthermore, ITCs have historically supported our ability to provide attractive pricing to customers. If the ITCs are reduced as contemplated, demand for our solar energy systems and our operating results could be adversely affected if we are unable to offset the impact of such reductions.

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

•

Estimated gross retained value per watt. Estimated gross retained value per watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under PPAs and Solar Leases that have been installed as of such date and is subject to the same assumptions and uncertainties as estimated retained value.

	Three Months Ended
	March 31,
	2019	2018
Solar energy system installations	6,514	5,813
Megawatts installed	45.6	40.4

	March 31,	December 31,
	2019	2018
Cumulative solar energy system installations	161,112	154,598
Cumulative megawatts installed	1,106.5	1,060.9
Estimated nominal contracted payments remaining (in millions)	$3,795.8	$3,638.1
Estimated gross retained value under energy contracts (in millions)	$1,549.7	$1,517.0
Estimated gross retained value of renewal (in millions)	$501.0	$479.7
Estimated gross retained value (in millions)	$2,050.7	$1,996.7
Estimated gross retained value per watt	$2.04	$2.06

Seasonality

We experience seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from PPAs is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, customer agreements and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States and other areas where winter weather is impactful. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance.

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

Effective January 1, 2019, we adopted the following Accounting Standards Updates, or ASUs:

•

ASU 2016-02, Leases (Topic 842), or Topic 842, is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the condensed consolidated balance sheets and disclosing key information about leasing arrangements. The impact to the accumulated deficit as a result of adopting Topic 842 was a net reduction of approximately $0.2 million. Additionally, the adoption of this ASU resulted in right-of-use assets of $34.6 million related to operating leases being recognized in other non-current assets, net on the condensed consolidated balance sheets as of January 1, 2019. Corresponding lease liabilities of $43.8 million related to operating leases were recognized on the condensed consolidated balance sheets as of January 1, 2019, with the current portion recognized in accrued and other current liabilities and the long-term portion recognized in other non-current liabilities.

•

ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, or ASU 2018-15, clarified that entities should capitalize implementation costs incurred in cloud computing arrangements that are service contracts, which we will now record within other non-current assets, net. We adopted this ASU on a prospective basis.

See Note 2—Summary of Significant Accounting Policies for additional details on each of these ASUs.

There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2019 from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Components of Results of Operations

Revenue

Customer Agreements and Incentives.     We recognize revenue for our PPAs based on the actual amount of power generated at rates specified under the contracts. We recognize revenue for our Solar Leases, which include performance guarantees, on a straight-line basis over the lease term.

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

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily include revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. Revenue from System Sales decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. However, we expect revenue from System Sales to increase slightly in 2019 compared to 2018 due primarily to increased focus in specific markets. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Customer agreements and other incentives	$30,208	$23,123
SREC sales	9,395	7,991
Total customer agreements and incentives	39,603	31,114

System Sales	29,299	36,764
Photovoltaic installation products	469	372
Total solar energy system and product sales	29,768	37,136
Total revenue	$69,371	$68,250

Operating Expenses

Cost of Revenue—Customer Agreements and Incentives.     Cost of revenue—customer agreements and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years and in 2018 included the amortization of the related initial direct costs, which were being amortized over the term of the long-term customer contracts. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of customer agreements and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In 2019, we expect the cost of customer agreements and incentives revenue to increase in absolute dollars compared to 2018.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades and in 2018 included related costs to obtain contracts associated with System Sales. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In 2019, we expect the cost of solar energy system and product sales to decrease in absolute dollars compared to 2018, primarily as a result of 2018 including costs to obtain contracts associated with System Sales which, beginning in 2019, are included in sales and marketing as a result of the adoption of Topic 842.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and, beginning in 2019, the amortization of capitalized incremental costs to obtain customer contracts. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In 2019, we expect sales and marketing costs to increase in absolute dollars compared to 2018, primarily as a result of a change in accounting related to costs to obtain contracts and amortization of capitalized costs to obtain contracts, which were previously recorded in cost of revenue, and investments into new sales channels. Our investments into new sales channels such as the homebuilder and retail channels are designed to decrease customer acquisition costs over the longer term.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In 2019, we expect research and development costs to remain relatively consistent in absolute dollars compared to 2018.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In 2019, we expect general and administrative expenses to increase in absolute dollars compared to 2018.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of finance lease obligations. In 2019, we expect our interest expense to increase in absolute dollars compared to 2018 as we have incurred additional indebtedness. Additionally, our debt facilities accrue interest at floating rates and increases in those floating rates would result in higher interest expense.

Other Expense (Income), net.     Other expense (income), net primarily consists of changes in fair value for our interest rate swaps not designated as hedges.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Loss Attributable to Common Stockholders

We determine the net loss attributable to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of March 31, 2019, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Revenue:
Customer agreements and incentives	$39,603	$31,114
Solar energy system and product sales	29,768	37,136
Total revenue	69,371	68,250
Cost of revenue:
Cost of revenue—customer agreements and incentives	40,191	38,687
Cost of revenue—solar energy system and product sales	17,263	26,045
Total cost of revenue	57,454	64,732
Gross profit	11,917	3,518
Operating expenses:
Sales and marketing	29,634	11,125
Research and development	469	486
General and administrative	23,049	19,987
Total operating expenses	53,152	31,598
Loss from operations	(41,235)	(28,080)
Interest expense, net	19,127	16,922
Other expense (income), net	1,385	(2,261)
Loss before income taxes	(61,747)	(42,741)
Income tax expense	27,487	18,643
Net loss	(89,234)	(61,384)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(62,992)	(48,408)
Net loss attributable to common stockholders	$(26,242)	$(12,976)

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended
	March 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Revenue:
Customer agreements and incentives	$39,603	$31,114	$8,489
Solar energy system and product sales	29,768	37,136	(7,368)
Total revenue	$69,371	$68,250	$1,121

Customer Agreements and Incentives. The $8.5 million increase was due in part to a $7.0 million increase in customer agreements revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 20% and a $1.4 million increase in SREC revenue.

Solar Energy System and Product Sales. The $7.4 million decrease was primarily due to a decrease in solar energy systems placed in service under System Sales compared to the first quarter of 2018, reflecting shifts in product and market mix.

Cost of Revenue

	Three Months Ended
	March 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$40,191	$38,687	$1,504
Cost of revenue—solar energy system and product sales	17,263	26,045	(8,782)
Total cost of revenue	$57,454	$64,732	$(7,278)

Cost of Revenue—Customer Agreements and Incentives. The $1.5 million increase was due in part to a $3.9 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense and a $1.7 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems placed in service. These increases were partially offset by a $4.0 million decrease in the amortization of initial direct costs resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842.

Cost of Revenue—Solar Energy System and Product Sales. The $8.8 million decrease is primarily attributable to a $5.9 million decrease in costs to obtain contracts resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842. The remainder of the decrease primarily reflected a lower volume of System Sales placed in service compared to the prior year period.

Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Operating expenses:
Sales and marketing	$29,634	$11,125	$18,509
Research and development	469	486	(17)
General and administrative	23,049	19,987	3,062
Total operating expenses	$53,152	$31,598	$21,554

Sales and Marketing. The $18.5 million increase was primarily due to a net $9.6 million increase in costs to obtain contracts and amortization of capitalized costs to obtain contracts resulting from similar costs being recorded in cost of revenue during 2018 while these costs are recorded in this line item beginning in 2019 as a result of adopting Topic 842, a $7.2 million increase in compensation and benefits due in part to an increase in non-capitalized residual commission payments and inside sales headcount, a $0.8 million increase in marketing and lead generation activities and a $0.5 million increase in other administrative costs.

General and Administrative. The $3.1 million increase was primarily due to a $1.4 million increase in professional fees, a $1.0 million increase in insurance costs and a $0.8 million increase in stock-based compensation.

Non-Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Interest expense, net	$19,127	$16,922	$2,205
Other expense (income), net	1,385	(2,261)	3,646

Interest Expense. Interest expense increased $2.2 million primarily due to additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other Expense (Income), net. The $3.6 million change from other income to other expense was primarily due to changes in the fair value of our derivative financial instruments.

Income Taxes

	Three Months Ended
	March 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Income tax expense	$27,487	$18,643	$8,844

The $8.8 million increase in income tax expense was primarily attributable to an $8.9 million additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds and $3.1 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests. These increases in income tax expense were partially offset by a tax-effected $3.4 million increased loss before income taxes.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	March 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(62,992)	$(48,408)	$(14,584)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $14.6 million increase in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to a higher volume of solar energy systems installed and placed in service under PPA and Solar Lease agreements compared to the same period in 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $213.5 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 11—Debt Obligations and Note 14—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations.

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

Sources of Funds

Investment Fund Commitments

As of April 30, 2019, we had raised 25 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.9 billion. The undrawn committed capital for these funds as of April 30, 2019 is approximately $121.6 million, which we estimate will fund approximately 51 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of March 31, 2019 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	339,382	—	5.5	August 2023
2017 Term loan facility	186,784	—	6.0	January 2035
Forward flow loan facility	99,780	30,220	4.9	(4)
Credit agreement	1,279	—	6.5	February 2023
Revolving lines of credit
Aggregation facility	70,000	305,000	5.7	September 2020
Working capital facility(5)	136,100	—	5.7	March 2020
Total debt	$1,296,151	$335,220

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

(3)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $325.2 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

See Note 11—Debt Obligations for additional details regarding the debt facilities outstanding at March 31, 2019.

Revenue from Operations

In the three months ended March 31, 2019, we generated $39.6 million in revenue from customer agreements and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $25.0 million related to System Sales for the three months ended March 31, 2019. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Net cash (used in) provided by:	(In thousands)
Operating activities	$(69,993)	$(14,171)
Investing activities	(64,168)	(71,473)
Financing activities	131,749	56,945
Net decrease in cash and cash equivalents, including restricted amounts	$(2,412)	$(28,699)

Operating Activities

In the three months ended March 31, 2019, we had a net cash outflow from operations of $70.0 million. This was primarily due to outflows of $36.6 million from our net loss excluding noncash and non-operating items and $33.4 million of outflows from changes in working capital.

Investing Activities

In the three months ended March 31, 2019, we used $64.2 million for investing activities primarily due to $64.5 million in costs associated with the design, acquisition and installation of solar energy systems. These outflows were partially offset by $0.6 million in proceeds from disposals of property and equipment.

Financing Activities

In the three months ended March 31, 2019, we generated $131.7 million from financing activities, of which $84.4 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds and $61.4 million represented proceeds from long-term debt. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $9.0 million and repayments of long-term debt of $5.6 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2018 are set forth in the following table. Material changes that have occurred during the three months ended March 31, 2019 are included in the footnotes to the table.

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt(1)	$12,450	$214,084	$375,720	$638,135	$1,240,389
Interest payments related to long-term debt(2)	68,529	117,911	103,594	167,755	457,789
Distributions payable to non-controlling interests and redeemable non-controlling interests(3)	7,846	—	—	—	7,846
Capital lease obligations and interest(4)	2,069	490	32	—	2,591
Operating lease obligations(4)	11,250	23,472	19,493	63,762	117,977
Total	$102,144	$355,957	$498,839	$869,652	$1,826,592

(1)

Does not include additional borrowings and repayments during the three months ended March 31, 2019, which resulted in a net $55.8 million increase in principal borrowings. These borrowings included the following activity: under the Forward Flow Loan Facility maturing October 2039, we incurred $41.4 million of principal borrowings; under the Aggregation Facility maturing in September 2020 we incurred $20.0 million of principal borrowings; under the Solar Asset Backed Notes, Series 2018-2 maturing in August 2023 we reduced principal borrowings by $3.5 million; and under the 2017 Term Loan maturing January 2035 we reduced principal borrowings by $2.1 million. For additional information, see Note 11—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the three months ended March 31, 2019, which for payments due in less than one year increased $3.7 million, payments due in one to three years increased $4.4 million, payments due in three to five years increased $3.7 million and payments due in more than five years increased $26.7 million.

(3)	During the three months ended March 31, 2019, distributions payable to non-controlling interests and redeemable non-controlling interests decreased by $1.3 million.
(4)

We adopted Topic 842 effective January 1, 2019. Under Topic 842, leases that were known as capital leases under ASC 840 are now called finance leases. Additionally, as part of the adoption, we reassessed all leases outstanding at the adoption date. The resulting future minimum lease payment schedules for both finance leases and operating leases are contained in Note 12—Leases.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a list of our current legal proceedings, see Note 19—Commitments and Contingencies.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of April 30, 2019, we had raised 25 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $1.9 billion. The undrawn committed capital for these funds as of April 30, 2019 is approximately $121.6 million, which we estimate will fund approximately 51 megawatts of future deployments.

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

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy certificates associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from, and to lease or purchase, our solar energy systems, helping to achieve customer acceptance of solar energy with those customers as an alternative to utility-provided power. However, these programs may expire on a particular date, end when the allocated funding or capacity allocations are exhausted or be reduced or terminated. These reductions or terminations often occur without warning. In addition, the financial value of certain incentives decreases over time. For example, the value of SRECs in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If we overestimate the future value of these programs, it could adversely impact our financial results.

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

A customer’s interest in a solar energy system may also be affected by the cost of electricity generated from other energy sources, including renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The cost of electricity from traditional utilities could decrease as a result of:

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

Finally, public service commissions may impose requirements on our business associated with our interactions with consumers. The California Public Utilities Commission and the Public Service Commission of the State of New York have each adopted orders requiring changes to certain of our business practices and continue to take actions suggesting the trend will continue. Other public service commissions could follow California and New York’s lead and impose requirements associated with consumer protection that could affect how we do business and acquire customers.

We rely on net metering and related policies to offer competitive pricing to our customers in all of our current markets, and changes to net metering policies may significantly reduce demand for electricity from our solar energy systems.

Our business benefits significantly from favorable net metering policies. Net metering allows a homeowner to pay his or her local electric utility only for his or her power usage net of production from the solar energy system, transforming the conventional relationship between customers and traditional utilities. Homeowners receive credit for the energy that the solar installation generates in excess of that needed by the home to offset energy usage at times when the solar installation is not generating energy. In states that provide for net metering, the customer typically pays for the net energy used or receives a credit against future bills at the retail rate if more energy is produced by the solar installation than consumed. In some states and utility territories, customers are also reimbursed by the electric utility for net excess generation on a periodic basis.

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in some states, such as Arizona, California, Hawaii, Nevada, New Hampshire, New York, Texas and Utah. Many utilities have proposed and are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include, but are not limited, to capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered electricity generation, and imposing consumer protection requirements on solar companies. For example, in 2016, the California Public Utilities Commission enacted changes requiring customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, to take service on a net metering successor tariff. Under this successor tariff, utilities are allowed to impose reasonable interconnection fees on customers and some additional charges and customers must take service on time-of-use rates. The California Public Utilities Commission is expected to begin considering additional changes to the net metering successor tariff in 2019 and in 2018 referenced its net metering authority in connection with the imposition of new consumer protection measures on the residential solar industry. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

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

The U.S. government has imposed duties and tariffs on solar cells and could impose additional tariffs on solar cells manufactured outside the United States or implement additional restraints on trade. In 2014 and 2015, the U.S. government imposed certain anti-dumping and countervailing duties on solar cells manufactured in China and Taiwan. In January 2018, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar panels. These tariffs are additive to the anti-dumping and countervailing duties imposed in 2014 and 2015. The tariff on imported solar panels will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect in February 2018 and apply to imports from all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization.

In September 2018, the President of the United States announced the imposition of tariffs on $200 billion of Chinese goods. Inverters imported from China are listed as subject to the new duties. Tariffs of 10% on inverters went into effect on September 24, 2018, and the tariffs were scheduled to rise to 25% on January 1, 2019. In December 2018, the President agreed to suspend further trade action for 90 days, and in February 2019 to further suspend trade action, to continue negotiations and to leave the tariff at the 10% rate for the time being. Our various inverter suppliers are still determining how they will manage these tariffs. We are currently seeing various responses from inverter suppliers to the 10% tariff, ranging from no price increases to passing on the majority of the tariff to the purchaser through price increases. We are unsure how supplier pricing will be affected by the potential implementation of the 25% tariff. Additionally, it remains unclear whether the tariff applies to all components that accompany an inverter, or just to the inverter itself.

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

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 16% of total megawatts installed in the three months ended March 31, 2019. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

Our business is concentrated in California, putting us at risk of region specific disruptions.

As of March 31, 2019, approximately 34% of our cumulative megawatts installed were located in California. In addition, we expect future installations to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated. As mentioned above, any adverse impacts to retail electric customers resulting from Pacific Gas and Electric Company’s bankruptcy proceedings could affect a significant portion of our customer base in light of the concentration of our customers in California.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $61.7 million and $42.7 million for the three months ended March 31, 2019 and 2018. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further reducing our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems;
•	maximizing the benefits of rebates, tax credits, SRECs and other available incentives; and
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The majority of our business is conducted using one channel, direct-to-home sales.

Historically, our primary sales channel has been a direct-to-home sales model. We also sell to customers through our inside sales team and have begun to sell through the homebuilder and retail distribution channels. However, we continue to acquire most of our customers through our direct-to-home sales channel. In addition, we have entered into sales dealer agreements with Vivint and others. We compete against companies with greater experience selling solar energy systems to customers through a number of distribution channels in addition to direct-to-home sales, including homebuilders, home improvement stores, large construction companies, electrical and roofing companies, the internet, and through relationships with other third parties. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

Expansion into new sales channels could be costly and time-consuming. As we enter homebuilder and retail channels, among other new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

Historically, our primary sales channel has been the direct-to-home sales model. As we continue to expand into other channels, such as the homebuilder and retail channels, we may incur significant costs including investments into inside sales to support these efforts. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels. Entering new channels poses numerous risks, including the following:

•	incurrence of significant start-up costs to adapt our current processes or develop new sales processes for use in these channels;
•	diversion of our management and employees from our core direct-to-home sales model;
•	difficulty adapting our current marketing strategies or developing new marketing strategies to these new channels;
•	inability to obtain key partners and the necessary volumes to remain viable in the retail space, both for us and for our retail partners;
•	inability to compete successfully with companies with a historical presence in such channels; and
•	inability to achieve the financial and strategic goals for these channels.

If we are unable to successfully compete in new channels, our operating results and growth prospects could be adversely affected.

We are highly dependent on our ability to attract, train and retain an effective sales force.

The success of our direct-to-home sales efforts depends upon the recruitment, retention and motivation of a large number of sales personnel to compensate for a high turnover rate, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales personnel on a continuing basis. Sales personnel are attracted to direct-selling by competitive earnings opportunities, and direct-sellers typically compete for sales personnel by providing a more competitive earnings opportunity than that offered by the competition. We believe competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on investment. We have historically compensated our sales personnel on a commission basis, based on the size of the solar energy systems they sell and recently have begun compensating based on system size, contract rate and the expected number of hours the rooftop will be exposed to full sunlight. Some sales personnel may prefer a compensation structure that also includes a salary and equity incentive component. There is significant competition for sales talent in our industry, and from time to time we may need to adjust our compensation model to include such components. These adjustments have caused and are expected to continue to cause our customer acquisition costs to increase, and could otherwise adversely impact our operating results and financial performance.

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

In October 2017, the Public Service Commission of the State of New York entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The Public Service Commission expanded its original order of October 2017 in March 2019. The order, which is part of a broader proceeding before the Commission associated with regulating and overseeing distributed energy resource suppliers, is premised on the Commission’s determination that it has the jurisdiction to oversee our business, and businesses like ours, in the same way that it oversees public utilities. Though New York’s Public Service Commission is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are following what is happening in New York and may take similar action depending on the outcome. If we were subject to the jurisdiction of public service commissions in the same or a similar way as public utilities, those commissions could take action that could materially affect our business operations.

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

We face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter, where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers. In certain jurisdictions, laws have been interpreted to either prohibit the sale of electricity pursuant to our standard PPA or regulate entities making such sales, and in some cases, such laws have led residential solar energy system providers to use leases in lieu of PPAs. In other states, neither leases nor PPAs are permissible or commercially feasible. Changes in law and reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

We report in our fund tax returns that we and our fund investors claim the ITC based on the fair market value of our solar energy systems. The IRS continues to audit the fair market value determinations industry-wide. We are not aware of any ongoing audits or results of audits related to our appraisals or fair market value determinations of any of our investment funds. If as part of an examination the IRS were to review the fair market value that we used to establish our basis for claiming ITCs and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted fair market value determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

Rising interest rates could adversely impact our business.

Rising interest rates could have an adverse impact on our business by increasing our cost of capital. The majority of our cash flows to date have been from customer contracts that have been partially monetized under various investment fund structures. One of the components of this monetization is the present value of the payment streams from the customers who enter into these contracts. If the rate of return required by the fund investor rises as a result of a rise in interest rates, the present value of the customer payment stream and the total value that we are able to derive from monetizing the payment stream will each be reduced. Interest rates are at relatively low levels. If interest rates rise in the future, our costs of capital could increase.

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

Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to, or make capital contributions to the fund that can be redirected to the fund investor such that it achieves the targeted return. These forgone distributions or capital contributions will generally occur if the fund investor has not achieved its targeted return prior to the target flip date of the investment fund. None of our investment funds have reached their target flip date, and we anticipate that the first target flip date in which a fund investor is required to have achieved its targeted return is July 1, 2020.

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

As of March 31, 2019, we and our subsidiaries had outstanding $1.3 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of March 31, 2019, we had up to $335.2 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and from electrical and roofing companies. Some of these competitors specialize in the residential solar energy market, and some may provide energy at lower costs than we do. Additionally, some of our competitors may offer their products through sales channels that we do not access or that they have more fully developed. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. For us to remain competitive, we must distinguish ourselves from our competitors by offering an integrated approach that successfully competes with each level of products and services offered by our competitors at various points in the value chain. If our competitors develop an integrated approach similar to ours including sales, financing, engineering, manufacturing, installation, maintenance and monitoring services, this will reduce our marketplace differentiation.

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

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Our industry is characterized by low technological barriers to entry, and well-capitalized companies could choose to enter the market and compete with us. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

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

To support our business, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the markets where there is heightened or increasing demand for solar energy products. Competition for qualified personnel in our industry has increased substantially, and we expect it to continue to do so, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. Companies with whom we compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. We periodically assess the compensation plans and policies for our service providers, including our installers and electricians and, if deemed necessary, may decide to revise those plans and policies. Our installers and electricians may not react well to any such revisions, which in turn could adversely affect retention, motivation and productivity. Additionally, we continually monitor our workforce requirements in the markets in which we operate. Any workforce reductions in markets where sales volume does not support the number of installation and other personnel could in turn adversely affect retention, motivation and productivity. We may also subcontract certain aspects of the installation process to independent contractors. Training these independent contractors and monitoring them for compliance with our policies may require significant management oversight and may present additional risks and challenges compared to those related to managing our employees.

Furthermore, trained installers are typically able to more efficiently install solar energy systems. Shortages of skilled labor could significantly delay installations or otherwise increase our costs. While we do not currently have any unionized employees, we have expanded, and may continue to expand, into areas where labor unions are more prevalent. The unionization of our labor force could also increase our labor costs. In addition, a significant portion of our business has been concentrated in states such as California, where market conditions are particularly favorable to distributed solar energy generation. We have experienced and may in the future experience greater than expected turnover in our installers in those jurisdictions which would adversely impact the geographic mix of new solar energy system installations.

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

We typically act as the licensed general contractor for our customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor in every market we service, and we are typically responsible for every customer installation. We are the general contractor, electrician, construction manager and installer for nearly all our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems, including any re-roofing services provided under our contracts. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Furthermore, prior to obtaining permission to operate our solar energy systems, the systems must pass various inspections. Any delay in passing, or inability to pass, such inspections, would adversely affect our results of operations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, damage for which we are liable, cost overruns, delays or other execution issues may cause us not to achieve our expected results or cover our costs for that project.

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

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are in a growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. For example, the amount of revenue we recognize in a given period depends in part on the types of customer contracts we have entered into—because revenue from System Sales is recognized when the system is placed into service whereas revenue from our PPAs and Solar Leases is recognized over the contract life, which is typically 20 years—and, in the case of PPAs and Solar Leases is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, revenue derived from PPAs is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather, such as during the winter months in the Northeast. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. As such, our past quarterly operating results may not be good indicators of future performance.

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

We maintain ownership of the solar energy systems that we install under our PPAs or Solar Leases. We amortize the costs of our solar energy systems over a 30-year estimated useful life, which exceeds the period of the component warranties and the corresponding payment streams from our contracts with our customers. If we incur repair and maintenance costs on these systems after the warranties have expired, and if they then fail or malfunction, we will be liable for the expense of repairing these systems without a chance of recovery from our suppliers. We are also contractually obligated to remove, store and reinstall the solar energy systems, in many cases for a nominal fee, if customers need to replace or repair their roofs. However, customer fees may not cover our costs to remove, store and reinstall the solar energy systems. In addition, we typically bear the cost of removing the solar energy systems at the end of the term of the customer contract if the customer does not renew his or her contract or purchase the system. Furthermore, it is difficult to predict how future environmental regulations may affect the costs associated with the removal, disposal or recycling of our solar energy systems. We also face other factors that could increase the costs or diminish the production of a solar energy system, such as unanticipated damage or malfunctions, animal interference and weather-related matters. If the residual value of the systems is less than we expect at the end of the customer contract, after giving effect to any associated removal and redeployment costs, we may be required to accelerate all or some of the remaining unamortized costs. If the profitability or the residual value of the systems is lower than expected, this could materially impair our future operating results and estimated retained value.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of over 750 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. We could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business or financial performance.

Problems with product quality or performance may cause us to incur expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial results.

We agree to maintain the solar energy systems installed on our customers’ homes in connection with a PPA or Solar Lease during the length of the term of our customer contracts, which is typically 20 years. We are exposed to any liabilities arising from the systems’ failure to operate properly and are generally under an obligation to ensure that each system remains in good condition during the term of the agreement. We also agree to provide a workmanship warranty for the solar energy systems we sell to customers for a period of one to ten years and in many cases have agreed to operate and maintain those systems for no additional charge. As part of our operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our System Sales customers, which generally range from ten to 20 years. We also take advantage of manufacturers’ warranty coverage when maintaining solar energy systems installed under PPAs and Solar Leases. One or more of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers or to our fund investors without underlying warranty coverage. We, either ourselves or through our investment funds, bear the cost of such major equipment. Even if the investment fund bears the direct expense of such replacement equipment, we could suffer financial losses associated with a loss of production from the solar energy systems.

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

We have focused particular attention on growing our direct-to-home sales force, leading us in some instances to take on candidates who we later determined did not meet our standards. In addition, given the sheer number of interactions our sales and other personnel have with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with our company will be perceived as less than satisfactory. This has led to instances of customer complaints, some of which have affected our digital footprint on rating websites and social media platforms. If we cannot manage our hiring and training processes to avoid or minimize these issues to the extent possible, our reputation may be harmed and our ability to attract new customers would suffer.

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

Our financial condition, operating results and business prospects may suffer materially if we are unable to establish and maintain confidence about our liquidity and business prospects among consumers and within our industry. Our solar energy systems require ongoing maintenance and support. If we were to reduce operations now or in the future, existing buyers of our systems might have difficulty in having us repair or service our systems, which remain our responsibility under the terms of many of our customer contracts. As a result, consumers may be less likely to purchase our solar energy systems now if they are uncertain that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. We may not succeed in our efforts to build this confidence.

If we fail to manage our recent and future operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 1,060.9 megawatts as of December 31, 2018 to 1,106.5 megawatts as of March 31, 2019, and we intend to continue to expand our business within existing markets and in a number of new locations in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers, sales channel partners and financing, as well as manage multiple geographic locations.

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

Sustained unfavorable weather also could delay our installation of solar energy systems, leading to increased expenses and decreased revenue and cash receipts in the relevant periods. We have experienced seasonal fluctuations in our operations. The amount of revenue we recognize in a given period from PPAs is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, customer agreements and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. We have limited ability to install solar energy systems during the winter months in the Northeast. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. However, given that we are in a growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. As such, our historical operating results may not be indicative of future performance. Furthermore, weather patterns could change, making it harder to predict the average annual amount of sunlight striking each location where we install a solar energy system. This could make our solar energy systems less economical individually or in the aggregate. Any of these events or conditions could harm our business, financial condition, results of operations and prospects.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of March 31, 2019, the average FICO score of our customers was approximately 760. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $6.0 million as of March 31, 2019, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

Several states in which we operate have enacted laws and regulations that provide enhanced rights and require increased disclosures to customers. Most of these laws and regulations are specific to the solar industry and have required changes to our contracts and processes. Some of the laws have been enacted along with other changes to state law that further impact the residential solar industry. Other laws and regulations, such as the ones that relate to licensing of sales representatives, are applicable to a wide array of industries, and failure to comply with such regulations could result in citations, fines, license suspensions, revocations and other penalties. Further, to the extent that states undertake enforcement actions against us, or other states enact further laws or regulations applicable to our industry, we may be required to expend additional resources in order to modify our business practices to meet these regulatory requirements.

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

We are, and may in the future become, party to litigation. For examples, see Note 19—Commitments and Contingencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are presently not determinable as they are in preliminary phases. In general, litigation claims can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in settlements or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our reported financial results may be affected, and comparability of our financial results with other companies in our industry may be impacted, by changes in the accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to change and interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and on the financial results of other companies in our industry and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in February 2016 the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which primarily changed the accounting for operating leases by requiring us to add right-of-use assets and lease liabilities to our consolidated balance sheets as of the adoption date of January 1, 2019. Other companies in our industry may be affected differently by the adoption of Topic 842 or other new accounting standards, including timing of the adoption of new accounting standards, adversely affecting the comparability of our financial statements. See Note 2—Summary of Significant Accounting Policies for information about Topic 842.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to March 31, 2019, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

As an emerging growth company and a smaller reporting company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

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

As of March 31, 2019, we had 120.6 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 11.9 million shares of common stock remained outstanding as of March 31, 2019, with 1.8 million of those shares being vested and exercisable as of March 31, 2019. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events.

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

As of March 31, 2019, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 62% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIVINT SOLAR, INC.

Date: May 9, 2019	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)