Form 10-Q
period 2019-06-30
Vivint Solar, Inc.
filed 2019-08-08
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 121,619,161 shares of common stock, $0.01 par value per share, outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$198,951	$219,591
Accounts receivable, net	28,186	14,207
Inventories	13,071	13,257
Prepaid expenses and other current assets	30,783	31,201
Total current assets	270,991	278,256
Restricted cash and cash equivalents	78,567	71,305
Solar energy systems, net	1,637,905	1,938,874
Property and equipment, net	12,650	10,730
Other non-current assets, net	510,537	28,090
TOTAL ASSETS(1)	$2,510,650	$2,327,255
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$40,175	$45,929
Distributions payable to non-controlling interests and redeemable non-controlling interests	11,221	7,846
Accrued compensation	24,545	25,520
Current portion of long-term debt	144,243	12,155
Current portion of deferred revenue	28,911	30,199
Current portion of finance lease obligation	1,089	1,921
Accrued and other current liabilities	53,557	42,860
Total current liabilities	303,741	166,430
Long-term debt, net of current portion	1,181,797	1,203,282
Deferred revenue, net of current portion	15,529	13,524
Finance lease obligation, net of current portion	2,807	505
Deferred tax liability, net	490,496	437,120
Other non-current liabilities	76,994	24,610
Total liabilities(1)	2,071,364	1,845,471
Commitments and contingencies (Note 19)
Redeemable non-controlling interests	118,900	119,572
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 authorized, 121,606 shares issued and outstanding as of June 30, 2019; 1,000,000 authorized, 120,114 shares issued and outstanding as of December 31, 2018	1,216	1,201
Additional paid-in capital	582,338	574,248
Accumulated other comprehensive loss	(18,988)	(7,223)
Accumulated deficit	(334,595)	(279,631)
Total stockholders’ equity	229,971	288,595
Non-controlling interests	90,415	73,617
Total equity	320,386	362,212
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,510,650	$2,327,255

(1)

The assets of Vivint Solar, Inc. (the “Company”) as of June 30, 2019 and December 31, 2018 include $2,020.8 million and $1,835.8 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,478.5 million and $1,752.3 million as of June 30, 2019 and December 31, 2018; other non-current assets, net of $410.3 million and $10.9 million as of June 30, 2019 and December 31, 2018; cash and cash equivalents of $105.2 million and $62.4 million as of June 30, 2019 and December 31, 2018; accounts receivable, net, of $19.1 million and $6.6 million as of June 30, 2019 and December 31, 2018; restricted cash and cash equivalents of $5.4 million and $2.4 million as of June 30, 2019 and December 31, 2018; and prepaid expenses and other current assets of $2.3 million and $1.3 million as of June 30, 2019 and December 31, 2018. The Company’s liabilities as of June 30, 2019 and December 31, 2018 included $151.1 million and $80.8 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $11.2 million and $7.8 million as of June 30, 2019 and December 31, 2018; deferred revenue of $13.3 million and $12.0 million as of June 30, 2019 and December 31, 2018; long-term debt of $120.3 million and $55.0 million as of June 30, 2019 and December 31, 2018; accrued and other current liabilities of $5.5 million and $4.9 million as of June 30, 2019 and December 31, 2018; and other non-current liabilities of $0.7 million and $1.0 million as of June 30, 2019 and December 31, 2018. For further information see Note 14—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Customer agreements and incentives	$63,355	$54,765	$102,958	$85,879
Solar energy system and product sales	27,402	26,033	57,170	63,169
Total revenue	90,757	80,798	160,128	149,048
Cost of revenue:
Cost of revenue—customer agreements and incentives	43,074	41,366	83,265	80,053
Cost of revenue—solar energy system and product sales	15,791	18,990	33,054	45,035
Total cost of revenue	58,865	60,356	116,319	125,088
Gross profit	31,892	20,442	43,809	23,960
Operating expenses:
Sales and marketing	37,037	14,033	66,671	25,158
Research and development	524	511	993	997
General and administrative	31,205	22,009	54,254	41,996
Total operating expenses	68,766	36,553	121,918	68,151
Loss from operations	(36,874)	(16,111)	(78,109)	(44,191)
Interest expense, net	19,472	11,336	38,599	28,258
Other expense (income), net	1,365	(4,109)	2,750	(6,370)
Loss before income taxes	(57,711)	(23,338)	(119,458)	(66,079)
Income tax expense	29,950	35,352	57,437	53,995
Net loss	(87,661)	(58,690)	(176,895)	(120,074)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(59,094)	(76,806)	(122,086)	(125,214)
Net (loss attributable) income available to common stockholders	$(28,567)	$18,116	$(54,809)	$5,140
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.24)	$0.16	$(0.45)	$0.04
Diluted	$(0.24)	$0.15	$(0.45)	$0.04
Weighted-average shares used in computing net (loss attributable) income available per share to common stockholders:
Basic	120,869	116,650	120,589	115,907
Diluted	120,869	121,753	120,589	120,969

 See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss attributable) income available to common stockholders	$(28,567)	$18,116	$(54,809)	$5,140
Other comprehensive loss:
Unrealized (losses) gains on cash flow hedging instruments (net of tax effect of $(2,675), $(223), $(4,452) and $1,171)	(7,292)	(602)	(12,175)	3,147
Less: Interest (expense) income on derivatives recognized into earnings (net of tax effect of $(64), $6,058, $(150) and $6,161)	(174)	16,277	(410)	16,555
Total other comprehensive loss	(7,118)	(16,879)	(11,765)	(13,408)
Comprehensive (loss) income	$(35,685)	$1,237	$(66,574)	$(8,268)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

(Unaudited)

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — March 31, 2019	$118,667	120,612	$1,206	$577,961	$(11,870)	$(306,028)	$261,269	$88,140	$349,409
Stock-based compensation expense	—	—	—	4,156	—	—	4,156	—	4,156
Issuance of common stock, net	—	994	10	221	—	—	231	—	231
Contributions from non-controlling interests and redeemable non-controlling interests	8,193	—	—	—	—	—	—	67,077	67,077
Distributions to non-controlling interests and redeemable non-controlling interests	(2,676)	—	—	—	—	—	—	(10,992)	(10,992)
Total other comprehensive loss	—	—	—	—	(7,118)	—	(7,118)	—	(7,118)
Net loss	(5,284)	—	—	—	—	(28,567)	(28,567)	(53,810)	(82,377)
Balance — June 30, 2019	$118,900	121,606	$1,216	$582,338	$(18,988)	$(334,595)	$229,971	$90,415	$320,386

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Six Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — December 31, 2018	$119,572	120,114	$1,201	$574,248	$(7,223)	$(279,631)	$288,595	$73,617	$362,212
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(155)	(155)	—	(155)
Stock-based compensation expense	—	—	—	7,835	—	—	7,835	—	7,835
Issuance of common stock, net	—	1,492	15	255	—	—	270	—	270
Contributions from non-controlling interests and redeemable non-controlling interests	18,006	—	—	—	—	—	—	141,632	141,632
Distributions to non-controlling interests and redeemable non-controlling interests	(4,867)	—	—	—	—	—	—	(16,559)	(16,559)
Total other comprehensive loss	—	—	—	—	(11,765)	—	(11,765)	—	(11,765)
Net loss	(13,811)	—	—	—	—	(54,809)	(54,809)	(108,275)	(163,084)
Balance — June 30, 2019	$118,900	121,606	$1,216	$582,338	$(18,988)	$(334,595)	$229,971	$90,415	$320,386

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended June 30, 2018	Interests	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balance — March 31, 2018	$130,107	115,329	$1,153	$562,962	$13,694	$(277,015)	$300,794	$57,629	$358,423
Stock-based compensation expense	—	—	—	3,812	—	—	3,812	—	3,812
Issuance of common stock, net	—	3,148	32	598	—	—	630	—	630
Contributions from non-controlling interests and redeemable non-controlling interests	22,228	—	—	—	—	—	—	43,288	43,288
Distributions to non-controlling interests and redeemable non-controlling interests	(3,019)	—	—	—	—	—	—	(10,030)	(10,030)
Total other comprehensive loss	—	—	—	—	(16,879)	—	(16,879)	—	(16,879)
Net (loss) income	(26,669)	—	—	—	—	18,116	18,116	(50,137)	(32,021)
Balance — June 30, 2018	$122,647	118,477	$1,185	$567,372	$(3,185)	$(258,899)	$306,473	$40,750	$347,223

	Redeemable				Accumulated	Retained
	Non-			Additional	Other	Earnings	Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’	Controlling	Total
Six Months Ended June 30, 2018	Interests	Shares	Amount	Capital	Income	Deficit)	Equity	Interests	Equity
Balance — December 31, 2017	$122,444	115,099	$1,151	$559,788	$6,905	$213,107	$780,951	$80,115	$861,066
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	3,318	(477,146)	(473,828)	—	(473,828)
Stock-based compensation expense	—	—	—	6,781	—	—	6,781	—	6,781
Issuance of common stock, net	—	3,378	34	803	—	—	837	—	837
Contributions from non-controlling interests and redeemable non-controlling interests	64,999	—	—	—	—	—	—	43,288	43,288
Distributions to non-controlling interests and redeemable non-controlling interests	(5,112)	—	—	—	—	—	—	(17,123)	(17,123)
Total other comprehensive loss	—	—	—	—	(13,408)	—	(13,408)	—	(13,408)
Net (loss) income	(59,684)	—	—	—	—	5,140	5,140	(65,530)	(60,390)
Balance — June 30, 2018	$122,647	118,477	$1,185	$567,372	$(3,185)	$(258,899)	$306,473	$40,750	$347,223

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(176,895)	$(120,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,317	33,440
Deferred income taxes	57,678	54,173
Stock-based compensation	7,835	6,781
Loss on solar energy systems and property and equipment	4,157	3,025
Non-cash interest and other expense	3,302	13,656
Reduction in lease pass-through financing obligation	(2,032)	(2,164)
Losses (gains) on interest rate swaps	2,750	(1,279)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,979)	(4,689)
Inventories	186	9,462
Prepaid expenses and other current assets	816	8,276
Other non-current assets, net	(64,632)	(6,613)
Accounts payable	516	1,898
Accrued compensation	(999)	(2,329)
Deferred revenue	717	(10,514)
Accrued and other liabilities	179	(1,915)
Net cash used in operating activities	(141,084)	(18,866)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(124,400)	(146,247)
Payments for property and equipment	(994)	(65)
Proceeds from disposals of solar energy systems and property and equipment	1,128	1,843
Purchase of intangible assets	(115)	—
Net cash used in investing activities	(124,381)	(144,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	159,638	108,287
Distributions paid to non-controlling interests and redeemable non-controlling interests	(18,051)	(28,558)
Proceeds from long-term debt	133,164	876,000
Payments on long-term debt	(20,913)	(689,320)
Payments for debt issuance and deferred offering costs	(2,962)	(17,715)
Proceeds from lease pass-through financing obligation	1,518	1,497
Principal payments on finance lease obligations	(577)	(1,931)
Proceeds from issuance of common stock	270	837
Net cash provided by financing activities	252,087	249,097
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	(13,378)	85,762
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	290,896	154,938
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$277,518	$240,700
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in changes in accounts payable, accrued compensation and accrued and other liabilities	$43,028	$(119)
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,665	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$3,756	$619
Receivable for state tax credits recorded as a reduction to solar energy system costs	$—	$9

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or other future year.

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

Beginning with the first quarter of 2019, the condensed consolidated statements of operations items formerly captioned “Operating leases and incentives” and “Cost of revenue—operating leases and incentives” are now captioned “Customer agreements and incentives” and “Cost of revenue—customer agreements and incentives.” Also beginning with the first quarter of 2019, the condensed consolidated balance sheet items formerly captioned “Current portion of capital lease obligation” and “Capital lease obligation, net of current portion” are now captioned “Current portion of finance lease obligation” and “Finance lease obligation, net of current portion.” Amounts in these balance sheet items were capital leases under Accounting Standards Codification 840: Leases (“Topic 840”) in periods ending prior to January 1, 2019, while amounts in these balance sheet items are finance leases under Accounting Standards Codification 842: Leases (“Topic 842”) in periods ending subsequent to January 1, 2019. See “—Leases” below for further explanation of these changes.

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

Liquidity

In order to grow, the Company requires cash to finance the deployment of solar energy systems. As of the date of this filing, the Company will require additional sources of cash beyond current cash balances and currently available financing facilities to fund long-term planned growth. If the Company is unable to secure additional financing when needed, or upon desirable terms, the Company may be unable to finance installation of customers’ systems in a manner consistent with past performance, cost of capital could increase, or the Company may be required to significantly reduce the scope of operations, any of which would have a material adverse effect on its business, financial condition, results of operations and prospects. While the Company believes additional financing is available and will continue to be available to support current levels of operations, the Company believes it has the ability and intent to reduce operations to the level of available financial resources for at least the next 12 months from the date of this report, if necessary.

Performance Obligation—Solar Energy system and Product Sales

For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed into service. The Company allocates a portion of the transaction price to the monitoring services by estimating the fair market price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of June 30, 2019 and December 31, 2018, the Company had allocated deferred revenue of $4.0 million and $3.3 million to monitoring services that will be recognized over the term of the monitoring services.

Leases

The Company adopted Topic 842 and its subsequent updates effective January 1, 2019. These updates are intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the condensed consolidated balance sheets and disclosing key information about leasing arrangements. The Company utilized the additional transition method permitted by Accounting Standards Update (“ASU”) 2018-11 and adopted Topic 842 using a modified retrospective method with a cumulative-effect adjustment to its accumulated deficit as of January 1, 2019. As such, comparative periods ending prior to January 1, 2019 are presented in accordance with Topic 840 and periods ending after January 1, 2019 are presented in accordance with Topic 842. The impact to the accumulated deficit as a result of adopting ASU 2016-02 was a net reduction of approximately $0.2 million. The Company did not use the transitionary practical expedients allowed under Topic 842, and as such, the Company reassessed all contracts existing at the adoption date of January 1, 2019. The Company elected to treat leases with lease terms of 12 months or less as short-term leases. No right-of-use assets or lease liabilities are recognized for short-term leases. The Company has also elected not to separate lease components from non-lease components for all classes of leased assets except for building leases.

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

The Company’s PPAs, Solar Leases, and associated rebates and incentives no longer meet the definition of a lease under Topic 842. Accordingly, they are accounted for in accordance with Accounting Standards Codification 606: Revenue from Contracts with Customers (“Topic 606”) beginning on January 1, 2019. The Company concluded that there was no change to its revenue recognition practices for its PPA revenue stream under Topic 606. For Solar Leases, the Company concluded that the impact of applying Topic 606 is immaterial. The Company also concluded that there was no material change related to the timing of revenue recognition for rebates and incentives under Topic 606. Upon the adoption of Topic 842, the Company no longer capitalizes initial direct costs and amortizes them to the respective cost of revenue line items. Instead, the Company now capitalizes costs of obtaining a contract which meet the “incremental” criteria defined in Accounting Standards Codification 340 to other non-current assets, net. These costs are now amortized over the period of benefit to sales and marketing expense on the condensed consolidated statements of operations. In accordance with the Company’s Topic 842 transition discussed above, no prior period amounts were changed.

For purposes of comparison, the following tables show how the balances as of December 31, 2018 and for the three and six months ended June 30, 2018 would have changed if the effects of adopting Topic 842 had been applied to those balances (in thousands):

	December 31, 2018			June 30, 2019
	As Reported	Adjustments	As Adjusted	As Reported
Solar energy systems, net	$1,938,874	$(388,087)	$1,550,787	$1,637,905
Other non-current assets, net	28,090	388,087	416,177	510,537

	Three Months Ended June 30,
	2018			2019
	As Reported	Adjustments	As Adjusted	As Reported
Cost of revenue—customer agreements and incentives	$41,366	$(4,510)	$36,856	$43,074
Cost of revenue—solar energy system and product sales	18,990	(4,397)	14,593	15,791
Total cost of revenue	60,356	(8,907)	51,449	58,865
Gross profit	20,442	8,907	29,349	31,892
Sales and marketing	14,033	8,907	22,940	37,037
Total operating expenses	36,553	8,907	45,460	68,766

	Six Months Ended June 30,
	2018			2019
	As Reported	Adjustments	As Adjusted	As Reported
Cost of revenue—customer agreements and incentives	$80,053	$(8,590)	$71,463	$83,265
Cost of revenue—solar energy system and product sales	45,035	(10,254)	34,781	33,054
Total cost of revenue	125,088	(18,844)	106,244	116,319
Gross profit	23,960	18,844	42,804	43,809
Sales and marketing	25,158	18,844	44,002	66,671
Total operating expenses	68,151	18,844	86,995	121,918

Software Implementation Costs

The Company adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, effective January 1, 2019. This update clarifies that entities should capitalize implementation costs incurred in cloud computing arrangements that are service contracts, which the Company will now record within other non-current assets, net. The Company will expense the capitalized costs over the term of the hosting arrangement. The service element of a hosting arrangement that is a service contract is not affected by this update, meaning service costs will continue to be expensed as incurred. The Company is applying the amendments in this update on a prospective basis beginning January 1, 2019. No prior periods were impacted as a result of adopting this ASU.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of this update is to provide users of financial statements with more useful information by changing the incurred loss methodology for recognizing credit losses to a more forward-looking methodology that reflects expected credit losses. Under this ASU, the Company’s accounts receivable and certain contract assets are considered financial assets measured at an amortized cost basis and will need to be presented at the net amount expected to be collected. This ASU will be effective for the Company beginning on January 1, 2020 and will be applied through a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. The Company is still evaluating the impact of this update on its condensed consolidated financial statements and related disclosures.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities included on the condensed consolidated balance sheets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Interest rate swaps	$—	$29,833	$—	$29,833

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$130	$—	$130

Financial Liabilities
Interest rate swaps	$—	$11,146	$—	$11,146

The interest rate swaps (Level 2) were valued using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. Financial liabilities in the table above include interest rate swaps for the Aggregation Facility, which are not designated as hedges, and interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$712,071	$712,071	$587,358	$587,358
Fixed-rate long-term debt	640,569	684,695	653,031	673,917
Total	$1,352,640	$1,396,766	$1,240,389	$1,261,275

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

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Solar energy systems held for sale	$12,202	$12,321
Photovoltaic installation products	869	936
Total inventories	$13,071	$13,257

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
System equipment costs	$1,783,301	$1,667,440
Initial direct costs related to solar energy systems	—	435,084
	1,783,301	2,102,524
Less: Accumulated depreciation	(175,784)	(195,890)
	1,607,517	1,906,634
Solar energy system inventory	30,388	32,240
Solar energy systems, net	$1,637,905	$1,938,874

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation expense related to solar energy systems of $13.8 million and $16.1 million for the three months ended June 30, 2019 and 2018. The Company recorded depreciation expense related to solar energy systems of $26.9 million and $31.5 million for the six months ended June 30, 2019 and 2018. The Company did not record any initial direct costs or amortization of initial direct costs related to solar energy systems in 2019 due to the adoption of Topic 842. See Note 2—Summary of Significant Accounting Policies.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2019	2018
Leasehold improvements	1-12 years	$10,645	$10,560
Furniture and computer and other equipment	3 years	4,278	3,816
Vehicles acquired under finance leases	3-5 years	4,876	6,907
		19,799	21,283
Less: Accumulated depreciation and amortization		(7,149)	(10,553)
Property and equipment, net		$12,650	$10,730

The Company recorded depreciation and amortization expense related to property and equipment of $0.9 million and $1.3 million for the three months ended June 30, 2019 and 2018. The Company recorded depreciation and amortization expense related to property and equipment of $1.0 million and $3.0 million for the six months ended June 30, 2019 and 2018.

Effective January 1, 2019, the Company adopted Topic 842. As part of the adoption, the Company reassessed all contracts existing at the adoption date. The Company determined that a number of vehicle leases that were previously classified as capital leases under Topic 840 were no longer classified as finance leases under Topic 842. This resulted in a reduction to the gross asset and accumulated depreciation and amortization balances related to vehicles and will result in lower depreciation and amortization expense related to property and equipment compared to prior periods.

7.	Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Costs to obtain contracts	$500,969	$—
Accumulated amortization of costs to obtain contracts	(58,273)	—
Operating lease right-of-use assets	39,620	—
Sales incentives	9,963	8,588
Other non-current assets	18,258	19,502
Total other non-current assets	$510,537	$28,090

The Company recorded amortization of costs to obtain contracts of $7.4 million and $11.3 million for the three and six months ended June 30, 2019. Costs to obtain contracts are amortized over the initial terms of customer contracts, which are typically 20 years.

8.	Intangible Assets

Net intangible assets are included in other non-current assets, net and consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Cost:
Internal-use software	$635	$1,020
Developed technology	522	522
Trademarks/trade names	201	201
Total carrying value	1,358	1,743
Accumulated amortization:
Internal-use software	(365)	(781)
Developed technology	(360)	(324)
Trademarks/trade names	(109)	(99)
Total accumulated amortization	(834)	(1,204)
Total intangible assets, net	$524	$539

The Company recorded a de minimis amount and $0.1 million of amortization expense for the three months ended June 30, 2019 and 2018, which is included within general and administrative expense on the condensed consolidated statements of operations. The Company recorded amortization expense of $0.1 million and $0.3 million for the six months ended June 30, 2019 and 2018.

9.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll	$12,663	$16,352
Accrued commissions	11,882	9,168
Total accrued compensation	$24,545	$25,520

10.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued unused commitment fees and interest	$14,517	$14,102
Current portion of operating lease liabilities	7,398	—
Accrued professional fees	6,575	6,150
Current portion of lease pass-through financing obligation	5,094	5,038
Accrued workers' compensation	4,777	4,033
Workmanship accrual	3,596	2,630
Accrued inventory	3,286	4,380
Sales, use and property taxes payable	2,872	3,132
Other accrued expenses	5,442	3,395
Total accrued and other current liabilities	$53,557	$42,860

11.	Debt Obligations

Debt obligations consisted of the following as of June 30, 2019 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$454,100	$(76)	$(8,796)	$3,919	$441,309	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	339,383	(6)	(6,775)	294	332,308	—	5.5	August 2023
2017 Term loan facility	185,194	(167)	(4,429)	6,740	173,858	—	6.0	January 2035
2018 Forward flow loan facility	112,501	(66)	(3,231)	2,174	107,030	17,499	4.7	(4)
2019 Forward flow loan facility	14,087	—	(2,946)	—	11,141	135,913	5.2	(5)
Credit agreement	1,275	(2)	(106)	16	1,151	—	6.5	February 2023
Revolving lines of credit(6)
Aggregation facility	115,000	—	—	—	115,000	260,000	5.6	September 2020
Working capital facility(7)	131,100	—	—	131,100	—	—	5.7	March 2020
Total debt	$1,352,640	$(317)	$(26,283)	$144,243	$1,181,797	$413,412

Debt obligations consisted of the following as of December 31, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$(74)	$(9,172)	$3,655	$449,925	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	342,833	(6)	(7,388)	294	335,145	—	5.4	August 2023
2017 Term loan facility	188,922	(170)	(4,614)	6,679	177,459	—	6.0	January 2035
2018 Forward flow loan facility	58,425	(43)	(3,365)	1,512	53,505	71,575	5.2	(4)
Credit agreement	1,283	(2)	(118)	15	1,148	—	6.5	February 2023
Revolving lines of credit(6)
Aggregation facility	50,000	—	—	—	50,000	325,000	5.7	September 2020
Working capital facility(7)	136,100	—	—	—	136,100	—	5.6	March 2020
Total debt	$1,240,389	$(295)	$(24,657)	$12,155	$1,203,282	$396,575

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

(3)	The interest rate of these notes is partially hedged to an effective interest rate of 6.0% for $325.2 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
(4)

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than October 31, 2019.

(5)

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than November 20, 2020.

(6)	Revolving lines of credit are not presented net of unamortized debt issuance costs.
(7)

This facility is recourse debt, which refers to debt that is collateralized by the Company’s general assets. All of the Company’s other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or subsidiaries of the Company.

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of June 30, 2019.

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

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of June 30, 2019, the Company had $15.0 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of June 30, 2019, the Company had $24.7 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of June 30, 2019, the Company had $19.9 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2018 Forward Flow Loan Facility

In August 2018, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2018 Forward Flow Loan Facility”, formerly known as the “Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $130.0 million. The Company may make multiple borrowings under the 2018 Forward Flow Loan Facility during the availability period, which will continue no later than October 31, 2019. After the availability period, all outstanding loans under the 2018 Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. Interest on each loan will accrue at an annual rate equal to the U.S. swap rate for the weighted-average life of such loan, plus an applicable margin equal to the greater of (a) 1.9% plus a spread adjustment based on the risk premium on the borrowing date relative to the market index-based risk premium on the closing date and (b) 1.5%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of June 30, 2019, the Company had $4.7 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2019 Forward Flow Loan Facility

In May 2019, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2019 Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million. The Company may make multiple borrowings under the 2019 Forward Flow Loan Facility during the availability period, which will continue no later than November 20, 2020. After the availability period, all outstanding loans under the 2019 Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. On any anniversary of the date of aggregation occurring from and after the sixth such anniversary, upon notice to the lenders, the Company may borrow additional loans under the 2019 Forward Flow Loan Facility if the Company is projected to have sufficient net cash flow to service such additional debt. If any lender declines to fund such additional loans, the Company will have the right to prepay outstanding loans from such lender in an amount equal to 102.5% of such loans, plus accrued and unpaid interest, without any make-whole amount. Interest on each loan will accrue at an annual rate equal to the greater of (a) 4.70% and (b) the U.S. Treasury rate for the weighted-average life of such loan, plus an applicable margin equal to 2.35%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of June 30, 2019, the Company had $0.7 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Aggregation Facility

In September 2014, a wholly owned subsidiary of the Company entered into an aggregation credit facility (as amended, the “Aggregation Facility”), pursuant to which the Company may borrow up to an aggregate of $375.0 million and, upon the satisfaction of certain conditions and the approval of the lenders, up to an additional aggregate of $175.0 million in borrowings. Prepayments are permitted under the Aggregation Facility. Under the Aggregation Facility, interest on borrowings accrues at a floating rate equal to either (1)(a) LIBOR or (b) the greatest of (i) the Federal Funds Rate plus 0.5%, (ii) the administrative agent’s prime rate and (iii) LIBOR plus 1% and (2) a margin that varies between 3.25% during the period during which the Company may incur borrowings and 3.75% after such period. As of June 30, 2019, the Company had $3.5 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Working Capital Facility

In March 2015, a wholly owned subsidiary of the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions. In addition to the outstanding borrowings as of June 30, 2019, the Company had established letters of credit under the Working Capital Facility for up to $18.9 million related to insurance and retail contracts. Prepayments are permitted under the Working Capital Facility. Interest accrues on borrowings at a floating rate equal to, depending on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable depending on the type of borrowing at the end of (1) the interest period that the Company may elect as a term, not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. The Company is required to maintain $30.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of June 30, 2019, the Company was in compliance with such covenants.

12.	Leases

The Company is the lessee in all of its lease arrangements. The Company did not enter into any leases with related parties during the presented periods. The Company makes significant assumptions and judgments when assessing contracts for lease components, determining lease classifications and calculating right-of-use asset and lease liability values. These assumptions and judgements may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate or the Company’s intent to exercise or not exercise options available in lease contracts. Lease costs and other information consisted of the following (in thousands, except terms and rates):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$366	$660
Interest on lease liabilities	58	84
Operating lease cost	2,770	5,540
Short-term lease cost	579	1,301
Total lease cost	$3,773	$7,585

Other information
Finance leases:
Operating cash outflows from finance leases	$58	$84
Financing cash outflows from finance leases	$306	$577
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,703	$3,756
Weighted-average remaining lease term - finance leases (in years)	3.6	3.6
Weighted-average discount rate - finance leases	7.7%	7.7%
Operating leases:
Operating cash outflows from operating leases	$2,809	$5,635
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,755	$8,665
Weighted-average remaining lease term - operating leases (in years)	9.4	9.4
Weighted-average discount rate - operating leases	8.0%	8.0%

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

Future minimum lease payments for the Company’s finance leases as of June 30, 2019 were as follows (in thousands):

2019	$742
2020	1,171
2021	1,147
2022	1,038
2023	346
Thereafter	—
Total minimum lease payments	4,444
Less: interest	548
Present value of finance lease obligations	3,896
Less: current portion	1,089
Long-term portion	$2,807

Operating Leases

The Company has entered into lease agreements for offices, warehouses and related equipment located in states in which the Company conducts operations. The Company’s corporate office lease was amended in February 2019 to extend the term by an additional three years, for a total lease term of 15 years. The corporate office lease includes options to extend the lease term for two additional periods of five years. The Company’s warehouse lease agreements range from a term of two to nine years, including exercised options to extend, with five years being the most common lease term. The warehouse lease agreements typically include options to extend the lease term. The Company’s operating lease agreements typically do not include purchase options. The Company includes lease extension options in the right-of-use asset and lease liability when the Company is reasonably certain it will exercise the options. The Company’s equipment lease agreements range from three to five years. The rates implicit in the Company’s operating leases are not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities.

For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows (in thousands):

2019	$5,600
2020	10,195
2021	7,893
2022	5,806
2023	4,781
Thereafter	36,680
Total minimum lease payments	70,955
Less: present value impact	22,259
Present value of operating lease obligations	48,696
Less: current portion	7,398
Long-term portion	$41,298

13.	Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	June 30, 2019
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$25,951	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$3,882	Other non-current liabilities

	December 31, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$9,884	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,262	Other non-current liabilities
Interest rate swaps	$130	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the March 2017 amendment of the Aggregation Facility, the Company is required to maintain interest rate swaps on a portion of the outstanding loan balance of the Aggregation Facility. As of June 30, 2019, the Company had entered into interest rate swaps with an aggregate notional amount of $40.0 million. The interest rate swaps terminate when the Aggregation Facility matures in September 2020. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense (income), net.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of June 30, 2019, the notional amount of these interest rate swaps was $325.2 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of accumulated other comprehensive (loss) income (“AOCI”) expected to be reclassified to interest expense within the next 12 months is approximately $3.3 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

The Company records derivatives at fair value. The losses (gains) on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Three Months Ended June 30,
	2019	2018
Derivatives designated as cash flow hedges:
Interest rate swaps	$9,967	$825

	Six Months Ended June 30,
	2019	2018
Derivatives designated as cash flow hedges:
Interest rate swaps	$16,627	$(4,318)

The losses (gains) on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended June 30,
	2019		2018
	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts presented in the income statement line items	$19,472	$1,365	$11,336	$(4,109)

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$238	$—	$(22,335)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses (gains) recognized in income	—	1,366	—	(1,990)
Total losses (gains)	$238	$1,366	$(22,335)	$(1,990)

	Six Months Ended June 30,
	2019		2018
	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts presented in the income statement line items	$38,599	$2,750	$28,258	$(6,370)

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$560	$—	$(22,716)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses (gains) recognized in income	—	2,750	—	(4,252)
Total losses (gains)	$560	$2,750	$(22,716)	$(4,252)

14.	Investment Funds

The Company has formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. As of June 30, 2019 and December 31, 2018, the aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$105,175	$62,350
Accounts receivable, net	19,082	6,593
Prepaid expenses and other current assets	2,291	1,289
Total current assets	126,548	70,232
Restricted cash and cash equivalents	5,405	2,443
Solar energy systems, net	1,478,530	1,752,271
Other non-current assets, net	410,322	10,888
Total assets	$2,020,805	$1,835,834
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$11,221	$7,846
Current portion of long-term debt	2,174	1,512
Current portion of deferred revenue	2,328	2,320
Accrued and other current liabilities	5,529	4,860
Total current liabilities	21,252	16,538
Long-term debt, net of current portion	118,171	53,505
Deferred revenue, net of current portion	10,980	9,694
Other non-current liabilities	745	1,023
Total liabilities	$151,148	$80,760

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of June 30, 2019 and December 31, 2018, the cumulative total of contributions into the VIEs by all investors was $1,725.0 million and $1,565.3 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $44.8 million and $55.8 million as of June 30, 2019 and December 31, 2018.

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

The lease pass-through financing obligation is nonrecourse. As of June 30, 2019 and December 31, 2018, the Company had recorded financing liabilities of $5.1 million and $5.3 million related to this fund arrangement, which represent the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of June 30, 2019, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $8.1 million and $8.3 million as of June 30, 2019 and December 31, 2018.

From time to time, the Company incurs fees for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. No distributions were paid to reimburse fund investors during the three and six months ended June 30, 2019. As of June 30, 2019, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of June 30, 2019 and December 31, 2018, which is classified as restricted cash and cash equivalents.

15.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows (in thousands):

	June 30,	December 31,
	2019	2018
Shares available for grant under equity incentive plans	13,544	13,323
Restricted stock units issued and outstanding	7,284	6,172
Stock options issued and outstanding	5,373	3,394
Long-term incentive plan	2,706	2,706
Total	28,907	25,595

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

As of June 30, 2019, a total of 13.5 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.8 million shares became available to grant in January 2019 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the six months ended June 30, 2019 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2018	3,394	$2.77		$4,689
Granted	2,101	5.06
Exercised	(122)	2.21
Cancelled	—	—
Outstanding—June 30, 2019	5,373	$3.68	7.8	$19,888
Options vested and exercisable—June 30, 2019	2,143	$2.30	5.7	$11,142

RSUs

RSU activity for the six months ended June 30, 2019 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2018	6,172	$3.84
Granted	2,666	5.74
Vested	(1,370)	3.85
Forfeited	(184)	4.07
Outstanding at June 30, 2019	7,284	$4.53

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$404	$349	$736	$623
Sales and marketing	806	1,083	1,541	1,914
General and administrative	2,915	2,349	5,499	4,169
Research and development	31	31	59	75
Total stock-based compensation	$4,156	$3,812	$7,835	$6,781

Unrecognized stock-based compensation expense for RSUs and stock options as of June 30, 2019 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$23,806	1.9
Stock options	6,996	2.2
Total unrecognized stock-based compensation expense	$30,802

17.	Income Taxes

The income tax expense for the three months ended June 30, 2019 and 2018 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (51.9)% and (151.5)%. For the six months ended June 30, 2019 and 2018 the Company’s consolidated effective income tax rate was (48.1)% and (81.7)% .The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2019 and 2018 were primarily attributable to the tax gains recognized on the sale of solar energy systems to investment funds and non-controlling interests and redeemable non-controlling interests.

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

The Company’s condensed consolidated statements of operations included related party transactions of $0.2 million and $0.6 million within sales and marketing for the three months ended June 30, 2019 and 2018. The Company’s condensed consolidated statements of operations included related party transactions of $1.0 million and $1.3 million within sales and marketing for the six months ended June 30, 2019 and 2018.

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

The Company incurred fees under agreements with Vivint of $3.8 million and $4.3 million for the three months ended June 30, 2019 and 2018. These amounts reflect the level of services provided by Vivint on behalf of the Company. The Company incurred fees under these agreements of $6.2 million and $5.3 million for the six months ended June 30, 2019 and 2018.

Payables to Vivint recorded in accounts payable were $0.5 million and $0.2 million as of June 30, 2019 and December 31, 2018. These payables include amounts due to Vivint related primarily to the sales dealer agreement.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $4.9 million and $5.2 million as of June 30, 2019 and December 31, 2018. The Company provided a reserve of $1.0 million and $0.9 million as of June 30, 2019 and December 31, 2018 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.6 million and $1.5 million as of June 30, 2019 and December 31, 2018, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 14—Investment Funds.

19.	Commitments and Contingencies

Non-Cancellable Operating Leases

See Note 12—Leases for details regarding the Company’s lease arrangements.

Letters of Credit

As of June 30, 2019, the Company had established letters of credit under the Working Capital Facility for up to $18.9 million related to insurance and retail contracts.

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

Residual Commission Payments

The Company pays a portion of sales commissions to its sales representatives on a deferred basis. The amount deferred is based on the value of the system sold by the sales representative and payment is based on the sales representative remaining employed by the Company. As this amount is earned over time, it is not considered an incremental cost of obtaining the contract due to the requirement that the sales representative remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. As of June 30, 2019, the total estimated obligation that is currently not recorded in the Company’s condensed consolidated financial statements, but that will be earned and expensed over the deferment period was $17.9 million.

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net (loss attributable) income available to common stockholders	$(28,567)	$18,116	$(54,809)	$5,140
Denominator:
Shares used in computing net (loss attributable) income available per share to common stockholders, basic	120,869	116,650	120,589	115,907
Weighted-average effect of potentially dilutive shares to purchase common stock	—	5,103	—	5,062
Shares used in computing net (loss attributable) income available per share to common stockholders, diluted	120,869	121,753	120,589	120,969
Net (loss attributable) income available per share to common stockholders:
Basic	$(0.24)	$0.16	$(0.45)	$0.04
Diluted	$(0.24)	$0.15	$(0.45)	$0.04

For the three and six months ended June 30, 2019, the Company incurred net losses attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for either period. For the three and six months ended June 30, 2018, 1.5 million shares in each period were excluded from the dilutive share calculations as the effect on net income per share would have been anti-dilutive.

21.	Subsequent Events

Revolving Warehouse Facility and Termination of the Aggregation Facility

In August 2019, a wholly owned subsidiary of the Company entered into a floating rate revolving warehouse facility (the “Warehouse Facility”) pursuant to which it may borrow up to an aggregate principal amount of $325.0 million, expandable up to $400.0 million, from certain financial institutions for which Bank of America, N.A. is acting as administrative agent and collateral agent. The Aggregation Facility was terminated concurrently with the execution of the Warehouse Facility, and $121.4 million of proceeds from the Warehouse Facility were used, among other things, to pay off the outstanding principal and interest under the Aggregation Facility and to settle related interest rate swaps.

During the period in which the Company may make borrowings under the Warehouse Facility, interest on borrowings accrues at an annual rate equal to the applicable adjusted LIBOR rate plus 2.375%. Thereafter, interest will accrue at an annual rate equal to the applicable adjusted LIBOR rate plus 3.375%. In addition, the Company is required to enter into interest rate hedging arrangements such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate or other interest rate protection. Initially, subject to the terms of the Warehouse Facility, only interest payments are due on a quarterly basis, through the availability period, and then certain principal and interest payments may be due. These payments will occur on the 15th of January, April, July and October of each year, subject to the occurrence of certain events, including a borrowing base deficiency and dispositions with respect to any of the collateral. Principal and interest payable under the Warehouse Facility mature in four years and optional prepayments, in whole or in part, are permitted under the Warehouse Facility no more than once per month, without premium or penalty apart from any customary LIBOR breakage provisions.

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

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases typically have a term of 20 years and are typically subject to an annual price escalator of 2.9%, though some markets offer Solar Leases with no annual price escalator. We provide our Solar Lease customers a performance guarantee under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition, and in some markets we offer to install a battery storage system along with the solar energy system. Customers who lease equipment from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

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

Of the 101.6 megawatts installed in the six months ended June 30, 2019, approximately 70% were installed under PPAs, 15% were installed under System Sales and 15% were installed under Solar Leases. We will continue to maximize the value of the solar energy systems we install as well as continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

Recent Developments

Refer to Note 21—Subsequent Events for details on recent developments.

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

•

Estimated gross retained value under energy contracts. Estimated gross retained value under energy contracts represents the estimated retained value from the solar energy systems during the typical 20-year term of our PPAs and Solar Leases plus the value of contracted solar renewable energy certificates, or SRECs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Solar energy system installations	8,163	6,678	14,677	12,491
Megawatts installed	56.0	47.0	101.6	87.4

	June 30,	December 31,
	2019	2018
Cumulative solar energy system installations	169,275	154,598
Cumulative megawatts installed	1,162.5	1,060.9
Estimated nominal contracted payments remaining (in millions)	$3,976.2	$3,638.1
Estimated gross retained value under energy contracts (in millions)	$1,587.0	$1,517.0
Estimated gross retained value of renewal (in millions)	$531.6	$479.7
Estimated gross retained value (in millions)	$2,118.6	$1,996.7
Estimated gross retained value per watt	$2.02	$2.06

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

Effective January 1, 2019, we adopted the following Accounting Standards Updates, or ASUs:

•

ASU 2016-02, Leases (Topic 842), or Topic 842, is intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the condensed consolidated balance sheets and disclosing key information about leasing arrangements. We utilized the additional transition method permitted by ASU 2018-11 and adopted Topic 842 using a modified retrospective method and as such, did not change any prior period amounts. The impact to the accumulated deficit as a result of adopting Topic 842 was a net reduction of approximately $0.2 million. Additionally, the adoption of this ASU resulted in right-of-use assets of $34.6 million related to operating leases being recognized in other non-current assets, net on the condensed consolidated balance sheets as of January 1, 2019. Corresponding lease liabilities of $43.8 million related to operating leases were recognized on the condensed consolidated balance sheets as of January 1, 2019, with the current portion recognized in accrued and other current liabilities and the long-term portion recognized in other non-current liabilities.

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

There have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily includes revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. We expect revenue from System Sales to increase in the second half of 2019 compared to first half of 2019. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Customer agreements and other incentives	$52,399	$42,799	$82,607	$65,922
SREC sales	10,956	11,966	20,351	19,957
Total customer agreements and incentives	63,355	54,765	102,958	85,879

System Sales	26,759	25,283	56,058	62,047
Photovoltaic installation products	643	571	1,112	943
SREC sales	—	179	—	179
Total solar energy system and product sales	27,402	26,033	57,170	63,169
Total revenue	$90,757	$80,798	$160,128	$149,048

Operating Expenses

Cost of Revenue—Customer Agreements and Incentives.     Cost of revenue—customer agreements and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years and in 2018 included the amortization of the related initial direct costs, which were being amortized over the term of the long-term customer contracts. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of customer agreements and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees that are paid in connection with certain SREC transactions. In the second half of 2019, we expect the cost of customer agreements and incentives revenue will increase in absolute dollars compared to the first half of 2019.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades and in 2018 included related costs to obtain contracts associated with System Sales. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In the second half of 2019, we expect the cost of solar energy system and product sales to increase in absolute dollars compared to the first half of 2019.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and, beginning in 2019, the amortization of capitalized incremental costs to obtain customer contracts. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In the second half of 2019, we expect sales and marketing costs to increase in absolute dollars compared to the first half of 2019. Our investments into new sales channels such as the homebuilder and retail channels are designed to decrease customer acquisition costs over the longer term.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In the second half of 2019, we expect research and development costs to remain relatively consistent in absolute dollars compared to the first half of 2019.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In the second half of 2019, we expect general and administrative expenses to decrease in absolute dollars compared to the first half of 2019.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of finance lease obligations. In the second half of 2019, we expect our interest expense to increase in absolute dollars compared to the first half of 2019 as we incur additional indebtedness. Additionally, our debt facilities accrue interest at floating rates and increases in those floating rates would result in higher interest expense.

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

Net Loss Attributable to Common Stockholders

We determine the net loss attributable to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of June 30, 2019, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Customer agreements and incentives	$63,355	$54,765	$102,958	$85,879
Solar energy system and product sales	27,402	26,033	57,170	63,169
Total revenue	90,757	80,798	160,128	149,048
Cost of revenue:
Cost of revenue—customer agreements and incentives	43,074	41,366	83,265	80,053
Cost of revenue—solar energy system and product sales	15,791	18,990	33,054	45,035
Total cost of revenue	58,865	60,356	116,319	125,088
Gross profit	31,892	20,442	43,809	23,960
Operating expenses:
Sales and marketing	37,037	14,033	66,671	25,158
Research and development	524	511	993	997
General and administrative	31,205	22,009	54,254	41,996
Total operating expenses	68,766	36,553	121,918	68,151
Loss from operations	(36,874)	(16,111)	(78,109)	(44,191)
Interest expense, net	19,472	11,336	38,599	28,258
Other expense (income), net	1,365	(4,109)	2,750	(6,370)
Loss before income taxes	(57,711)	(23,338)	(119,458)	(66,079)
Income tax expense	29,950	35,352	57,437	53,995
Net loss	(87,661)	(58,690)	(176,895)	(120,074)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(59,094)	(76,806)	(122,086)	(125,214)
Net (loss attributable) income available to common stockholders	$(28,567)	$18,116	$(54,809)	$5,140

Comparison of Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Revenue:
Customer agreements and incentives	$63,355	$54,765	$8,590
Solar energy system and product sales	27,402	26,033	1,369
Total revenue	$90,757	$80,798	$9,959

Customer Agreements and Incentives. The $8.6 million increase was due in part to a $9.5 million increase in customer agreements revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 20% compared to the same period in 2018. This increase was partially offset by a $1.0 million decrease in SREC revenue.

Solar Energy System and Product Sales. The $1.4 million increase was primarily due to an increase in solar energy systems placed in service under System Sales compared to the same period in 2018, reflecting shifts in product and market mix.

Cost of Revenue

	Three Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$43,074	$41,366	$1,708
Cost of revenue—solar energy system and product sales	15,791	18,990	(3,199)
Total cost of revenue	$58,865	$60,356	$(1,491)

Cost of Revenue—Customer Agreements and Incentives. The $1.7 million increase was due in part to a $5.0 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense and a $1.9 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems placed in service. These increases were partially offset by a $4.2 million decrease in the amortization of initial direct costs resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842 and a $1.4 million decrease in costs related to system removals in the current period compared to the same period in 2018.

Cost of Revenue—Solar Energy System and Product Sales. The $3.2 million decrease is primarily attributable to a $4.4 million decrease in costs to obtain contracts resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842. This decrease was partially offset by a $0.6 million increase in electrical and structural upgrade services performed for certain System Sale customers.

Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Operating expenses:
Sales and marketing	$37,037	$14,033	$23,004
Research and development	524	511	13
General and administrative	31,205	22,009	9,196
Total operating expenses	$68,766	$36,553	$32,213

Sales and Marketing. The $23.0 million increase was primarily due to $12.8 million in costs to obtain contracts and amortization of previously capitalized costs to obtain contracts being included in this line item for the current period as a result of adopting Topic 842 while these costs were included in cost of revenue during 2018, an $8.0 million increase in compensation and benefits due in part to an increase in non-capitalized residual commission payments and inside sales headcount to support new sales channels, a $1.1 million increase in marketing and lead generation activities and a $1.1 million increase in one-time fees related to our retail channel.

General and Administrative. The $9.2 million increase was primarily due to a $7.0 million increase in professional fees, including a $5.6 million increase in closing costs for new investment funds, a $0.9 million increase in insurance costs and a $0.6 million increase in stock-based compensation.

Non-Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Interest expense, net	$19,472	$11,336	$8,136
Other expense (income), net	1,365	(4,109)	5,474

Interest Expense. Interest expense increased $8.1 million primarily due to a net $6.8 million reduction in interest expense in the same period in 2018 due to one-time items related to refinancing and termination of debt facilities and a $1.5 million increase in interest expense resulting from additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other Expense (Income), net. The $5.5 million change from other income to other expense was primarily due to a $3.4 million change in the fair value of our derivative financial instruments and a $2.1 million payment received in 2018 as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Three Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Income tax expense	$29,950	$35,352	$(5,402)

The $5.4 million decrease in income tax expense was primarily attributable to a tax-effected $8.8 million increased loss before income taxes and $3.7 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests. These decreases in income tax expense were partially offset by a $7.2 million additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(59,094)	$(76,806)	$17,712

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $17.7 million decrease in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to changes in the terms of our recently formed tax equity funds.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Revenue:
Customer agreements and incentives	$102,958	$85,879	$17,079
Solar energy system and product sales	57,170	63,169	(5,999)
Total revenue	$160,128	$149,048	$11,080

Customer Agreements and Incentives. The $17.1 million increase was due in part to a $16.4 million increase in customer agreements revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 20% compared to the same period in 2018 and a $0.4 million increase in SREC revenue.

Solar Energy System and Product Sales. The $6.0 million decrease was primarily due to a decrease in solar energy systems placed in service under System Sales compared to the same period in 2018, reflecting shifts in product and market mix.

Cost of Revenue

	Six Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$83,265	$80,053	$3,212
Cost of revenue—solar energy system and product sales	33,054	45,035	(11,981)
Total cost of revenue	$116,319	$125,088	$(8,769)

Cost of Revenue—Customer Agreements and Incentives. The $3.2 million increase was due in part to an $8.9 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service and other non-capitalized installation expense and a $3.6 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems placed in service. These increases were partially offset by an $8.2 million decrease in the amortization of initial direct costs resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842 and a $2.1 million decrease in costs related to system removals in the current period compared to the same period in 2018.

Cost of Revenue—Solar Energy System and Product Sales. The $12.0 million decrease is primarily attributable to a $10.3 million decrease in costs to obtain contracts resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842 and a $3.5 million decrease in in the costs of System Sales, reflecting a lower volume of System Sales placed in service compared to the prior year period. These decreases were partially offset by $1.2 million increase in electrical and structural upgrade services performed for certain System Sale customers.

Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Operating expenses:
Sales and marketing	$66,671	$25,158	$41,513
Research and development	993	997	(4)
General and administrative	54,254	41,996	12,258
Total operating expenses	$121,918	$68,151	$53,767

Sales and Marketing. The $41.5 million increase was primarily due to $22.5 million in costs to obtain contracts and amortization of previously capitalized costs to obtain contracts being included in this line item for the current period as a result of adopting Topic 842 while these costs were included in cost of revenue during 2018, a $15.2 million increase in compensation and benefits due in part to an increase in non-capitalized residual commission payments and inside sales headcount to support new sales channels, a $2.0 million increase in marketing and lead generation activities, a $1.1 million increase in one-time fees related to our retail channel and a $0.8 million increase in other administrative costs.

General and Administrative. The $12.3 million increase was primarily due to an $8.9 million increase in professional fees, including a $6.1 million increase in closing costs for new investment funds, a $1.9 million increase in insurance costs and a $1.3 million increase in stock-based compensation.

Non-Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Interest expense, net	$38,599	$28,258	$10,341
Other expense (income), net	2,750	(6,370)	9,120

Interest Expense. Interest expense increased $10.3 million primarily due to a net $6.8 million reduction in interest expense in the same period in 2018 due to one-time items related to refinancing and termination of debt facilities and a $4.0 million increase in interest expense resulting from additional borrowings year over year and higher interest rates on our floating-rate debt facilities.

Other Expense (Income), net. The $9.1 million change from other income to other expense was primarily due to a $7.0 million change in the fair value of our derivative financial instruments and a $2.1 million payment received in 2018 as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Six Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Income tax expense	$57,437	$53,995	$3,442

The $3.4 million increase in income tax expense was primarily attributable to a $16.0 million additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds. This increases in income tax expense was partially offset by a tax-effected $12.2 million increased loss before income taxes.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Six Months Ended
	June 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(122,086)	$(125,214)	$3,128

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

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $199.0 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 11—Debt Obligations and Note 14—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations.

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

Sources of Funds

Investment Fund Commitments

As of July 31, 2019, we had raised 27 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of July 31, 2019 is approximately $355.6 million, which we estimate will fund approximately 162 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of June 30, 2019 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$454,100	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	339,383	—	5.5	August 2023
2017 Term loan facility	185,194	—	6.0	January 2035
2018 Forward flow loan facility	112,501	17,499	4.7	(4)
2019 Forward flow loan facility	14,087	135,913	5.2	(5)
Credit agreement	1,275	—	6.5	February 2023
Revolving lines of credit
Aggregation facility	115,000	260,000	5.6	September 2020
Working capital facility(6)	131,100	—	5.7	March 2020
Total debt	$1,352,640	$413,412

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

(3)	The interest rate of these notes is partially hedged to an effective interest rate of 6.0% for $325.2 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
(4)

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than October 31, 2019.

(5)

The maturity date for this facility is 20 years from the end date of the borrowing availability period when all borrowings are aggregated into one term loan, which will be no later than November 20, 2020.

(6)

Facility is recourse debt, which refers to debt that is collateralized by our general assets. All of our other debt obligations are non-recourse, which refers to debt that is only collateralized by specified assets or our subsidiaries.

See Note 11—Debt Obligations for additional details regarding the debt facilities outstanding at June 30, 2019.

Revenue from Operations

In the three and six months ended June 30, 2019, we generated $63.4 million and $103.0 million in revenue from customer agreements and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $27.6 million and $53.5 million related to System Sales for the three and six months ended June 30, 2019. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Net cash (used in) provided by:	(In thousands)
Operating activities	$(141,084)	$(18,866)
Investing activities	(124,381)	(144,469)
Financing activities	252,087	249,097
Net (decrease) increase in cash and cash equivalents, including restricted amounts	$(13,378)	$85,762

Operating Activities

In the six months ended June 30, 2019, we had a net cash outflow from operations of $141.1 million. This was primarily due to outflows of $63.9 million from our net loss excluding noncash and non-operating items and $77.2 million of outflows from changes in working capital.

Investing Activities

In the six months ended June 30, 2019, we used $124.4 million for investing activities primarily due to the costs associated with the design, acquisition and installation of solar energy systems.

Financing Activities

In the six months ended June 30, 2019, we generated $252.1 million from financing activities, of which $159.6 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds and $133.2 million represented proceeds from long-term debt. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $18.1 million and repayments of long-term debt of $20.9 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2018 are set forth in the following table. Material changes that have occurred during the six months ended June 30, 2019 are included in the footnotes to the table.

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

(1)

Does not include additional borrowings and repayments during the six months ended June 30, 2019, which resulted in a net $112.3 million increase in principal borrowings. These borrowings included the following activity: under the Aggregation Facility maturing in September 2020 we incurred $65.0 million of principal borrowings; under the 2018 Forward Flow Loan Facility maturing October 2039 we incurred $54.1 million of principal borrowings; under the 2019 Forward Flow Loan Facility maturing November 2040 we incurred $14.1 million of principal borrowings; under the Solar Asset Backed Notes, Series 2018-1 maturing in October 2028 we reduced principal borrowings by $8.7 million; under the Working Capital Facility maturing March 2020 we reduced principal borrowings by $5.0 million; under the 2017 Term Loan maturing January 2035 we reduced principal borrowings by $3.7 million; and under the Solar Asset Backed Notes, Series 2018-2 maturing in August 2023 we reduced principal borrowings by $3.5 million. For additional information, see Note 11—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the six months ended June 30, 2019, which for payments due in less than one year increased $6.0 million, payments due in one to three years increased $7.5 million, payments due in three to five years increased $5.0 million and payments due in more than five years increased $33.7 million.

(3)	During the six months ended June 30, 2019, distributions payable to non-controlling interests and redeemable non-controlling interests increased by $3.4 million.
(4)

We adopted Topic 842 effective January 1, 2019. Under Topic 842, leases that were known as capital leases under Topic 840 are now called finance leases. Additionally, as part of the adoption, we reassessed all leases outstanding at the adoption date. The resulting future minimum lease payment schedules for both finance leases and operating leases are contained in Note 12—Leases.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law, including the currently planned step-down of the ITC, and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of July 31, 2019, we had raised 27 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of July 31, 2019 is approximately $355.6 million, which we estimate will fund approximately 162 megawatts of future deployments.

The contract terms in certain of our investment fund documents impose conditions on our ability to draw on financing commitments from the fund investors, including if an event occurs that could reasonably be expected to have a material adverse effect on the fund or on us. The terms and conditions of our investment funds can vary and may require us to alter our products, services or product mix. If we do not satisfy such conditions due to events related to our business or a specific investment fund or developments in our industry or otherwise, and as a result we are unable to draw on existing commitments, our inability to draw on such commitments could have a material adverse effect on our business, liquidity, financial condition and prospects. In addition to our inability to draw on investors’ commitments, we have in the past incurred and may in the future incur financial penalties for non-performance, including delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, we will either reimburse a portion of the fund investors’ capital or pay the fund investors a non-performance fee.

To meet the capital needs of our growing business, we will need to obtain additional financing from new investors and financial institutions and investors and financial institutions who are current investors or with whom we currently have financing arrangements. If any of the investors or financial institutions that currently provide financing decide not to invest in us in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. In addition, our ability to obtain additional financing through the asset-backed securities market or other secured debt markets is subject to our having sufficient assets eligible for securitization or for use as collateral, as well as our ability to obtain appropriate credit ratings. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

In the past, we have sometimes been unable to timely establish investment funds in accordance with our plans, due in part to the relatively limited number of investors attracted to such types of funds, competition for such capital and the complexity associated with negotiating the agreements with respect to such funds. Delays in raising financing could cause us to delay expanding in existing markets or entering into new markets and hiring additional personnel. Any future delays in raising capital could similarly cause us to delay deployment of a substantial number of solar energy systems for which we have signed PPAs or Solar Leases with customers. Our future ability to obtain additional financing depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. It could also be impacted by the liquidity needs of such financing sources themselves. We face intense competition from a variety of other companies, technologies and financing structures for such limited investment capital. If we are unable to continue to offer a competitive investment profile, we may lose access to these funds or they may only be available to us on terms that are less favorable than those received by our competitors. For example, if we experience higher customer default rates than we currently experience in our existing investment funds, it could be more difficult or costly to attract future financing. In our experience, there are a relatively small number of investors that generate sufficient profits and possess the requisite financial sophistication to benefit from and have significant demand for the tax benefits that our investment funds provide. Historically, in the distributed solar energy industry, investors have typically been large financial institutions and a few large, profitable corporations. Our ability to raise investment funds is limited by the relatively small number of such investors. Any inability to secure financing could lead us to cancel planned installations, impair our ability to accept new customers or increase our borrowing costs, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits or incentives or our ability to monetize them could adversely impact our business.

Federal, state and local government and regulatory bodies provide for tariff structures and incentives to various parties including owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in various forms, including rebates, tax credits and other financial incentives such as system performance payments, renewable energy certificates associated with renewable energy generation, exclusion of solar energy systems from property tax assessments and net metering. We rely on these programs to finance solar energy system installations, which enables us to lower the price we charge customers for energy from, and to lease or purchase, our solar energy systems, helping to achieve acceptance of solar energy with those customers as an alternative to utility-provided power. However, these programs may expire on a particular date, end when the allocated funding or capacity allocations are exhausted or be reduced or terminated. These reductions or terminations often occur without warning. In addition, the financial value of certain incentives decreases over time. For example, the value of SRECs in a market tends to decrease over time as the supply of SREC-producing solar energy systems installed in that market increases. If we overestimate the future value of these programs, it could adversely impact our financial results.

Substantially all of our solar energy systems installed to date have been eligible for ITCs as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. The federal government currently offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities, and this 30% rate is available as long as construction of the solar energy system begins by December 31, 2019. By statute, the ITC is scheduled to decrease to 26% of the basis of a solar energy system for systems where construction begins in 2020, 22% for systems where construction begins in 2021 and 10% for systems where construction begins after 2021 or where the solar energy system is placed into service after 2023. The amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction or an inability to continue to monetize such benefits in our financing arrangements, the rate of growth of installations of our residential solar energy systems and our ability to maintain such systems could be negatively impacted. In addition, future changes in existing law and interpretations by the IRS and the courts with respect to certain matters, including but not limited to, treatment of the ITC and our financing arrangements, the taxation of business entities, the deductibility of interest expense, and the meaning of “beginning construction” for purposes of the ITC step-down described above could affect the amount that fund investors are willing to invest, which could reduce our access to capital. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its scheduled reduction beginning in 2020, unless modified by an intervening change in law, will significantly impact the attractiveness of solar energy to these investors and could potentially harm our business.

In order to take advantage of the higher ITC rates available based on the year in which construction on a solar energy system begins, we intend to place orders for solar energy components which we will pay for and/or ensure significant physical work has begun prior to the end of the applicable year. While we have attempted to ensure that these orders and purchases will comply with guidance issued by the IRS, this guidance is relatively limited and could change without notice. As such, it is possible that our financing partners or the IRS could challenge whether construction has begun for purposes of the ITC rate step-down described above. It is also possible that we will not be able to use all of the solar energy system components purchased pursuant to this plan.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in several states in which we operate. Many utilities have proposed and are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include, but are not limited, to capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered electricity generation, and imposing consumer protection requirements on solar companies. For example, in 2016, the California Public Utilities Commission enacted changes requiring customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, to take service on a net metering successor tariff. Under this successor tariff, utilities are allowed to impose reasonable interconnection fees on customers and some additional charges and customers must take service on time-of-use rates. The California Public Utilities Commission is expected to begin considering additional changes to the net metering successor tariff in 2019 and in 2018 referenced its net metering authority in connection with the imposition of new consumer protection measures on the residential solar industry. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

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

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy systems. Despite recent increases in solar panel prices due to the tariffs imposed in February 2018, industry experts indicate, and we have seen, that solar panel and raw material prices have generally declined. However, it is possible that prices will not decline at the same rate as they have over the past several years or that prices may increase. In addition, while the solar panel market has recently seen an increase in supply, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China; however, most of the manufacturing now takes place in other Asian countries, such as Malaysia and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured could affect our ability to purchase panels on competitive terms, and access to specialized technologies could be restricted.

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

In September 2018, the President of the United States announced the imposition of tariffs on $200 billion of Chinese goods. Inverters imported from China are listed as subject to the new duties. Tariffs of 10% on inverters went into effect on September 24, 2018, and the tariffs were increased to 25% in May 2019. We are currently seeing various responses from inverter suppliers to the 25% tariff, as they pass on various portions of the tariff to the purchaser through price increases. We currently anticipate minimal impact from the President of the United States’ announcement on August 1, 2019 of an additional 10% tariff on $300 billion of Chinese goods, as the materials used in our business that are subject to these tariffs do not represent a significant portion of our business.

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

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 15% of total megawatts installed in the six months ended June 30, 2019. Industry analysts have indicated that the number of customer-owned solar energy systems has increased significantly relative to third-party ownership in certain markets. Continued increases in the variety and availability of third-party loan financing products to consumers and outright solar energy system purchases could further facilitate this growth. If customer preferences or the residential solar energy market continue to shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

Our business is concentrated in California, putting us at risk of region-specific disruptions.

As of June 30, 2019, approximately 35% of our cumulative megawatts installed were located in California. In addition, we expect future installations to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated. As mentioned above, any adverse impacts to retail electric customers resulting from Pacific Gas and Electric Company’s bankruptcy proceedings could affect a significant portion of our customer base in light of the concentration of our customers in California.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $119.5 million and $66.1 million for the six months ended June 30, 2019 and 2018. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further reducing our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems;
•	maximizing the benefits of rebates, tax credits, SRECs and other available incentives;
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics; and
•	managing our customer acquisition costs.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The majority of our business is conducted using one channel, direct-to-home sales.

Historically, our primary sales channel has been a direct-to-home sales model. We also sell to customers through our inside sales team and have begun to sell through the homebuilder and retail distribution channels. However, we continue to acquire most of our customers through our direct-to-home sales channel. In addition, we have entered into various sales dealer agreements. We compete against companies with greater experience selling solar energy systems to customers through a number of distribution channels in addition to direct-to-home sales, including homebuilders, home improvement stores, large construction companies, electrical and roofing companies, the internet, and through relationships with other third parties. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales force to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

Expansion into new sales channels could be costly and time-consuming. As we enter homebuilder and retail channels, among other new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

Historically, our primary sales channel has been the direct-to-home sales model. As we continue to expand into other channels, such as the homebuilder and retail channels, we have and may continue to incur significant costs including but not limited to, fees related to meeting volume requirements and investments into inside sales to support these efforts. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels. Entering new channels poses numerous risks, including the following:

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

The success of our direct-to-home sales efforts depends upon the recruitment, retention and motivation of a large number of sales personnel to compensate for a high turnover rate, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales personnel on a continuing basis. Sales personnel are attracted to direct-selling by competitive earnings opportunities, and direct-sellers typically compete for sales personnel by providing a more competitive earnings opportunity than that offered by the competition. We believe competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on investment. We compensate our sales personnel on a commission basis, based on system size, contract rate and the expected number of hours the rooftop will be exposed to full sunlight. Some sales personnel may prefer a compensation structure that also includes a salary and equity incentive component. There is significant competition for sales talent in our industry, and from time to time we may need to adjust our compensation model to respond to this competition. These adjustments have caused and are expected to continue to cause our customer acquisition costs to increase and could otherwise adversely impact our operating results and financial performance.

In addition to our sales compensation model, our ability to recruit, train and retain effective sales personnel could be harmed by additional factors, including:

•	any adverse publicity regarding us, our solar energy systems, our distribution channel or our industry;
•	lack of interest in, or the technical failure of, our solar energy systems;
•	lack of a compelling product or income opportunity that generates interest for potential new sales personnel, or perception that other product or income opportunities are more attractive;
•	any negative public perception of our sales personnel and direct-selling businesses in general;
•	any regulatory actions or charges against us or others in our industry;
•	general economic and business conditions; and
•	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain sales personnel in such market.

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

In October 2017, the Public Service Commission of the State of New York entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The N.Y. Public Service Commission expanded its original order of October 2017 in March 2019. The order, which is part of a broader proceeding before the N.Y. Public Service Commission associated with regulating and overseeing distributed energy resource suppliers, is premised on the N.Y. Public Service Commission’s determination that it has the jurisdiction to oversee our business, and businesses like ours, in the same way that it oversees public utilities. Though the N.Y. Public Service Commission is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are following what is happening in New York and may take similar action depending on the outcome, and the consumer protection order entered by the California Public Utilities Commission in October 2018 is premised, in part, on the notion that the California Public Utilities Commission has authority to regulate rooftop solar energy providers. If we were subject to the jurisdiction of public service commissions in the same or a similar way as public utilities, those commissions could take action that could materially affect our business operations.

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

We report in our fund tax returns that we and our fund investors claim the ITC based on the fair market value of our solar energy systems. The IRS continues to audit fair market value determinations industry-wide and is currently conducting an audit of one of our investment funds. We are not aware of any other ongoing audits or results of audits related to our appraisals or fair market value determinations of any of our investment funds. If as part of the current examination of one of our investment funds or an examination of any other fund, the IRS were to review the fair market value that we used to establish our basis for claiming ITCs and determine that the ITCs previously claimed should be reduced, we would owe certain of our investment funds or our fund investors an amount equal to 30% of the investor’s share (typically, 99%) of the difference between the fair market value used to establish our basis for claiming ITCs and the adjusted ITC basis determined by the IRS, plus any costs and expenses associated with a challenge to that fair market value, plus a gross up to pay for additional taxes. We could also be subject to tax liabilities, including interest and penalties, based on our share of claimed ITCs. To date, we have not been required to make such payments under any of our investment funds.

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

The phase-out of LIBOR may adversely affect a portion of our outstanding debt.

The London Interbank Offered Rate, or LIBOR, is scheduled to be phased out by the end of 2021. It is unclear whether new methods of determining LIBOR will be established such that it continues to exist after 2021, or if alternative floating borrowing rates will be adopted. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative floating borrowing rate, may adversely affect our borrowing costs. Certain of our debt instruments have interest rates that are LIBOR based and will not have matured prior to the phase-out of LIBOR. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on the portion of our outstanding debt that is LIBOR based. Challenges in changing to a different borrowing rate may result in less favorable pricing on certain of our debt instruments and could have an adverse effect on our financial results and cash flows.

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

Our fund investors also expect returns partially in the form of tax benefits and, to enable such returns, our investment funds contain terms that contractually require us to make payments to the funds that are then used to make payments to the fund investor in certain circumstances so that the fund investor receives value equivalent to the tax benefits it expected to receive when it entered into the transaction. The amounts of potential tax payments under these arrangements depend on the tax benefits that accrue to such investors from the funds’ activities and, in some cases, may be impacted by changes in tax law.

Due to uncertainties associated with estimating the timing and amounts of these cash distributions and allocations of tax benefits to such investors, we cannot determine the potential maximum future impact on our cash flows or payments that could occur under these arrangements. We may agree to similar terms in the future if market conditions require it. Any significant payments that we may be required to make or distributions to us that are reduced or diverted as a result of these arrangements could adversely affect our financial condition.

We may incur substantially more debt or take other actions that could restrict our ability to pursue our business strategies.

As of June 30, 2019, we and our subsidiaries had outstanding $1.4 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of June 30, 2019, we had up to $413.4 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until it is distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future, and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, due to recent legislation, utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030, and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. As utility companies in California and elsewhere offer increasingly renewable portfolios to retail customers, those customers might be less inclined to install a solar energy system at their home, which could adversely affect our growth.

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

We have entered into multi-year agreements with certain of our major suppliers, some of which include purchase commitments through December 2019. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. As noted above, the U.S. government has imposed a 30% tariff (decreasing by 5% each year for four years) on imports of solar cells not partially or fully assembled into other products and a 30% tariff (decreasing by 5% each year for four years) on imported solar panels from most foreign countries. It is unclear what further actions the current U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other trade measures, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

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

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	the expiration or initiation of any rebates or incentives;
•	significant fluctuations in customer demand for our offerings;
•	our ability to complete installations and interconnect to the power grid in a timely manner;
•	the availability and costs of suitable financing;
•	the amount and timing of sales of SRECs;
•	our ability to continue to expand our operations, and the amount and timing of, and our ability to manage, related expenditures;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including traditional utilities; and
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of over 850 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. We could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business or financial performance.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 1,060.9 megawatts as of December 31, 2018 to 1,162.5 megawatts as of June 30, 2019, and we intend to continue to expand our business within existing markets, in a number of new locations and through new sales channels in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers, sales channel partners and financing, as well as manage multiple geographic locations.

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

We may not realize the anticipated benefits of future acquisitions, and integration of these acquisitions may disrupt our business and management.

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

We may experience increased costs, disruptions or other difficulties with the implementation, operation and functionality of our new enterprise resource planning system.

We are currently implementing a new enterprise resource planning, or ERP, system, which will replace or enhance certain internal financial and operating systems that are critical to our business operations. The implementation, operation and functionality of our new ERP system has required and will continue to require a significant investment of human, technological, and financial resources. Although we have invested, and continue to invest, significant resources in planning, project management, consulting and training, it is possible that significant implementation, operational and functionality issues may arise during the course of implementing and utilizing our new ERP system, including difficulties paying vendors, invoicing customers and tracking inventory. It is also possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Any significant disruptions, delays, deficiencies or errors in the design, implementation and utilization of our new ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results and negatively impact our business, results of operations and financial condition.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of June 30, 2019, the average FICO score of our customers was approximately 755. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $6.9 million as of June 30, 2019, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or a lender with whom we have a relationship, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

Several states in which we operate have enacted laws and regulations that provide enhanced rights and require increased disclosures to customers. Most of these laws and regulations are specific to the solar industry and have required changes to our contracts, processes and operations. Some of the laws have been enacted along with other changes to state law that further impact the residential solar industry. Other laws and regulations, such as the ones that relate to licensing of sales representatives, are applicable to a wide array of industries, and failure to comply with such regulations could result in citations, fines, license suspensions, revocations and other penalties. Further, to the extent that states undertake enforcement actions against us, or other states enact further laws or regulations applicable to our industry, we may be required to expend additional resources in order to modify our business practices to meet these regulatory requirements.

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

We cannot ensure that our sales force will comply with our standard practices and policies, as well as applicable laws and regulations. Any such non-compliance, or the perception of non-compliance, potentially could expose us to claims, proceedings, litigation, investigations, and/or enforcement actions by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

Any unauthorized access to, or disclosure or theft of personal information or other proprietary information we gather, store or use could harm our reputation and subject us to claims or litigation.

We receive, store and use personal information of our customers, including names, addresses, e-mail addresses, credit information and other housing and energy use information. We also store and use personal information of our employees. In addition, we previously used certain shared information and technology systems with Vivint, and Vivint continues to store some of our historical data. We also receive and maintain confidential information about our own business, including trade secrets and sensitive business information, and receive confidential information from third parties. We engage third-party vendors and service providers to store and otherwise process some of our and our customers’ data, including sensitive and personal information. We and our vendors and service providers may be the targets of cyberattacks, malicious software, phishing schemes, and fraud, and we and our vendors and service providers may suffer cybersecurity breaches and other security incidents due to these and other causes, including employee or contractor error. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our and our customers’ data, including sensitive and personal information.

We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information and other proprietary and confidential information we collect, store or transmit, but due to the factors detailed above, there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to the information despite our efforts and those of our vendors and service providers. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors, including Vivint, may be unable to anticipate these techniques, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. In addition, due to a potential time lapse between when certain of our contracted sales representatives and other independent contractors leave us and when we are made aware of their separation, such contracted sales representatives and other independent contractors may have continued access to our customers’ information for a period of time when they should not have such access until we are able to restrict their access.

We are also subject to laws and regulations relating to the collection, use, retention, security and transfer of personal information of our customers and other individuals. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear whether any further modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, such as the Payment Card Industry Data Security Standard, or PCI DSS, which may affect any processes associated with handling credit card numbers. In the event we fail to be compliant with the PCI DSS, fines and other penalties could result. Complying with emerging and changing requirements may cause us to incur costs or require us to change our business practices. Any actual or alleged failure by us, our affiliates or other parties with whom we do business to comply with privacy-related or data protection laws, regulations and industry standards could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

Any actual or perceived unauthorized use or disclosure of, or access to, any personal information or other proprietary or confidential information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors, including Vivint, by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could result in harm to our business and results of operations. If any such unauthorized use or disclosure of, or access to, such personal information were to occur or to be believed to have occurred, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations relating to unauthorized access to, or use or disclosure of, personal information or other information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and to implement measures in an effort to prevent further breaches or incidents.

In addition, we cannot assure that any limitation of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are, and may in the future become, party to litigation and investigation by regulatory authorities. For examples, see Note 19—Commitments and Contingencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are presently not determinable as they are in preliminary phases. In general, litigation claims can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals and could result in settlements or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of the litigation to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to June 30, 2019, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings, including any new tariffs or trade regulations that affect our ability to import goods at attractive prices or at all;
•	additions or departures of key personnel;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	actual or perceived privacy or data security incidents;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	the failure of securities analysts to cover our common stock;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us, our stockholders or our employees, including sales of equity awards granted to our employees to cover tax withholding obligations;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions; and
•	potential acquisitions.

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

Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If we do not effectively implement and utilize our new ERP system as planned or the system does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to adequately assess it could be delayed. Failure to maintain effective internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Additionally, when we cease to be an emerging growth company, we will be required to obtain an annual audit of our internal controls over financial reporting from our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act. As part of such audits, we or our independent accounting firm may identify weaknesses and deficiencies that we may not otherwise identify in a timely manner. If our independent accounting firm is not able to complete the work required under such audits on a timely basis, our annual report on Form 10-K may be delayed or deficient. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

As an emerging growth company and a smaller reporting company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, which we expect to be through the end of 2019, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have utilized, and we plan in future filings with the Securities and Exchange Commission, or SEC, to continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

Although we expect our emerging growth company status to end on December 31, 2019, we qualify to use the smaller reporting company designation through the filing of our Annual Report on Form 10-K for the year ending December 31, 2019, which allows us to take advantage of many of the same exemptions from disclosure requirements. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and have certain other reduced disclosure obligations in their SEC filings. After the filing of our Annual Report on Form 10-K for the year ending December 31, 2019, we will no longer qualify to use the smaller reporting company designation.

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

As of June 30, 2019, we had 121.6 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 12.7 million shares of common stock remained outstanding as of June 30, 2019, with 2.1 million of those shares being vested and exercisable as of June 30, 2019. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events.

Stockholders owning an aggregate of 76.1 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements, and we registered an additional 12.9 million shares in March 2017. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us, and their interests may conflict with ours or investors’ in the future.

As of June 30, 2019, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 61% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in the energy sector. In the ordinary course of their business activities, our Sponsor and its affiliates may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. For example, affiliates of our Sponsor regularly invest in utility companies and solar and renewable energy companies that may compete with us. Our certificate of incorporation provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to our other investors.

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

If 313 Acquisition LLC were to sell an amount of its shares of our company such that neither it nor another company, individual or group would hold more than 50% of the voting power for the election of our directors, we would no longer be a controlled company. We intend to comply with all applicable NYSE rules if we cease to be a controlled company, however, we may have difficulties complying with NYSE rules relating to the composition of our board of directors, and there can be no assurance that we will be able to attract and retain the number of independent directors needed to comply with NYSE rules before the end of the phase-in period for compliance.

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

Item 5. Other Information

Entry into a Material Definitive Agreement

On August 6, 2019, Vivint Solar Financing VI, LLC, or the Borrower, our wholly-owned indirect subsidiary, entered into a floating rate revolving warehouse facility, or the Warehouse Facility, pursuant to which it may borrow up to an aggregate principal amount of $325.0 million, expandable up to $400.0 million, from certain financial institutions for which Bank of America, N.A. is acting as administrative agent and collateral agent. Proceeds of the Warehouse Facility will be used, among other things, to refinance the Aggregation Facility (as defined below) that was set to mature in 2020.

During the period in which the Borrower may make borrowings under the Warehouse Facility, interest on borrowings accrues at an annual rate equal to the applicable adjusted LIBOR rate plus 2.375%. Thereafter, interest will accrue at an annual rate equal to the applicable adjusted LIBOR rate plus 3.375%. In addition, the Borrower is required to enter into interest rate hedging arrangements such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate or other interest rate protection. Initially, subject to the terms of the Warehouse Facility, only interest payments are due on a quarterly basis, through the availability period, and then certain principal and interest payments may be due. These payments will occur on the 15th of January, April, July and October of each year, subject to the occurrence of certain events, including a borrowing base deficiency and dispositions with respect to any of the collateral. Principal and interest payable under the Warehouse Facility mature in four years and optional prepayments, in whole or in part, are permitted under the Warehouse Facility no more than once per month, without premium or penalty apart from any customary LIBOR breakage provisions.

The Warehouse Facility includes customary events of default, conditions to borrowing and covenants, including negative covenants that restrict, subject to certain exceptions, the Borrower’s, guarantors’ and Borrower’s subsidiaries’ ability to incur indebtedness, incur liens, make fundamental changes to their respective businesses, make certain types of restricted payments and investments or enter into certain transactions with affiliates. Certain reserve accounts totaling approximately $4.3 million were funded at closing. In addition, the Borrower is required to maintain an average debt service coverage ratio of 1.15 to 1 and a solar asset payment ratio of 85% to make distributions (and must also satisfy other conditions to make distributions, including no defaults and the funding of certain reserves).

The obligations of the Borrower are secured by a pledge of the membership interests in the Borrower, all of the Borrower’s assets (including membership interests of the Borrower’s directly-owned subsidiaries (including subsidiaries acting as managing members of the underlying investment funds)) and all of the assets of the Borrower’s directly-owned subsidiaries (including, with respect to the subsidiaries that are managing members of underlying investment funds, the membership interests owned by such subsidiaries in such underlying investment funds).

Termination of a Material Agreement

In September 2014, our wholly owned subsidiary entered into an aggregation credit facility, or as amended and restated on March 9, 2017, the Aggregation Facility. For details on the terms of the Aggregation Facility, see Note 11—Debt Obligations. The Aggregation Facility was terminated concurrently with the execution of the Warehouse Facility, and $121.4 million of proceeds from the Warehouse Facility were used to pay off the outstanding principal and interest under the Aggregation Facility and to settle related interest rate swaps.

Item 6. Exhibits

10.1†	Loan Agreement, dated as of May 31, 2019, by and among Vivint Solar Asset 2 Project Company, LLC, Wells Fargo Bank, National Association, and the other parties named therein
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

†	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIVINT SOLAR, INC.

Date: August 8, 2019	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)