Form 10-Q
period 2019-09-30
Vivint Solar, Inc.
filed 2019-11-06
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 122,087,876 shares of common stock, $0.01 par value per share, outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$260,753	$219,591
Accounts receivable, net	27,203	14,207
Inventories	13,727	13,257
Prepaid expenses and other current assets	31,895	31,201
Total current assets	333,578	278,256
Restricted cash and cash equivalents	83,743	71,305
Solar energy systems, net	1,696,129	1,938,874
Property and equipment, net	14,332	10,730
Other non-current assets, net	567,872	28,090
TOTAL ASSETS(1)	$2,695,654	$2,327,255
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$48,118	$45,929
Distributions payable to non-controlling interests and redeemable non-controlling interests	17,328	7,846
Accrued compensation	40,647	25,520
Current portion of long-term debt	144,532	12,155
Current portion of deferred revenue	28,684	30,199
Current portion of finance lease obligation	1,529	1,921
Accrued and other current liabilities	70,238	42,860
Total current liabilities	351,076	166,430
Long-term debt, net of current portion	1,282,868	1,203,282
Deferred revenue, net of current portion	16,450	13,524
Finance lease obligation, net of current portion	4,308	505
Deferred tax liability, net	539,190	437,120
Other non-current liabilities	81,740	24,610
Total liabilities(1)	2,275,632	1,845,471
Commitments and contingencies (Note 19)
Redeemable non-controlling interests	118,251	119,572
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 shares authorized, 122,088 shares issued and outstanding as of September 30, 2019; 1,000,000 shares authorized, 120,114 shares issued and outstanding as of December 31, 2018	1,221	1,201
Additional paid-in capital	586,517	574,248
Accumulated other comprehensive loss	(24,388)	(7,223)
Accumulated deficit	(348,430)	(279,631)
Total stockholders’ equity	214,920	288,595
Non-controlling interests	86,851	73,617
Total equity	301,771	362,212
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,695,654	$2,327,255

(1)

The assets of Vivint Solar, Inc. (the “Company”) as of September 30, 2019 and December 31, 2018 include $2,133.2 million and $1,835.8 million consisting of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include solar energy systems, net, of $1,541.3 million and $1,752.3 million as of September 30, 2019 and December 31, 2018; other non-current assets, net of $459.8 million and $10.9 million as of September 30, 2019 and December 31, 2018; cash and cash equivalents of $103.9 million and $62.4 million as of September 30, 2019 and December 31, 2018; accounts receivable, net, of $17.4 million and $6.6 million as of September 30, 2019 and December 31, 2018; restricted cash and cash equivalents of $8.4 million and $2.4 million as of September 30, 2019 and December 31, 2018; and prepaid expenses and other current assets of $2.4 million and $1.3 million as of September 30, 2019 and December 31, 2018. The Company’s liabilities as of September 30, 2019 and December 31, 2018 included $206.7 million and $80.8 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include long-term debt of $169.3 million and $55.0 million as of September 30, 2019 and December 31, 2018; distributions payable to non-controlling interests and redeemable non-controlling interests of $17.3 million and $7.8 million as of September 30, 2019 and December 31, 2018; deferred revenue of $13.8 million and $12.0 million as of September 30, 2019 and December 31, 2018; accrued and other current liabilities of $6.0 million and $4.9 million as of September 30, 2019 and December 31, 2018; and other non-current liabilities of $0.4 million and $1.0 million as of September 30, 2019 and December 31, 2018. For further information see Note 14—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Customer agreements and incentives	$70,819	$53,470	$173,777	$139,349
Solar energy system and product sales	33,030	24,346	90,200	87,515
Total revenue	103,849	77,816	263,977	226,864
Cost of revenue:
Cost of revenue—customer agreements and incentives	48,993	42,135	132,258	122,188
Cost of revenue—solar energy system and product sales	19,444	17,700	52,498	62,735
Total cost of revenue	68,437	59,835	184,756	184,923
Gross profit	35,412	17,981	79,221	41,941
Operating expenses:
Sales and marketing	46,121	15,841	112,792	40,999
Research and development	510	475	1,503	1,472
General and administrative	32,760	29,945	87,014	71,941
Total operating expenses	79,391	46,261	201,309	114,412
Loss from operations	(43,979)	(28,280)	(122,088)	(72,471)
Interest expense, net	22,804	18,715	61,403	46,973
Other expense (income), net	3,907	(1)	6,657	(6,371)
Loss before income taxes	(70,690)	(46,994)	(190,148)	(113,073)
Income tax expense	50,410	25,698	107,847	79,693
Net loss	(121,100)	(72,692)	(297,995)	(192,766)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(107,265)	(64,824)	(229,351)	(190,038)
Net loss attributable to common stockholders	$(13,835)	$(7,868)	$(68,644)	$(2,728)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.11)	$(0.07)	$(0.57)	$(0.02)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic and diluted	121,730	118,767	120,974	116,871

 See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(13,835)	$(7,868)	$(68,644)	$(2,728)
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedging instruments (net of tax effect of $(2,110), $1,076, $(6,562) and $2,247)	(5,779)	2,890	(17,954)	6,037
Less: Interest (expense) income on derivatives recognized into earnings (net of tax effect of $(138), $(145), $(288) and $6,016)	(379)	(390)	(789)	16,165
Total other comprehensive (loss) income	(5,400)	3,280	(17,165)	(10,128)
Comprehensive loss	$(19,235)	$(4,588)	$(85,809)	$(12,856)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

(Unaudited)

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended September 30, 2019	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — June 30, 2019	$118,900	121,606	$1,216	$582,338	$(18,988)	$(334,595)	$229,971	$90,415	$320,386
Stock-based compensation expense	—	—	—	4,150	—	—	4,150	—	4,150
Issuance of common stock, net	—	482	5	29	—	—	34	—	34
Contributions from non-controlling interests and redeemable non-controlling interests	2,968	—	—	—	—	—	—	121,449	121,449
Distributions to non-controlling interests and redeemable non-controlling interests	(2,757)	—	—	—	—	—	—	(18,608)	(18,608)
Total other comprehensive loss	—	—	—	—	(5,400)	—	(5,400)	—	(5,400)
Net loss	(860)	—	—	—	—	(13,835)	(13,835)	(106,405)	(120,240)
Balance — September 30, 2019	$118,251	122,088	$1,221	$586,517	$(24,388)	$(348,430)	$214,920	$86,851	$301,771

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Nine Months Ended September 30, 2019	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — December 31, 2018	$119,572	120,114	$1,201	$574,248	$(7,223)	$(279,631)	$288,595	$73,617	$362,212
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(155)	(155)	—	(155)
Stock-based compensation expense	—	—	—	11,985	—	—	11,985	—	11,985
Issuance of common stock, net	—	1,974	20	284	—	—	304	—	304
Contributions from non-controlling interests and redeemable non-controlling interests	20,974	—	—	—	—	—	—	263,081	263,081
Distributions to non-controlling interests and redeemable non-controlling interests	(7,624)	—	—	—	—	—	—	(35,167)	(35,167)
Total other comprehensive loss	—	—	—	—	(17,165)	—	(17,165)	—	(17,165)
Net loss	(14,671)	—	—	—	—	(68,644)	(68,644)	(214,680)	(283,324)
Balance — September 30, 2019	$118,251	122,088	$1,221	$586,517	$(24,388)	$(348,430)	$214,920	$86,851	$301,771

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended September 30, 2018	Interests	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balance — June 30, 2018	$122,647	118,477	$1,185	$567,372	$(3,185)	$(258,899)	$306,473	$40,750	$347,223
Stock-based compensation expense	—	—	—	3,103	—	—	3,103	—	3,103
Issuance of common stock, net	—	839	8	31	—	—	39	—	39
Contributions from non-controlling interests and redeemable non-controlling interests	7,079	—	—	—	—	—	—	79,555	79,555
Distributions to non-controlling interests and redeemable non-controlling interests	(2,551)	—	—	—	—	—	—	(11,742)	(11,742)
Total other comprehensive income	—	—	—	—	3,280	—	3,280	—	3,280
Net loss	(5,355)	—	—	—	—	(7,868)	(7,868)	(59,469)	(67,337)
Balance — September 30, 2018	$121,820	119,316	$1,193	$570,506	$95	$(266,767)	$305,027	$49,094	$354,121

	Redeemable				Accumulated	Retained
	Non-			Additional	Other	Earnings	Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’	Controlling	Total
Nine Months Ended September 30, 2018	Interests	Shares	Amount	Capital	Income	Deficit)	Equity	Interests	Equity
Balance — December 31, 2017	$122,444	115,099	$1,151	$559,788	$6,905	$213,107	$780,951	$80,115	$861,066
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	3,318	(477,146)	(473,828)	—	(473,828)
Stock-based compensation expense	—	—	—	9,884	—	—	9,884	—	9,884
Issuance of common stock, net	—	4,217	42	834	—	—	876	—	876
Contributions from non-controlling interests and redeemable non-controlling interests	72,078	—	—	—	—	—	—	122,843	122,843
Distributions to non-controlling interests and redeemable non-controlling interests	(7,663)	—	—	—	—	—	—	(28,865)	(28,865)
Total other comprehensive loss	—	—	—	—	(10,128)	—	(10,128)	—	(10,128)
Net loss	(65,039)	—	—	—	—	(2,728)	(2,728)	(124,999)	(127,727)
Balance — September 30, 2018	$121,820	119,316	$1,193	$570,506	$95	$(266,767)	$305,027	$49,094	$354,121

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297,995)	$(192,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,243	51,247
Deferred income taxes	108,344	80,121
Stock-based compensation	11,985	9,884
Loss on solar energy systems and property and equipment	9,254	4,439
Noncash interest and other expense	7,288	15,317
Reduction in lease pass-through financing obligation	(3,662)	(3,549)
Losses (gains) on interest rate swaps	846	(1,279)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,996)	(245)
Inventories	(470)	6,817
Prepaid expenses and other current assets	741	8,931
Other non-current assets, net	(126,402)	(8,042)
Accounts payable	2,032	941
Accrued compensation	14,409	4,390
Deferred revenue	1,411	(6,441)
Accrued and other liabilities	9,050	7,177
Net cash used in operating activities	(214,922)	(23,058)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(187,328)	(233,548)
Payments for property and equipment	(1,219)	(129)
Proceeds from disposals of solar energy systems and property and equipment	2,025	2,335
Purchase of intangible assets	(1,089)	(223)
Net cash used in investing activities	(187,611)	(231,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	284,055	194,921
Distributions paid to non-controlling interests and redeemable non-controlling interests	(33,309)	(41,729)
Proceeds from long-term debt	351,972	917,748
Payments on long-term debt	(139,080)	(693,782)
Payments for debt issuance and deferred offering costs	(9,382)	(21,209)
Proceeds from lease pass-through financing obligation	2,527	2,491
Principal payments on finance lease obligations	(954)	(2,663)
Proceeds from issuance of common stock	304	876
Net cash provided by financing activities	456,133	356,653
NET INCREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	53,600	102,030
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	290,896	154,938
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$344,496	$256,968
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in changes in accounts payable, accrued compensation and accrued and other liabilities	$55,183	$4,682
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,210	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,077	$1,079
Receivable for state tax credits recorded as a reduction to solar energy system costs	$—	$7

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other interim period or other future year.

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

Performance Obligation—Solar Energy system and Product Sales

For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed into service. The Company allocates a portion of the transaction price to the monitoring services by estimating the standalone selling price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of September 30, 2019 and December 31, 2018, the Company had allocated deferred revenue of $4.4 million and $3.3 million to monitoring services that will be recognized over the term of the monitoring services.

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

For purposes of comparison, the following tables show how the balances as of December 31, 2018 and for the three and nine months ended September 30, 2018 would have changed if the effects of adopting Topic 842 had been applied to those balances (in thousands):

	December 31, 2018			September 30, 2019
	As Reported	Adjustments	As Adjusted	As Reported
Solar energy systems, net	$1,938,874	$(388,087)	$1,550,787	$1,696,129
Other non-current assets, net	28,090	388,087	416,177	567,872

	Three Months Ended September 30,
	2018			2019
	As Reported	Adjustments	As Adjusted	As Reported
Cost of revenue—customer agreements and incentives	$42,135	$(4,625)	$37,510	$48,993
Cost of revenue—solar energy system and product sales	17,700	(3,804)	13,896	19,444
Total cost of revenue	59,835	(8,429)	51,406	68,437
Gross profit	17,981	8,429	26,410	35,412
Sales and marketing	15,841	8,429	24,270	46,121
Total operating expenses	46,261	8,429	54,690	79,391

	Nine Months Ended September 30,
	2018			2019
	As Reported	Adjustments	As Adjusted	As Reported
Cost of revenue—customer agreements and incentives	$122,188	$(13,215)	$108,973	$132,258
Cost of revenue—solar energy system and product sales	62,735	(14,058)	48,677	52,498
Total cost of revenue	184,923	(27,273)	157,650	184,756
Gross profit	41,941	27,273	69,214	79,221
Sales and marketing	40,999	27,273	68,272	112,792
Total operating expenses	114,412	27,273	141,685	201,309

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of this update is to provide users of financial statements with more useful information by changing the incurred loss methodology for recognizing credit losses to a more forward-looking methodology that reflects expected credit losses. Under this ASU, the Company’s accounts receivable and certain contract assets are considered financial assets measured at an amortized cost basis and will need to be presented at the net amount expected to be collected. This ASU will be effective for the Company beginning on January 1, 2020 and will be applied through a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. The Company is still evaluating the impact of this update on its condensed consolidated financial statements and related disclosures but currently anticipates that the impact will not be significant.

3.	Fair Value Measurements

The Company measures and reports its cash equivalents at fair value. The following tables set forth the fair value of the Company’s financial assets and liabilities included on the condensed consolidated balance sheets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Interest rate swaps	$—	$35,301	$—	$35,301

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$130	$—	$130

Financial Liabilities
Interest rate swaps	$—	$11,146	$—	$11,146

The interest rate swaps (Level 2) were valued using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. Financial liabilities as of September 30, 2019 include interest rate swaps for the Warehouse Facility, which are not designated as hedges, and interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. Financial liabilities as of December 31, 2018 included interest rate swaps for the Aggregation Facility, which were not designated as hedges, and interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. Financial assets as of December 31, 2018 primarily related to interest rate swaps for the Aggregation Facility, which were not designated as hedges. See Note 11—Debt Obligations for additional details about these debt instruments.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$814,795	$814,795	$587,358	$587,358
Fixed-rate long-term debt	638,486	705,100	653,031	673,917
Total	$1,453,281	$1,519,895	$1,240,389	$1,261,275

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

4.	Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Solar energy systems held for sale	$12,925	$12,321
Photovoltaic installation products	802	936
Total inventories	$13,727	$13,257

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
System equipment costs	$1,856,664	$1,667,440
Initial direct costs related to solar energy systems	—	435,084
	1,856,664	2,102,524
Less: Accumulated depreciation	(190,224)	(195,890)
	1,666,440	1,906,634
Solar energy system inventory	29,689	32,240
Solar energy systems, net	$1,696,129	$1,938,874

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation expense related to solar energy systems of $14.4 million and $17.0 million for the three months ended September 30, 2019 and 2018. The Company recorded depreciation expense related to solar energy systems of $41.3 million and $48.5 million for the nine months ended September 30, 2019 and 2018. The Company did not record any initial direct costs or amortization of initial direct costs related to solar energy systems in 2019 due to the adoption of Topic 842. See Note 2—Summary of Significant Accounting Policies.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	September 30,	December 31,
	Useful Lives	2019	2018
Leasehold improvements	1-12 years	$10,486	$10,560
Furniture and computer and other equipment	3 years	4,282	3,816
Vehicles acquired under finance leases	3-5 years	7,106	6,907
		21,874	21,283
Less: Accumulated depreciation and amortization		(7,542)	(10,553)
Property and equipment, net		$14,332	$10,730

The Company recorded depreciation and amortization expense related to property and equipment of $0.8 million and $0.9 million for the three months ended September 30, 2019 and 2018. The Company recorded depreciation and amortization expense related to property and equipment of $1.8 million and $3.9 million for the nine months ended September 30, 2019 and 2018.

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

7.	Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Costs to obtain contracts	$559,492	$—
Accumulated amortization of costs to obtain contracts	(65,204)	—
Operating lease right-of-use assets	38,292	—
Sales incentives	10,006	8,588
Other non-current assets	25,286	19,502
Total other non-current assets	$567,872	$28,090

The Company recorded amortization of costs to obtain contracts of $6.9 million and $18.2 million for the three and nine months ended September 30, 2019. Costs to obtain contracts are amortized over the initial terms of customer contracts, which are typically 20 years.

8.	Intangible Assets

Net intangible assets are included in other non-current assets, net and consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Cost:
Internal-use software	$1,312	$1,020
Developed technology	522	522
Trademarks/trade names	201	201
Total carrying value	2,035	1,743
Accumulated amortization:
Internal-use software	(87)	(781)
Developed technology	(376)	(324)
Trademarks/trade names	(114)	(99)
Total accumulated amortization	(577)	(1,204)
Total intangible assets, net	$1,458	$539

The Company recorded a de minimis amount and $0.1 million of amortization expense for the three months ended September 30, 2019 and 2018, which is included within general and administrative expense on the condensed consolidated statements of operations. The Company recorded amortization expense of $0.2 million and $0.4 million for the nine months ended September 30, 2019 and 2018.

9.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll	$19,052	$16,352
Accrued commissions	21,595	9,168
Total accrued compensation	$40,647	$25,520

10.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued unused commitment fees and interest	$16,151	$14,102
Litigation Settlement	8,325	100
Accrued inventory	7,567	4,380
Current portion of operating lease liabilities	7,432	—
Accrued professional fees	6,233	6,150
Accrued workers' compensation	6,024	4,033
Current portion of lease pass-through financing obligation	5,126	5,038
Workmanship accrual	3,724	2,630
Sales, use and property taxes payable	3,393	3,132
Other accrued expenses	6,263	3,295
Total accrued and other current liabilities	$70,238	$42,860

11.	Debt Obligations

Debt obligations consisted of the following as of September 30, 2019 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$454,100	$(76)	$(8,603)	$3,919	$441,502	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	338,294	(5)	(6,457)	245	331,587	—	5.5	August 2023
2017 Term loan facility	183,116	(173)	(4,326)	6,855	171,762	—	6.0	January 2035
2018 Forward flow loan facility	125,048	(94)	(3,145)	2,396	119,413	—	4.7	(4)
2019 Forward flow loan facility	50,353	—	(2,902)	—	47,451	99,647	3.9	(5)
Credit agreement	1,270	(1)	(99)	17	1,153	—	6.5	February 2023
Revolving lines of credit(6)
Warehouse facility	170,000	—	—	—	170,000	155,000	4.7	August 2023
Working capital facility(7)	131,100	—	—	131,100	—	—	5.4	March 2020
Total debt	$1,453,281	$(349)	$(25,532)	$144,532	$1,282,868	$254,647

Debt obligations consisted of the following as of December 31, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$(74)	$(9,172)	$3,655	$449,925	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	342,833	(6)	(7,388)	294	335,145	—	5.4	August 2023
2017 Term loan facility	188,922	(170)	(4,614)	6,679	177,459	—	6.0	January 2035
2018 Forward flow loan facility	58,425	(43)	(3,365)	1,512	53,505	71,575	5.2	(4)
Credit agreement	1,283	(2)	(118)	15	1,148	—	6.5	February 2023
Revolving lines of credit(6)
Aggregation facility	50,000	—	—	—	50,000	325,000	5.7	September 2020
Working capital facility(7)	136,100	—	—	—	136,100	—	5.6	March 2020
Total debt	$1,240,389	$(295)	$(24,657)	$12,155	$1,203,282	$396,575

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

(3)	The interest rate of these notes is partially hedged to an effective interest rate of 6.0% for $323.6 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of September 30, 2019.

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

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of September 30, 2019, the Company had $15.0 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of September 30, 2019, the Company had $25.2 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of September 30, 2019, the Company had $20.2 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2018 Forward Flow Loan Facility

In August 2018, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2018 Forward Flow Loan Facility”, formerly known as the “Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $130.0 million. The Company may make multiple borrowings under the 2018 Forward Flow Loan Facility during the availability period, which will continue no later than October 31, 2019. After the availability period, all outstanding loans under the 2018 Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. Interest on each loan will accrue at an annual rate equal to the U.S. swap rate for the weighted-average life of such loan, plus an applicable margin equal to the greater of (a) 1.9% plus a spread adjustment based on the risk premium on the borrowing date relative to the market index-based risk premium on the closing date and (b) 1.5%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of September 30, 2019, the Company had $6.4 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2019 Forward Flow Loan Facility

In May 2019, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2019 Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million. The Company may make multiple borrowings under the 2019 Forward Flow Loan Facility during the availability period, which will continue no later than November 20, 2020. After the availability period, all outstanding loans under the 2019 Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. On any anniversary of the date of aggregation occurring from and after the sixth such anniversary, upon notice to the lenders, the Company may borrow additional loans under the 2019 Forward Flow Loan Facility if the Company is projected to have sufficient net cash flow to service such additional debt. If any lender declines to fund such additional loans, the Company will have the right to prepay outstanding loans from such lender in an amount equal to 102.5% of such loans, plus accrued and unpaid interest, without any make-whole amount. Interest on each loan will accrue at an annual rate equal to the greater of (a) 4.70% and (b) the U.S. Treasury rate for the weighted-average life of such loan, plus an applicable margin equal to 2.35%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of September 30, 2019, the Company had $2.0 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Warehouse Facility

In August 2019, a wholly owned subsidiary of the Company entered into a floating rate revolving warehouse facility (the “Warehouse Facility”) pursuant to which it may borrow up to an aggregate principal amount of $325.0 million, expandable up to $400.0 million, from certain financial institutions for which Bank of America, N.A. is acting as administrative agent and collateral agent. During the period in which the Company may make borrowings under the Warehouse Facility, which is currently anticipated to continue until August 2022, interest on borrowings accrues at an annual rate equal to the applicable adjusted LIBOR rate plus 2.375%. Thereafter, interest will accrue at an annual rate equal to the applicable adjusted LIBOR rate plus 3.375%. In addition, the Company is required to maintain interest rate hedging arrangements such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate or other interest rate protection. Initially, subject to the terms of the Warehouse Facility, only interest payments are due on a quarterly basis, through the availability period, and then certain principal and interest payments may be due. These payments will occur on the 15th of January, April, July and October of each year, subject to the occurrence of certain events, including a borrowing base deficiency and dispositions with respect to any of the collateral. Principal and interest payable under the Warehouse Facility mature in four years and optional prepayments, in whole or in part, are permitted under the Warehouse Facility no more than once per month, without premium or penalty apart from any customary LIBOR breakage provisions. As of September 30, 2019, the Company had $4.8 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Aggregation Facility

In August 2019, the Company used proceeds from the Warehouse Facility to pay off the outstanding balance of $121.4 million on the aggregation credit facility entered into by a wholly owned subsidiary of the Company in September 2014 (as amended, the “Aggregation Facility”) and terminated the facility. At termination, the outstanding balance was composed of $115.0 million of principal, $0.6 million of accrued interest and $5.8 million to settle related interest rate swaps. The termination of the Aggregation Facility was accounted for as a modification of a line of credit. Of the remaining $3.6 million of unamortized debt issuance costs, $2.5 million was recognized in interest expense during the nine months ended September 30, 2019 and $1.1 million was deferred and will be amortized over the term of the Warehouse Facility.

Working Capital Facility

In March 2015, a wholly owned subsidiary of the Company entered into a revolving credit agreement (the “Working Capital Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million from certain financial institutions. In addition to the outstanding borrowings as of September 30, 2019, the Company had established letters of credit under the Working Capital Facility for up to $18.9 million related to insurance and retail contracts. Prepayments are permitted under the Working Capital Facility. Interest accrues on borrowings at a floating rate equal to, depending on the type of borrowing, (1) a rate equal to the Eurodollar Rate for the interest period divided by one minus the Eurodollar Reserve Percentage, plus a margin of 3.25%; or (2) the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Citibank prime rate and (c) the one-month interest period Eurodollar rate plus 1.00%, plus a margin of 2.25%. Interest is payable depending on the type of borrowing at the end of (1) the interest period that the Company may elect as a term, not to exceed three months, (2) quarterly or (3) at maturity of the Working Capital Facility. The Company is required to maintain $30.0 million in cash and cash equivalents and certain investments as of the last day of each quarter. As of September 30, 2019, the Company was in compliance with such covenants.

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

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$465	$1,125
Interest on lease liabilities	96	180
Operating lease cost	2,818	8,358
Short-term lease cost	413	1,714
Total lease cost	$3,792	$11,377

Other information
Finance leases:
Operating cash outflows from finance leases	$96	$180
Financing cash outflows from finance leases	$377	$954
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,321	$6,077
Weighted-average remaining lease term - finance leases (in years)	3.6	3.6
Weighted-average discount rate - finance leases	7.4%	7.4%
Operating leases:
Operating cash outflows from operating leases	$2,870	$8,505
Right-of-use assets obtained in exchange for new operating lease liabilities	$545	$9,210
Weighted-average remaining lease term - operating leases (in years)	9.3	9.3
Weighted-average discount rate - operating leases	8.0%	8.0%

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

Future minimum lease payments for the Company’s finance leases as of September 30, 2019 were as follows (in thousands):

2019	$511
2020	1,839
2021	1,815
2022	1,689
2023	769
Thereafter	—
Total minimum lease payments	6,623
Less: interest	786
Present value of finance lease obligations	5,837
Less: current portion	1,529
Long-term portion	$4,308

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

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows (in thousands):

2019	$2,845
2020	10,466
2021	8,090
2022	5,815
2023	4,780
Thereafter	36,680
Total minimum lease payments	68,676
Less: present value impact	21,360
Present value of operating lease obligations	47,316
Less: current portion	7,432
Long-term portion	$39,884

13.	Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	September 30, 2019
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$33,323	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,978	Other non-current liabilities

	December 31, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$9,884	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,262	Other non-current liabilities
Interest rate swaps	$130	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. The Company was previously required to maintain interest rate swaps on a portion of the outstanding loan balance of the Aggregation Facility. The Aggregation Facility and its related interest rates swaps were terminated in August 2019. The settled interest rate swaps were not designated as hedge instruments and changes in the fair value were recorded in other expense (income), net.

In connection with the Warehouse Facility, the Company is required to maintain interest rate swaps such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate. The Company is required to meet this threshold within five business days after the end of each quarterly period. As of September 30, 2019, the Company had entered into interest rate swaps with an aggregate notional amount of approximately $142.5 million. The Company entered into additional interest rate swaps within five business days of quarter end with an aggregate notional amount of approximately $10.5 million. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense (income), net.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of September 30, 2019, the notional amount of these interest rate swaps was $323.6 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of accumulated other comprehensive (loss) income (“AOCI”) expected to be reclassified to interest expense within the next 12 months is approximately $4.3 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

The Company records derivatives at fair value. The losses (gains) on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Three Months Ended September 30,
	2019	2018
Derivatives designated as cash flow hedges:
Interest rate swaps	$7,889	$(3,966)

	Nine Months Ended September 30,
	2019	2018
Derivatives designated as cash flow hedges:
Interest rate swaps	$24,516	$(8,284)

The losses (gains) on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended September 30,
	2019		2018
	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts presented in the income statement line items	$22,804	$3,907	$18,715	$(1)

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses reclassified from AOCI into income	$517	$—	$535	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses recognized in income	—	3,906	—	—
Total losses	$517	$3,906	$535	$—

	Nine Months Ended September 30,
	2019		2018
	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts presented in the income statement line items	$61,403	$6,657	$46,973	$(6,371)

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$1,077	$—	$(22,181)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses (gains) recognized in income	—	6,656	—	(4,252)
Total losses (gains)	$1,077	$6,656	$(22,181)	$(4,252)

14.	Investment Funds

The Company has formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. As of September 30, 2019 and December 31, 2018, the aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$103,921	$62,350
Accounts receivable, net	17,385	6,593
Prepaid expenses and other current assets	2,384	1,289
Total current assets	123,690	70,232
Restricted cash and cash equivalents	8,361	2,443
Solar energy systems, net	1,541,344	1,752,271
Other non-current assets, net	459,771	10,888
Total assets	$2,133,166	$1,835,834
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$17,328	$7,846
Current portion of long-term debt	2,396	1,512
Current portion of deferred revenue	2,272	2,320
Accrued and other current liabilities	6,027	4,860
Total current liabilities	28,023	16,538
Long-term debt, net of current portion	166,864	53,505
Deferred revenue, net of current portion	11,484	9,694
Other non-current liabilities	375	1,023
Total liabilities	$206,746	$80,760

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of September 30, 2019 and December 31, 2018, the cumulative total of contributions into the VIEs by all investors was $1,849.4 million and $1,565.3 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $44.3 million and $55.8 million as of September 30, 2019 and December 31, 2018.

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

The lease pass-through financing obligation is nonrecourse. As of September 30, 2019 and December 31, 2018, the Company had recorded financing liabilities of $4.7 million and $5.3 million related to this fund arrangement, which represent the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of September 30, 2019, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $7.7 million and $8.3 million as of September 30, 2019 and December 31, 2018.

From time to time, the Company incurs fees for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. No distributions were paid to reimburse fund investors during the three and nine months ended September 30, 2019. As of September 30, 2019, the Company accrued an estimated $3.5 million in distributions to reimburse fund investors.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of September 30, 2019 and December 31, 2018, which is classified as restricted cash and cash equivalents.

15.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows (in thousands):

	September 30,	December 31,
	2019	2018
Shares available for grant under equity incentive plans	13,340	13,323
Restricted stock units issued and outstanding	6,791	6,172
Stock options issued and outstanding	5,588	3,394
Long-term incentive plan	2,706	2,706
Total	28,425	25,595

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

As of September 30, 2019, a total of 13.3 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.8 million shares became available to grant in January 2019 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the nine months ended September 30, 2019 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2018	3,394	$2.77		$4,689
Granted	2,379	5.33
Exercised	(139)	2.18
Cancelled	(46)	6.65
Outstanding—September 30, 2019	5,588	$3.84	7.7	$15,834
Options vested and exercisable—September 30, 2019	2,312	$2.44	5.6	$9,963

RSUs

RSU activity for the nine months ended September 30, 2019 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2018	6,172	$3.84
Granted	2,926	5.89
Vested	(1,834)	3.86
Forfeited	(473)	4.28
Outstanding at September 30, 2019	6,791	$4.68

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$467	$361	$1,203	$984
Sales and marketing	756	754	2,297	2,668
General and administrative	2,891	1,956	8,390	6,125
Research and development	36	32	95	107
Total stock-based compensation	$4,150	$3,103	$11,985	$9,884

Unrecognized stock-based compensation expense for RSUs and stock options as of September 30, 2019 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$21,414	1.8
Stock options	6,987	2.1
Total unrecognized stock-based compensation expense	$28,401

17.	Income Taxes

The income tax expense for the three months ended September 30, 2019 and 2018 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (71.3)% and (54.7)%. For the nine months ended September 30, 2019 and 2018 the Company’s consolidated effective income tax rate was (56.7)% and (70.5)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and nine months ended September 30, 2019 and 2018 were primarily attributable to the tax gains recognized on the sale of solar energy systems to investment funds and non-controlling interests and redeemable non-controlling interests.

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

The Company’s condensed consolidated statements of operations included related party transactions of $0.5 million and $0.3 million within sales and marketing for the three months ended September 30, 2019 and 2018. The Company’s condensed consolidated statements of operations included related party transactions of $1.5 million and $1.7 million within sales and marketing for the nine months ended September 30, 2019 and 2018.

Vivint Services

The Company has negotiated and entered into a number of agreements with its sister company, Vivint, Inc. (“Vivint”). In August 2017, the Company entered into a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement had an initial term of two years and automatically renewed for a one-year term in August 2019. The agreements will continue to automatically renew for successive one-year terms unless written notice of termination is provided by one of the parties to the other. The Company and Vivint also agreed to extend the term of the non-solicitation provisions under an existing non-competition agreement to match the term of the sales dealer agreement.

The Company made payments under agreements with Vivint of $0.9 million and $6.1 million for the three months ended September 30, 2019 and 2018. These amounts reflect the level of services provided by Vivint on behalf of the Company. The Company made payments under these agreements of $7.1 million and $11.4 million for the nine months ended September 30, 2019 and 2018.

Under agreements with Vivint, the Company recorded a receivable balance from Vivint of $0.5 million in prepaid expenses and other current assets as of September 30, 2019. A payable balance to Vivint of $0.2 million was recorded in accounts payable as of December 31, 2018.

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $6.0 million and $5.2 million as of September 30, 2019 and December 31, 2018. The Company provided a reserve of $0.3 million and $0.9 million as of September 30, 2019 and December 31, 2018 related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.9 million and $1.5 million as of September 30, 2019 and December 31, 2018, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 14—Investment Funds.

19.	Commitments and Contingencies

Non-Cancellable Operating Leases

See Note 12—Leases for details regarding the Company’s lease arrangements.

Letters of Credit

As of September 30, 2019, the Company had established letters of credit under the Working Capital Facility for up to $18.9 million related to insurance and retail contracts.

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

Residual Commission Payments

The Company pays a portion of sales commissions to its sales professionals on a deferred basis. The amount deferred is based on the value of the system sold by the sales professional and payment is based on the sales professional remaining employed by the Company. As this amount is earned over time, it is not considered an incremental cost of obtaining the contract due to the requirement that the sales professional remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. As of September 30, 2019, the total estimated obligation that is currently not recorded in the Company’s condensed consolidated financial statements, but that will be earned and expensed over the deferment period was $8.5 million.

As part of the settlement of the February 2018 class action (see “—Legal Proceedings” below), it was agreed that for certain sales professionals who were part of the Company’s residual commission plan who terminate after August 31, 2019, the Company will be required to pay 50% of unpaid deferred residual commissions in equal installments over the 18 months following such termination. Previously, amounts unpaid under the residual commissions plan would be forfeited when these certain sales professionals terminated their employment. As such, the Company’s accrual for the residual commission plan was increased by $5.9 million, which was recorded in sales and marketing expense as of September 30, 2019, to accrue for the portion of the residual payments that were considered earned as a result of the settlement.

Legal Proceedings

In February 2018, two former employees, on behalf of themselves and other direct sellers, named the Company in a putative class and Private Attorneys General Act action in San Diego County Superior Court, California, alleging that the Company misclassified those employees and violated other wage and hour laws. The complaint seeks unspecified damages and statutory penalties for the alleged violations. The Company disputes the allegations and has retained counsel to defend it in the litigation. On October 7, 2019, the Company entered into a class action settlement agreement, pursuant to which the Company has agreed to pay up to $7.25 million to settle the claims in the lawsuit, which was accrued by the Company in general and administrative expense for the current period ending September 30, 2019. The settlement is subject to court approval, and a preliminary approval hearing is currently scheduled for December 6, 2019. If the court grants preliminary approval, the Company expects that the court will schedule a final approval hearing in mid-2020.

In March 2018, the New Mexico Attorney General’s office filed an action against the Company and several of its officers in New Mexico State Court, alleging violation of state consumer protection statutes and other claims. The Company disputes the allegations in the lawsuit and intends to defend itself in the action. The Company is unable to estimate a range of loss, if any, were there to be an adverse final decision. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In July 2018, an individual filed a putative class action lawsuit in the U.S. District Court for the District of Columbia, purportedly on behalf of himself and other persons who received certain telephone calls. The lawsuit alleges that the Company violated the Telephone Consumer Protection Act and some of its implementing regulations. The complaint seeks statutory penalties for each alleged violation. The Company disputes the allegations in the complaint, has retained counsel and intends to vigorously defend itself in the litigation. In August 2019, the Company reached a settlement in principle to resolve the class action on a nationwide basis for a payment of approximately $1.0 million (including plaintiff’s attorneys’ fees), which was accrued by the Company in general and administrative expense for the current period ending September 30, 2019. In November 2019, the parties filed a joint motion with the court seeking preliminary approval of the settlement. That approval is pending.

In October 2018, a former employee filed a representative action in Sacramento County Superior Court, California, pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to provide its employees with rest and meal breaks. The Company disputes the allegations in the complaint and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in the case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In October 2018, a former sales professional filed a representative action in Orange County Superior Court, California, pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint. The resolution of the February 2018 class action referenced above is expected to resolve the representative claims pursuant to California’s Private Attorneys General Act.

In June 2019, a former sales professional filed a representative action in San Diego County Superior Court, California, pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint. The resolution of the February 2018 class action referenced above is expected to resolve the representative claims pursuant to California’s Private Attorneys General Act.

In October 2019, two separate, purported stockholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York purportedly on behalf of themselves and all others similarly situated. The lawsuits allege violations of federal securities laws and seek unspecified compensatory damages, attorneys’ fees and costs. The Company has not yet been served with either complaint and reserves all of its rights and objections with regard to service of process, jurisdictional challenges, and venue as well as any other objections and motions related to the complaints. The Company disputes the allegations in the complaints and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in either case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In addition to the matters discussed above, in the normal course of business, the Company has from time to time been named as a party to various legal claims, actions and complaints. While the outcome of these matters cannot currently be predicted with certainty, the Company does not currently believe that the outcome of any of these claims will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows.

The Company accrues for losses that are probable and can be reasonably estimated. The Company evaluates the adequacy of its legal reserves based on its assessment of many factors, including interpretations of the law and assumptions about the future outcome of each case based on available information.

20.	Basic and Diluted Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(13,835)	$(7,868)	$(68,644)	$(2,728)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic	121,730	118,767	120,974	116,871
Weighted-average effect of potentially dilutive shares to purchase common stock	—	—	—	—
Shares used in computing net loss attributable per share to common stockholders, diluted	121,730	118,767	120,974	116,871
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.11)	$(0.07)	$(0.57)	$(0.02)

For all periods presented, the Company incurred net losses attributable to common stockholders. As such, the potentially dilutive shares were anti-dilutive and were not considered in the weighted-average number of common shares outstanding for either period.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of rebates, tax credits and incentives, including changes to the rates of the U.S. federal investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of equipment and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation, regulatory investigations and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Of the 166.7 megawatts installed in the nine months ended September 30, 2019, approximately 70% were installed under PPAs, 15% were installed under System Sales and 15% were installed under Solar Leases. We will continue to maximize the value of the solar energy systems we install as well as continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Solar energy system installations	9,458	7,547	24,135	20,038
Megawatts installed	65.1	54.3	166.7	141.7

	September 30,	December 31,
	2019	2018
Cumulative solar energy system installations	178,733	154,598
Cumulative megawatts installed	1,227.6	1,060.9
Estimated nominal contracted payments remaining (in millions)	$4,200.3	$3,638.1
Estimated gross retained value under energy contracts (in millions)	$1,626.3	$1,517.0
Estimated gross retained value of renewal (in millions)	$566.5	$479.7
Estimated gross retained value (in millions)	$2,192.8	$1,996.7
Estimated gross retained value per watt	$1.98	$2.06

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

There have been no other material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Solar Energy System and Product Sales.     Solar energy systems and product sales primarily includes revenue from System Sales. Revenue from System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. We expect revenue from System Sales to remain relatively consistent in the fourth quarter of 2019 compared to the third quarter of 2019. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Customer agreements and other incentives	$56,120	$40,938	$138,727	$106,860
SREC sales	14,699	12,532	35,050	32,489
Total customer agreements and incentives	70,819	53,470	173,777	139,349

System Sales	32,233	23,098	88,291	85,324
Photovoltaic installation products	797	1,248	1,909	2,191
Total solar energy system and product sales	33,030	24,346	90,200	87,515
Total revenue	$103,849	$77,816	$263,977	$226,864

Operating Expenses

Cost of Revenue—Customer Agreements and Incentives.     Cost of revenue—customer agreements and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years and in 2018 included the amortization of the related initial direct costs, which were being amortized over the term of the long-term customer contracts. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of customer agreements and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees that are paid in connection with certain SREC transactions. In the fourth quarter of 2019, we expect the cost of customer agreements and incentives revenue to increase in absolute dollars compared to the third quarter of 2019.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades and in 2018 included related costs to obtain contracts associated with System Sales. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In the fourth quarter of 2019, we expect the cost of solar energy system and product sales to remain relatively consistent compared to the third quarter of 2019.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and, beginning in 2019, the amortization of capitalized incremental costs to obtain customer contracts. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In the fourth quarter of 2019, we expect sales and marketing costs to decrease in absolute dollars compared to the third quarter of 2019 due in part to the one-time increased costs related to our residual commission payments that were incurred in the third quarter of 2019. See Note 19—Commitments and Contingencies. Our investments into new sales channels such as the homebuilder and retail channels are designed to decrease customer acquisition costs over the long term.

Research and Development.     Research and development expense is comprised primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In the fourth quarter of 2019, we expect research and development costs to remain relatively consistent in absolute dollars compared to the third quarter of 2019.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In the fourth quarter of 2019, we expect general and administrative expenses to decrease in absolute dollars due in part to one-time legal settlement costs accounted for in the third quarter of 2019. See Note 19—Commitments and Contingencies.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of finance lease obligations. In the fourth quarter of 2019, we expect our interest expense to decrease in absolute dollars compared to the third quarter of 2019 due to deferred financing costs recognized in interest expense in the third quarter related to the termination of the Aggregation Facility. See Note 11—Debt Obligations. Additionally, our debt facilities accrue interest at floating rates and changes in those floating rates could result in higher or lower interest expense.

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

Net Loss Attributable to Common Stockholders

We determine the net loss attributable to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of September 30, 2019, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Revenue:
Customer agreements and incentives	$70,819	$53,470	$173,777	$139,349
Solar energy system and product sales	33,030	24,346	90,200	87,515
Total revenue	103,849	77,816	263,977	226,864
Cost of revenue:
Cost of revenue—customer agreements and incentives	48,993	42,135	132,258	122,188
Cost of revenue—solar energy system and product sales	19,444	17,700	52,498	62,735
Total cost of revenue	68,437	59,835	184,756	184,923
Gross profit	35,412	17,981	79,221	41,941
Operating expenses:
Sales and marketing	46,121	15,841	112,792	40,999
Research and development	510	475	1,503	1,472
General and administrative	32,760	29,945	87,014	71,941
Total operating expenses	79,391	46,261	201,309	114,412
Loss from operations	(43,979)	(28,280)	(122,088)	(72,471)
Interest expense, net	22,804	18,715	61,403	46,973
Other expense (income), net	3,907	(1)	6,657	(6,371)
Loss before income taxes	(70,690)	(46,994)	(190,148)	(113,073)
Income tax expense	50,410	25,698	107,847	79,693
Net loss	(121,100)	(72,692)	(297,995)	(192,766)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(107,265)	(64,824)	(229,351)	(190,038)
Net loss attributable to common stockholders	$(13,835)	$(7,868)	$(68,644)	$(2,728)

Comparison of Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Revenue:
Customer agreements and incentives	$70,819	$53,470	$17,349
Solar energy system and product sales	33,030	24,346	8,684
Total revenue	$103,849	$77,816	$26,033

Customer Agreements and Incentives. The $17.3 million increase was due in part to a $15.0 million increase in customer agreements revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 22% compared to the same period in 2018 and a $2.2 million increase in SREC revenue.

Solar Energy System and Product Sales. The $8.7 million increase was primarily due to an increase in solar energy systems placed in service under System Sales compared to the same period in 2018, reflecting shifts in product and market mix.

Cost of Revenue

	Three Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$48,993	$42,135	$6,858
Cost of revenue—solar energy system and product sales	19,444	17,700	1,744
Total cost of revenue	$68,437	$59,835	$8,602

Cost of Revenue—Customer Agreements and Incentives. The $6.9 million increase was due in part to a $3.3 million increase in compensation and benefits for the installation organization driven by a 15% increase in headcount to accommodate greater installation volumes compared to the same period in 2018, a $2.9 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service, a $1.9 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems placed in service, a $1.7 million increase in other operational costs such as filing fees for incentives and a $1.4 million increase in costs related to system removals in the current period compared to the same period in 2018 due primarily to additional customer buyouts of solar energy systems. These increases were partially offset by a $4.5 million decrease in the amortization of initial direct costs resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842.

Cost of Revenue—Solar Energy System and Product Sales. The $1.7 million increase is primarily attributable to a $5.4 million increase in costs to install System Sales, including structural and electrical upgrade services for certain System Sale customers, reflecting the increase in solar energy systems placed in service under System Sales compared to the same period in 2018. This increase was partially offset by a $3.8 million decrease in costs to obtain contracts resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842.

Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Operating expenses:
Sales and marketing	$46,121	$15,841	$30,280
Research and development	510	475	35
General and administrative	32,760	29,945	2,815
Total operating expenses	$79,391	$46,261	$33,130

Sales and Marketing. The $30.3 million increase was primarily due to $15.2 million in costs to obtain contracts and amortization of previously capitalized costs to obtain contracts being included in this line item for the current period as a result of adopting Topic 842 while these costs were included in cost of revenue during 2018, a $13.3 million increase in compensation and benefits due in part to an increase in inside sales headcount to support new sales channels and an increase in non-capitalized residual commission payments, including a one-time $5.9 million accrual related to a proposed settlement of the February 2018 legal proceeding, and a $1.2 million increase in marketing and lead generation activities. See Note 19—Commitments and Contingencies for additional details on the proposed settlement of the February 2018 legal proceeding and the effect on residual commission payments.

General and Administrative. The $2.8 million increase was primarily due to an $8.2 million increase in non-recurring legal settlement costs, a $0.9 million increase in stock-based compensation and a $0.6 million increase in insurance costs. These increases were partially offset by a $7.0 million decrease in professional fees. See Note 19—Commitments and Contingencies for additional details on the legal settlement costs.

Non-Operating Expenses

	Three Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Interest expense, net	$22,804	$18,715	$4,089
Other expense (income), net	3,907	(1)	3,908

Interest Expense, net. Interest expense increased $4.1 million primarily due to additional borrowings year over year and $2.5 million of deferred financing costs recognized in interest expense as a result of terminating the Aggregation Facility. See Note 11—Debt Obligations for details about the termination of the Aggregation Facility.

Other Expense (Income), net. The $3.9 million change from other income to other expense was primarily due to changes in the fair value of our derivative financial instruments.

Income Taxes

	Three Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Income tax expense	$50,410	$25,698	$24,712

The $24.7 million increase in income tax expense was primarily attributable to a $14.3 million additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds, $8.9 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests, and a tax-effected $1.9 million decreased loss before income taxes.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(107,265)	$(64,824)	$(42,441)

Net loss attributable to non-controlling interests and redeemable non-controlling interests was allocated using the HLBV method. Generally, gains and losses that are allocated to the fund investors relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. Losses allocated to the fund investors are generally derived from the receipt of ITCs and tax depreciation under Internal Revenue Code Section 168. These tax benefits are primarily allocated to the investors and reduce the fund investors’ tax capital account. The $42.4 million increase in net loss attributable to non-controlling interests and redeemable non-controlling interests is primarily due to changes in the terms of our recently formed tax equity funds and higher volumes of solar energy systems placed into service in the current period.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Revenue:
Customer agreements and incentives	$173,777	$139,349	$34,428
Solar energy system and product sales	90,200	87,515	2,685
Total revenue	$263,977	$226,864	$37,113

Customer Agreements and Incentives. The $34.4 million increase was due primarily to a $31.4 million increase in customer agreements revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased 22% compared to the same period in 2018 and a $2.6 million increase in SREC revenue.

Solar Energy System and Product Sales. The $2.7 million increase was primarily due to an increase in structural upgrade services performed for certain System Sales customers compared to the same period in 2018.

Cost of Revenue

	Nine Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$132,258	$122,188	$10,070
Cost of revenue—solar energy system and product sales	52,498	62,735	(10,237)
Total cost of revenue	$184,756	$184,923	$(167)

Cost of Revenue—Customer Agreements and Incentives. The $10.1 million increase was due in part to a $7.9 million increase in compensation and benefits for the installation organization driven by a 15% increase in headcount to accommodate greater installation volumes compared to the same period in 2018, a $7.2 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service, a $5.5 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems placed in service and a $2.3 million increase in other operational costs such as filing fees for incentives. These increases were partially offset by a $12.7 million decrease in the amortization of initial direct costs resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842.

Cost of Revenue—Solar Energy System and Product Sales. The $10.2 million decrease is primarily attributable to a $14.1 million decrease in costs to obtain contracts resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842. This decrease was partially offset by a $3.0 million increase in costs to install System Sales, including structural and electrical upgrade services for certain System Sale customers and a $0.6 million increase in costs associated with battery sales.

Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Operating expenses:
Sales and marketing	$112,792	$40,999	$71,793
Research and development	1,503	1,472	31
General and administrative	87,014	71,941	15,073
Total operating expenses	$201,309	$114,412	$86,897

Sales and Marketing. The $71.8 million increase was primarily due to $37.7 million in costs to obtain contracts and amortization of previously capitalized costs to obtain contracts being included in this line item for the current period as a result of adopting Topic 842 while these costs were included in cost of revenue during 2018, a $28.4 million increase in compensation and benefits due in part to an increase in inside sales headcount to support new sales channels and an increase in non-capitalized residual commission payments, including a one-time $5.9 million accrual related to a proposed settlement of the February 2018 legal proceeding, a $3.2 million increase in marketing and lead generation activities, a $1.2 million increase in net one-time fees related to our retail channel and a $1.2 million increase in other administrative costs. See Note 19—Commitments and Contingencies for additional details on the proposed settlement of the February 2018 legal proceeding and the effect on residual commission payments.

General and Administrative. The $15.1 million increase was primarily due to an $8.1 million increase in non-recurring legal settlement costs, a $2.4 million increase in insurance costs, a $2.3 million increase in stock-based compensation and a $1.9 million increase in professional fees. See Note 19—Commitments and Contingencies for additional details on the legal settlement costs.

Non-Operating Expenses

	Nine Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Interest expense, net	$61,403	$46,973	$14,430
Other expense (income), net	6,657	(6,371)	13,028

Interest Expense, net. Interest expense increased $14.4 million primarily due to a net $6.8 million reduction in interest expense in the same period in 2018 due to one-time items related to refinancing and termination of debt facilities, a $5.2 million increase in interest expense resulting from additional borrowings year over year and a $2.5 million increase related to deferred financing costs recognized in interest expense as a result of terminating the Aggregation Facility. See Note 11—Debt Obligations for details about the termination of the Aggregation Facility.

Other Expense (Income), net. The $13.0 million change from other income to other expense was primarily due to a $10.9 million change in the fair value of our derivative financial instruments and a $2.1 million payment received in 2018 as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Nine Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Income tax expense	$107,847	$79,693	$28,154

The $28.2 million increase in income tax expense was primarily attributable to a $30.3 million additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds and $8.3 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests. These increases in income tax expense were partially offset by a tax-effected $10.3 million increased loss before income taxes.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Nine Months Ended
	September 30,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(229,351)	$(190,038)	$(39,313)

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

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $260.8 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 11—Debt Obligations and Note 14—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations.

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

Sources of Funds

Investment Fund Commitments

As of October 31, 2019, we had raised 27 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of October 31, 2019 is approximately $243.5 million, which we estimate will fund approximately 100 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of September 30, 2019 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$454,100	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	338,294	—	5.5	August 2023
2017 Term loan facility	183,116	—	6.0	January 2035
2018 Forward flow loan facility	125,048	—	4.7	(4)
2019 Forward flow loan facility	50,353	99,647	3.9	(5)
Credit agreement	1,270	—	6.5	February 2023
Revolving lines of credit
Warehouse facility	170,000	155,000	4.7	August 2023
Working capital facility(6)	131,100	—	5.4	March 2020
Total debt	$1,453,281	$254,647

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

(3)	The interest rate of these notes is partially hedged to an effective interest rate of 6.0% for $323.6 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

See Note 11—Debt Obligations for additional details regarding the debt facilities outstanding at September 30, 2019.

Revenue from Operations

In the three and nine months ended September 30, 2019, we generated $70.8 million and $173.8 million in revenue from customer agreements and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $30.5 million and $84.1 million related to System Sales for the three and nine months ended September 30, 2019. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Net cash (used in) provided by:	(In thousands)
Operating activities	$(214,922)	$(23,058)
Investing activities	(187,611)	(231,565)
Financing activities	456,133	356,653
Net increase in cash and cash equivalents, including restricted amounts	$53,600	$102,030

Operating Activities

In the nine months ended September 30, 2019, we had a net cash outflow from operations of $214.9 million. This was primarily due to outflows of $102.7 million from our net loss excluding noncash and non-operating items and $112.2 million of outflows from changes in working capital.

Investing Activities

In the nine months ended September 30, 2019, we used $187.6 million for investing activities primarily due to the costs associated with the design, acquisition and installation of solar energy systems.

Financing Activities

In the nine months ended September 30, 2019, we generated $456.1 million from financing activities, of which $352.0 million represented proceeds from long-term debt and $284.1 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds. These proceeds were partially offset by repayments of long-term debt of $139.1 million, distributions to non-controlling interests and redeemable non-controlling interests of $33.3 million and payments for debt issuance costs of $9.4 million.

Contractual Obligations

Our contractual commitments and obligations as of December 31, 2018 are set forth in the following table. Material changes that have occurred during the nine months ended September 30, 2019 are included in the footnotes to the table.

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

(1)

Does not include additional borrowings and repayments during the nine months ended September 30, 2019, which resulted in a net $212.9 million increase in principal borrowings. These borrowings included the following activity: under the Warehouse Facility maturing in August 2023 we incurred $170.0 million of principal borrowings; under the 2018 Forward Flow Loan Facility maturing October 2039 we incurred $66.6 million of principal borrowings; under the 2019 Forward Flow Loan Facility maturing November 2040 we incurred $50.4 million of principal borrowings; under the Aggregation Facility which was terminated in August 2019, we reduced borrowings by $50.0 million; under the Solar Asset Backed Notes, Series 2018-1 maturing in October 2028 we reduced principal borrowings by $8.7 million; under the 2017 Term Loan maturing January 2035 we reduced principal borrowings by $5.8 million; under the Working Capital Facility maturing March 2020 we reduced principal borrowings by $5.0 million; and under the Solar Asset Backed Notes, Series 2018-2 maturing in August 2023 we reduced principal borrowings by $4.5 million. For additional information, see Note 11—Debt Obligations.

(2)

Does not include increases in interest payments related to changes in long-term debt during the nine months ended September 30, 2019, which for payments due in less than one year increased $7.9 million, payments due in one to three years increased $21.7 million, payments due in three to five years increased $21.3 million and payments due in more than five years increased $47.5 million.

(3)	During the nine months ended September 30, 2019, distributions payable to non-controlling interests and redeemable non-controlling interests increased by $9.5 million.
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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law, including the currently planned step-down of the ITC, and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of October 31, 2019, we had raised 27 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of October 31, 2019 is approximately $243.5 million, which we estimate will fund approximately 100 megawatts of future deployments.

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

In order to take advantage of the higher ITC rates available based on the year in which construction on a solar energy system begins, we have placed orders for solar energy components which we will pay for and/or ensure significant physical work has begun prior to the end of the applicable year. While we have attempted to ensure that these orders and purchases will comply with guidance issued by the IRS, this guidance is relatively limited and could change without notice. As such, it is possible that our financing partners or the IRS could challenge whether construction has begun for purposes of the ITC rate step-down described above. It is also possible that we will not be able to use all of the solar energy system components purchased pursuant to this plan.

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

Finally, public service commissions may impose requirements on our business associated with our interactions with consumers. The California Public Utilities Commission and the Public Service Commission of the State of New York have each adopted orders requiring changes to certain of our business practices and continue to take actions suggesting the trend will continue. Other public service commissions could follow California and New York’s lead and impose requirements, including those associated with consumer protection that could affect how we do business and acquire customers.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in several states in which we operate. Many utilities have proposed and are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include, but are not limited, to capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered electricity generation, and imposing consumer protection requirements on solar companies. For example, in 2016, the California Public Utilities Commission enacted changes requiring customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, to take service on a net metering successor tariff. Under this successor tariff, utilities are allowed to impose reasonable interconnection fees on customers and some additional charges and customers must take service on time-of-use rates. The California Public Utilities Commission in 2019 and in 2018 again referenced its net metering authority when imposing new consumer protection measures on the residential solar industry. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty.

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

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy systems. Despite recent increases in solar panel prices due to the tariffs imposed in February 2018 and a general decrease in supply in the solar panel market, industry experts indicate that solar panel and raw material prices are expected to decline in the future. However, it is possible that prices will not decline at the same rate as they have over the past several years or that prices may increase. In addition, growth in the solar industry and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China; however, most of the manufacturing now takes place in other Asian countries, such as Malaysia and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured could affect our ability to purchase panels on competitive terms, and access to specialized technologies could be restricted.

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

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 15% of total megawatts installed in the nine months ended September 30, 2019. If customer preferences or the residential solar energy market shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

Our business is concentrated in California, putting us at risk of region-specific disruptions.

As of September 30, 2019, approximately 36% of our cumulative megawatts installed were located in California. In addition, we expect future installations to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated. As mentioned above, any adverse impacts to retail electric customers resulting from Pacific Gas and Electric Company’s bankruptcy proceedings could affect a significant portion of our customer base in light of the concentration of our customers in California.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $190.1 million and $113.1 million for the nine months ended September 30, 2019 and 2018. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

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

Historically, our primary sales channel has been a direct-to-home sales model. We also sell to customers through our inside sales team and have begun to sell through the homebuilder and retail distribution channels. However, we continue to acquire most of our customers through our direct-to-home sales channel. In addition, we have entered into various sales dealer agreements. We compete against companies with greater experience selling solar energy systems to customers through a number of distribution channels in addition to direct-to-home sales, including homebuilders, home improvement stores, large construction companies, electrical and roofing companies, the internet, and through relationships with other third parties. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

Expansion into new sales channels could be costly and time-consuming. As we enter homebuilder and retail channels, among other new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

Historically, our primary sales channel has been the direct-to-home sales model. As we continue to expand into other channels, such as the homebuilder and retail channels, we have incurred and may continue to incur significant costs including but not limited to, fees related to meeting volume requirements and investments into inside sales to support these efforts. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels. Entering new channels poses numerous risks, including the following:

•	incurrence of significant start-up costs to adapt our current processes or develop new sales processes for use in these channels;
•	diversion of our management and employees from our core direct-to-home sales model;
•	difficulty adapting our current marketing strategies or developing new marketing strategies to these new channels;
•	inability to obtain key partners and the necessary volumes to remain viable in the retail space, both for us and for our retail partners;
•	inability to compete successfully with companies with a historical presence in such channels;
•	inability to achieve the financial and strategic goals for these channels; and
•	potential conflicts between sales channels.

If we are unable to successfully compete in new channels, our operating results and growth prospects could be adversely affected.

We are highly dependent on our ability to attract, train and retain effective sales professionals.

The success of our direct-to-home sales efforts depends upon the recruitment, retention and motivation of a large number of sales professionals to compensate for a high turnover rate, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales professionals on a continuing basis. Sales professionals are attracted to direct-selling by competitive earnings opportunities, and direct-sellers typically compete for sales professionals by providing a more competitive earnings opportunity than that offered by the competition. We believe competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on investment. We compensate our sales professionals on a commission basis, based on system size, contract rate and the expected number of hours the rooftop will be exposed to full sunlight. Some sales professionals may prefer a compensation structure that also includes a salary and equity incentive component. There is significant competition for sales talent in our industry, and from time to time we may need to adjust our compensation model to respond to this competition. These adjustments have caused and are expected to continue to cause our customer acquisition costs to increase and could otherwise adversely impact our operating results and financial performance.

In addition to our sales compensation model, our ability to recruit, train and retain effective sales professionals could be harmed by additional factors, including:

•	any adverse publicity regarding us, our solar energy systems, our distribution channel or our industry;
•	lack of interest in, or the technical failure of, our solar energy systems;
•	lack of a compelling product or income opportunity that generates interest for potential new sales professionals, or perception that other product or income opportunities are more attractive;
•	any negative public perception of our sales professionals and direct-selling businesses in general;
•	any regulatory actions or charges against us or others in our industry;
•	general economic and business conditions; and
•	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain sales professionals in such market.

We are subject to significant competition for the recruitment of sales professionals from other direct-selling companies and from other companies that sell solar energy systems in particular. Regional and district managers of our sales professionals are instrumental in recruiting, retaining and motivating our sales professionals. When managers have elected to leave us and join other companies, the sales professionals they supervise have often left with them. We may experience increased attrition in our sales professionals in the future, which may impact our results of operations and growth. The impact of such attrition could be particularly acute in those jurisdictions, such as California, where contractual non-competition agreements for service providers are not enforceable or are subject to significant limitations. It is therefore continually necessary to innovate and enhance our direct-selling and service model as well as to recruit and retain new sales professionals. If we are unable to do so, our business could be adversely affected.

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

As of September 30, 2019, we and our subsidiaries had outstanding $1.5 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of September 30, 2019, we had up to $254.6 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investments funds until it is distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future, and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, due to recent legislation, utility companies and community choice aggregators in that state are required to have generation portfolios comprised of 60% renewable energy by 2030, and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. Similar long-term utility requirements for 100% renewable or emission-free electricity are being put in place in Hawaii, New Mexico, Nevada, Washington, Maine, New York and other states. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to install a solar energy system at their home, which could adversely affect our growth.

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

We depend significantly on our reputation for high-quality products, best-in-class customer service and the brand name “Vivint Solar” to attract new customers and grow our business. If we fail to continue to deliver our solar energy systems within the planned timelines, if our sales professionals fail to adhere to our standards, if our offerings do not perform as anticipated or if we damage any of our customers’ properties or delay or cancel projects, our brand and reputation could be significantly impaired. Future technical improvements may allow us to offer lower prices or offer new technology to new customers; however, technical limitations in our current solar energy systems may prevent us from offering such lower prices or new technology to our existing customers. The inability of our current customers to benefit from technological improvements could cause our existing customers to lower the value they perceive our existing products offer and impair our brand and reputation.

We have focused particular attention on growing the headcount of our direct-to-home sales professionals, leading us in some instances to take on candidates who we later determined did not meet our standards. In addition, given the sheer number of interactions our sales professionals and other personnel have with customers and potential customers, it is inevitable that some customers’ and potential customers’ interactions with our company will be perceived as less than satisfactory. This has led to instances of customer complaints, some of which have resulted in litigation and affected our digital footprint on rating websites and social media platforms. If our hiring, training and management processes fail to eliminate these issues, our reputation may be harmed and our ability to attract new customers could suffer.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 1,060.9 megawatts as of December 31, 2018 to 1,227.6 megawatts as of September 30, 2019, and we intend to continue to expand our business within existing markets, in a number of new locations and through new sales channels in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers, sales channel partners and financing, as well as manage multiple geographic locations.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are typically for 20 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of September 30, 2019, the average FICO score of our customers was approximately 755. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $8.8 million as of September 30, 2019, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or lenders with whom we have relationships, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

Several states in which we operate have enacted laws and regulations that provide enhanced rights and require increased disclosures to customers. Most of these laws and regulations are specific to the solar industry and have required changes to our contracts, processes and operations. Some of the laws have been enacted along with other changes to state law that further impact the residential solar industry. Other laws and regulations, such as the ones that relate to licensing of sales professionals, are applicable to a wide array of industries, and failure to comply with such regulations could result in citations, fines, license suspensions, revocations and other penalties. Further, to the extent that states undertake enforcement actions against us, or other states enact further laws or regulations applicable to our industry, we may be required to expend additional resources in order to modify our business practices to meet these regulatory requirements.

We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. From time to time, we are or may become the subject of investigations and other formal and informal proceedings from various federal, state and local regulatory agencies, including, but not limited to, state attorney generals’ offices. For example, in March 2018, the New Mexico Attorney General’s office filed an action against us and certain of our officers alleging violation of state consumer protection statutes. In addition, from time to time, regulatory agencies enact or amend regulations relating to the marketing of our products to residential customers. Any investigations, actions, adoption or amendment of regulations relating to the marketing of our products to residential consumers could divert management’s attention to our business, require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations or could reduce the number of our potential customers.

We cannot ensure that our sales professionals and other personnel will always comply with our standard practices and policies, as well as applicable laws and regulations. In any of the numerous interactions between our sales professionals or other personnel and our customers or potential customers, our sales professionals or other personnel may, without our knowledge and despite our efforts to effectively train them and enforce compliance, engage in conduct that is or may be prohibited under our standard practices and policies and applicable laws and regulations. Any such non-compliance, or the perception of non-compliance, potentially could expose us to claims, proceedings, litigation, investigations, or enforcement actions by private parties or regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and reputation. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

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

We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information and other proprietary and confidential information we collect, store or transmit, but due to the factors detailed above, there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to the information despite our efforts and those of our vendors and service providers. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors, including Vivint, may be unable to anticipate these techniques, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. In addition, due to a potential time lapse between when certain of our contracted sales professionals and other independent contractors leave us and when we are made aware of their separation, such contracted sales professionals and other independent contractors may have continued access to our customers’ information for a period of time when they should not have such access until we are able to restrict their access.

We are also subject to laws and regulations relating to the collection, use, retention, security and transfer of personal information of our customers and other individuals. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period, and we cannot predict the full impact of the CCPA on our business or operations. The CCPA may, however, require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, such as the Payment Card Industry Data Security Standard, or PCI DSS, which may affect any processes associated with handling credit card numbers. In the event we fail to be compliant with the PCI DSS, fines and other penalties could result. Complying with emerging and changing requirements may cause us to incur costs or require us to change our business practices. Any actual or alleged failure by us, our affiliates or other parties with whom we do business to comply with privacy-related or data protection laws, regulations and industry standards could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

Any actual or perceived unauthorized use or disclosure of, or access to, any personal information or other proprietary or confidential information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors, including Vivint, by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could result in harm to our business and results of operations. If any such unauthorized use or disclosure of, or access to, such personal information or other information were to occur or to be believed to have occurred, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of federal, state and local laws and regulations relating to unauthorized access to, or use or disclosure of, personal information or other information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach and to implement measures in an effort to prevent further breaches or incidents.

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

We are, and may in the future become, subject to claims, proceedings, litigation, investigations or enforcement actions by private parties or regulatory authorities. For examples, see Note 19—Commitments and Contingencies. While we intend to defend against these actions vigorously, the ultimate outcomes of these cases are presently not determinable as they are in preliminary phases. In general, legal proceedings can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals, may harm our brand and reputation and could result in settlements or damages that could significantly affect our financial results and how we conduct our business. It is not possible to predict the final resolution of the legal proceedings to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

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

On September 15, 2019, Vivint and Mosaic Acquisition Corp., a publicly traded special purpose acquisition company, entered into a definitive agreement to merge. It is currently expected that our Sponsor will continue to own a majority interest in the surviving corporation and Vivint Solar immediately following the completion of the merger; however, we anticipate that we will eventually cease to be a “controlled company.”

We have entered into certain agreements with Vivint. In August 2017, we entered into a sales dealer agreement with Vivint. Under this agreement, each party will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has a two-year term, which will be automatically renewed for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. There can be no assurances regarding the number of sales and installations of our products that Vivint will be able to generate, or the number of leads that we will be able to generate. In addition, as we work to expand our customer opportunities and product offerings through our relationship with Vivint, our business and results of operations may be adversely affected by factors that affect Vivint’s business and our relationship. Pursuant to the terms of a Non-Competition Agreement we have entered into with Vivint, as amended, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the sales dealer agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Notwithstanding the above, a small number of sales professionals work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such sales professionals could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities. In addition, having sales professionals who work for both Vivint and us could distract such sales professionals, impact the effectiveness of our sales professionals, and potentially increase the turnover of our existing sales professionals who may feel displaced by the addition of Vivint sales professionals to our existing sales professionals. We expect these agreements with Vivint to remain in place following the merger of Vivint and Mosaic Acquisition Corp.

We may not be able to resolve any potential conflicts relating to these agreements or otherwise, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party for so long as Vivint remains our sister company. In addition, we have indemnification obligations under some of the agreements we have entered into with Vivint, and disputes between us and Vivint may result in claims for indemnification. However, we do not currently expect that these indemnification obligations will materially affect our potential liability compared to what it would be if we did not enter into these agreements with Vivint.

Risks Related to Our Common Stock

The price of our common stock may be volatile, and the value of your investment could decline.

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to September 30, 2019, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings, including any new tariffs or trade regulations that affect our ability to import goods at attractive prices or at all;
•	additions or departures of key personnel;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	actual or perceived privacy or data security incidents;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	the failure of securities analysts to cover our common stock;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us, our stockholders, employees or members of our board of directors, including sales of equity awards granted to our employees to cover tax withholding obligations;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions;
•	potential acquisitions; and
•

negative publicity, including accurate or inaccurate commentary or reports regarding us, our products, our sales professionals or other personnel, or other third parties affiliated with us, on social media platforms, blogs and other websites.

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

Additionally, when we cease to be an emerging growth company, which we expect to occur at the end of 2019, we will be required to obtain an annual audit of our internal controls over financial reporting from our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As of September 30, 2019, we had 122.1 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 12.4 million shares of common stock remained outstanding as of September 30, 2019, with 2.3 million of those shares being vested and exercisable as of September 30, 2019. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events.

Moreover, immediately prior to the completion of the merger of Vivint and Mosaic Acquisition Corp., which is expected to be completed during the fourth quarter of 2019 or the first quarter of 2020, it is contemplated that certain holders of Class A Units and Class B Units of 313 Acquisition LLC, including certain members of our management and board of directors, including David Bywater, David D’Alessandro, Todd Pedersen and Alex Dunn but excluding our Sponsor, will have their units redeemed in exchange for a number of shares of our common stock and Vivint’s common stock or for tracking units redeemable for such shares over a vesting period. The exact number of shares and tracking units distributed by 313 Acquisition LLC to such unitholders will depend in part on the value of our common stock and Vivint’s common stock at the time. The shares of our common stock distributed immediately prior to the completion of the merger or during the vesting period of the tracking units to members of our management and board of directors may be freely sold in the public market in the United States subject to the requirements of Rule 144.

Stockholders owning an aggregate of 75.7 million shares of our common stock are entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements, and we registered an additional 12.9 million shares in March 2017. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us, and their interests may conflict with ours or investors’ in the future.

As of September 30, 2019, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 61% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

We expect that 313 Acquisition LLC will eventually cease to control us as a result of potential future equity offerings by 313 Acquisition LLC or us and other distributions by 313 Acquisition LLC of shares of our common stock, for example in connection with the merger of Vivint and Mosaic Acquisition Corp., as well as the vesting over time of our equity awards. If and when 313 Acquisition LLC ceases to control us, we will no longer be a “controlled company” under the corporate governance rules of the New York Stock Exchange, or NYSE, and will no longer be able to benefit from the related exemptions, and we may also become a more likely target of short-term activist investors whose interests may be different than those of our other stockholders.

We have elected to take advantage of the “controlled company” exemption to the NYSE corporate governance rules, which could make our common stock less attractive to some investors or otherwise harm our stock price.

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

If 313 Acquisition LLC were to sell, transfer or otherwise distribute an amount of its shares of our company such that neither it nor another company, individual or group would hold more than 50% of the voting power for the election of our directors, we would no longer be a controlled company. We intend to comply with all applicable NYSE rules if we cease to be a controlled company, however, we may have difficulties complying with NYSE rules relating to the composition of our board of directors, and there can be no assurance that we will be able to attract and retain the number of independent directors needed to comply with NYSE rules before the end of the phase-in period for compliance.

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

Item 6. Exhibits

10.1†	Credit Agreement, dated as of August 6, 2019, by and among Vivint Solar Financing VI, LLC, Bank of America, N.A. and the other parties named therein
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIVINT SOLAR, INC.

Date: November 6, 2019	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	/s/ Dana Russell
Dana Russell Chief Financial Officer and Executive Vice President (Principal Financial Officer)