Form 10-K
period 2019-12-31
Vivint Solar, Inc.
filed 2020-03-10
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36642

VIVINT SOLAR, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	45-5605880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 West Ashton Blvd. Lehi, UT	84043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 404-4129

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VSLR	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $331.9 million.

The number of shares of Registrant’s common stock outstanding as of March 1, 2020 was 124,158,478.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 10, 2020, are incorporated by reference into Part III of this report.

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

These forward-looking statements include, but are not limited to:

•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of rebates, tax credits and incentives, including changes to the rates of the U.S. federal investment tax credit, or ITC, beginning in 2020;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationships with our sister company Vivint Smart Home, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of equipment and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation, government or regulatory investigations and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Our 20-year and, beginning in 2020, 25-year customer contracts generate predictable, recurring cash flows and establish a long-term relationship with homeowners. As of December 31, 2019 the average estimated nominal contracted payment for our long-term customer contracts was approximately $29,600, and there is the potential for additional payments if customers choose to renew their contracts at the end of the term. The ownership of the solar energy systems we install under long-term customer contracts allows us and the other fund investors to benefit from various local, state and federal incentives. We obtain financing based on cash flows from customers and these incentives. When customers decide to move or sell the home prior to the end of their contract term, the customer contracts allow our customers to transfer their obligations to the new home buyer. If the home buyer does not wish to assume the customer’s obligations, the contract allows us to require the customer to purchase the system. Our sources of financing are used to offset our direct installation costs and our allocated overhead expenses. As of February 29, 2020, we had raised 28 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of February 29, 2020 was approximately $133 million, which we estimate will fund approximately 59 megawatts of future deployments.

We also offer our customers the option to purchase solar energy systems for cash or through third-party loan financing. Selling solar energy systems allows us to meet the needs of customers who prefer to own the solar energy system and assume the long-term benefits and risks of system ownership. Customers who choose this option are generally eligible for various local, state and federal incentives, which may help to offset the cost of their solar energy system.

We have developed an integrated approach to providing residential distributed solar energy where we fully control the lifecycle of our customers’ experience including the initial professional consultation, design and engineering process, installation, and, where applicable, ongoing monitoring and service. We deploy our direct-to-home sales force on a neighborhood-by-neighborhood basis, which allows us to cultivate a geographically concentrated customer base that reduces our costs and increases our operating efficiency. We also sell solar energy systems to customers through our inside sales team and through homebuilder and retail distribution channels. In addition, we have entered into various sales dealer agreements. We couple these sales channels with repeatable and scalable processes to establish warehouse facilities, assemble and train sales and installation teams and open new offices. We believe that our processes enable us to expand within existing markets and into new markets.

From our inception in May 2011 through December 31, 2019, we have installed solar energy systems with an aggregate of 1,294.0 megawatts of capacity at approximately 188,300 homes for an average solar energy system capacity of approximately 6.9 kilowatts.

Our Approach

The key elements of our integrated approach to providing distributed solar energy include:

•

Professional consultation. We provide professional consultations through our various sales channels to prospective customers to evaluate the feasibility of installing a solar energy system at their residence. We continue to acquire most of our customers through direct-to-home sales. We believe our sales closing and referral rates are enhanced by homeowners’ responsiveness to our direct-to-home, neighborhood-by-neighborhood outreach strategy.

•

Design and engineering. We have developed a process that enables us to design and install a custom solar energy system that typically delivers customer savings. This process, which incorporates proprietary software, standardized templates and data derived from on-site surveys, allows us to design each system to comply with complex and varied state and local regulations and optimize system performance on a per panel basis. We continue to pursue technology innovation to integrate accurate system design into the initial sales consultation process as a competitive tool to enhance the customer experience and increase sales close rates.

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

Our Strategy

Our goal is to become the premier provider of distributed solar energy. Key elements of our strategy include:

•

Building the most sustainable business in the residential solar industry. We are working to enhance the sustainability of our business by striving to improve the margins we generate on every system we install. We improve our margins by effectively managing our cost per watt while optimizing system attributes on the systems we install, by pricing appropriately in each market and by growing in the right markets. We seek to balance our growth against the operating cash flows and project funding required to offset our operating expenses.

•

Delighting our customers. We strive to provide a best-in-class customer experience. We offer customized solar energy solutions to each of our customers based on their individual situation and needs, and we continue to streamline the time from when a customer signs a contract to when their system is operational. We are also continually working to improve our processes and customer communication in an effort to provide superior customer service. Additionally, we employ a detailed quality assessment process to our installations to validate that we maintain a high installation standard.

•

Developing a differentiated solution. We aim to provide unique products in an increasingly commoditized industry, and we believe the market needs smart energy solutions that combine how energy is produced, made available and intelligently consumed. We have formed strategic relationships to develop and provide distinctive solutions to our customers, such as battery storage, electric vehicle charging products and generators.

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

•

Growing strategically. We operate in states whose utility prices, sun exposure, climate conditions and regulatory policies provide the most compelling markets for distributed solar energy. We plan to enlarge our addressable market by expanding our presence on a measured basis when and where favorable. Our investments into new sales channels such as the homebuilder and retail channels are designed to allow us to reach additional customers. Additionally, we will continue to maximize the value of the solar energy systems we install as well as continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

Customer Contracts

Our primary product offerings include the following:

•

Power Purchase Agreements. Under power purchase agreements, or PPAs, we charge customers a fee per kilowatt hour based on the electricity production of the solar energy system, which is billed monthly. PPAs typically have a term of 20 years and, beginning in 2020, 25 years and are subject to an annual price escalator of 2.9%. Over the term of the PPA, we operate the system and agree to maintain it in good condition. Customers who buy energy from us under PPAs are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases typically have a term of 20 years and, beginning in 2020, 25 years and are typically subject to an annual price escalator of 2.9%, though some markets offer Solar Leases with no annual price escalator. We provide our Solar Lease customers a performance guarantee under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition, and in some markets, we offer to install a battery storage system along with the solar energy system. Customers who lease equipment from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Solar Energy System Sales. Under solar energy system sales, or System Sales, we offer our customers the option to purchase solar energy systems for cash or through third-party financing. The price for these contracts is determined as a function of the respective market rate and the size of the solar energy system to be installed. Customers can additionally contract with us for certain structural upgrades, smart home products, battery storage systems, electric vehicle charging stations, generators and other accessories in connection with the installation of a solar energy system based on the market where they are located. We believe System Sales are advantageous to us as they provide immediate access to cash.

Of our 233.1 megawatts installed in 2019, approximately 67% were installed under PPAs, 16% were installed under Solar Leases and 17% were installed under System Sales. As of December 31, 2019, the average FICO score of our customers was approximately 755.

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

In addition to direct sales, we sell to customers through our inside sales team, through various sales dealers, and through the homebuilder and retail distribution channels. We continue to explore opportunities to sell solar energy systems to customers through a number of other distribution channels, including relationships with real estate management companies, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential solar customers, as well as direct to consumers through online sales.

Operations

Our corporate headquarters are located in Utah. We manage inventory through our local warehouses and maintain a fleet of over 900 trucks and other vehicles to support our installers and operations. In 2019, our field teams completed on average approximately 2,800 residential installations per month. We manage thousands of projects as they move through the stages of engineering, permitting, installation, maintenance and monitoring.

We offer a range of warranties to our investment funds on our solar energy systems under long-term customer contracts to ensure the solar energy systems remain productive. Under our workmanship warranty, we are obligated, at our cost and expense, to correct defects in our installation work, which depending on the particular investment fund, is for periods of five to 25 years. Generally, our maintenance obligations to our investment funds do not include the cost of panels, inverters or racking, should such major components require replacement. The cost of such components is borne instead by the applicable investment fund, although we are obligated to install such equipment as part of our services covered by the agreed maintenance services fee. We provide ongoing service and repairs to solar energy systems under PPAs and Solar Leases during the entire term of the customer relationship. We also agree to provide a workmanship warranty and maintain the solar energy systems we sell to customers through System Sales for a period of one to ten years. We expect the costs we incur in providing these services will continue to grow as the number of systems in our portfolio increases and as installed solar energy systems age.

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

Additionally, certain of the subcomponents of our equipment are sourced from Asia, including China and other countries in Southeast Asia that have been, or may be, significantly impacted by the coronavirus outbreak. As of the date of this report, we had not seen material impacts to our supply chain, but the situation is fluid. Supply chain disruptions could reduce the availability of key components, increase prices or both. If we fail to identify or to qualify alternative products on commercially reasonable terms our operating results and growth prospects would be adversely affected.

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

Despite recent increases in solar panel prices due to the tariffs imposed since February 2018 and a general decrease in supply in the solar panel market, industry experts indicate that solar panel and raw material prices are expected to decline in the future. It is possible, however, that prices will not decline at the same rate as they have over the past several years or that prices may increase. In addition, growth in the solar industry in the United States and abroad and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices.

The U.S. government has imposed duties and tariffs on solar cells and could impose additional tariffs on solar cells manufactured outside the United States or implement additional restraints on trade. In January 2018, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar panels. The tariff on imported solar panels will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect in February 2018 and apply to imports from all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization. However, a mid-term review of the tariffs was sent to the President of the United States in February 2020, and the 5% reduction in 2021 and 2022 could be modified. The future of the tariffs is unknown at this time.

In September 2018, the President of the United States announced the imposition of tariffs on $200 billion of Chinese goods. Inverters imported from China are listed as subject to these duties. Tariffs of 10% on inverters went into effect on September 24, 2018, and the tariffs were increased to 25% in May 2019. We are currently seeing various responses from inverter suppliers to the 25% tariff, as they pass on various portions of the tariff to the purchaser through price increases.

Competition

We believe that our primary competitors are traditional utilities that supply electricity to our potential customers. We compete with these traditional utilities primarily based on price (cents per kilowatt hour), predictability of future prices (by providing pre-determined annual price escalations) and the ease by which customers can switch to electricity generated by our solar energy systems. We believe that we compete favorably with traditional utilities based on these factors in the markets where we operate.

We also compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies and with solar companies with business models that are similar to ours such as Sunrun Inc. and Sunnova Energy International Inc. We believe that we compete favorably with these companies.

In addition, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and from electrical and roofing companies. We believe that we compete favorably with these companies since we offer an integrated approach to residential solar energy systems, which includes in-house sales, financing, engineering, installation, maintenance and monitoring.

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

In October 2017, the Public Service Commission of the State of New York, or the NYPSC, entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The NYPSC expanded its original order of October 2017 in March 2019. The order, which is part of a broader proceeding before the NYPSC associated with regulating and overseeing distributed energy resource suppliers, is premised on the NYPSC’s determination that it has the jurisdiction to oversee certain aspects of our business, and businesses like ours, in the same way that it oversees public utilities. Though the NYPSC is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from the Solar Energy Industries Association, or SEIA, that other public service commissions are following what is happening in New York and may take similar action depending on the outcome, and the consumer protection order entered by the California Public Utilities Commission in October 2018 is premised, in part, on the notion that the California Public Utilities Commission has authority to regulate certain aspects of rooftop solar energy providers.

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

Government Policies

Net metering is one of several key policies that have enabled the growth of distributed solar in the United States. Net metering allows homeowners to receive credit for the energy that their solar energy system generates in excess of that needed by the home to offset energy usage at times when the solar installation is not generating energy. In states that provide for net metering, the customer typically pays for the net energy used or receives a credit against future bills at the retail rate if more energy is produced by the solar energy system than consumed. In some states and utility territories, customers are also reimbursed by the electric utility for net excess generation on a periodic basis. Each of the states where we currently serve customers has adopted some form of a net metering policy.

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

The Federal government offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities as long as construction of the solar energy system began by December 31, 2019. By statute, the ITC decreases to 26% of the basis of a solar energy system for systems where construction begins in 2020, 22% for systems where construction begins in 2021 and 10% for systems where construction begins after 2021 or, regardless of when construction begins, if the solar energy system is placed into service after 2023.

In order to take advantage of the higher ITC rates available based on the year in which construction on a solar energy system begins, we placed orders for solar energy components that we paid for prior to the end of 2019 and entered into contracts for products where significant physical work had begun prior to the end of 2019. While we have attempted to ensure that these orders and physical work plans will comply with guidance issued by the IRS, this guidance is relatively limited and could change without notice. As such, it is possible that our financing partners or the IRS could challenge whether construction has begun for purposes of the ITC rate step-down described above.

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

Workforce

As of December 31, 2019, we had a total workforce of 2,998, which does not include direct sellers. None of our service providers are represented by a labor union, and we consider relations with our employees to be good.

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

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law, including the step-down of the ITC, and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of February 29, 2020, we had raised 28 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of February 29, 2020 was approximately $133 million, which we estimate will fund approximately 59 megawatts of future deployments.

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

Substantially all of our solar energy systems installed to date have been eligible for ITCs as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. The federal government offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities as long as construction of the solar energy system began by December 31, 2019. By statute, the ITC decreases to 26% of the basis of a solar energy system for systems where construction begins in 2020, 22% for systems where construction begins in 2021 and 10% for systems where construction begins after 2021 or, regardless of when construction begins, where the solar energy system is placed into service after 2023. The amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction or an inability to continue to monetize such benefits in our financing arrangements, the rate of growth of installations of our residential solar energy systems and our ability to maintain such systems could be negatively impacted. In addition, future changes in existing law and interpretations by the IRS and the courts with respect to certain matters, including but not limited to, treatment of the ITC and our financing arrangements, the taxation of business entities, the deductibility of interest expense, and the meaning of “beginning construction” for purposes of the ITC step-down described above could affect the amount that fund investors are willing to invest, which could reduce our access to capital. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its reduction beginning in 2020, unless modified by a change in law, may impact the attractiveness of solar energy to these investors and could potentially harm our business.

In order to take advantage of the higher ITC rates available based on the year in which construction on a solar energy system begins, we placed orders for solar energy components that we paid for prior to the end of 2019 and entered into contracts for products where significant physical work had begun prior to the end of 2019. While we have attempted to ensure that these orders and physical work plans will comply with guidance issued by the IRS, this guidance is relatively limited and could change without notice. As such, it is possible that our financing partners or the IRS could challenge whether construction has begun for purposes of the ITC rate step-down described above. It is also possible that we will not be able to use all of the solar energy system components purchased pursuant to this plan.

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

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies of electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of distributed electricity generation systems to the power grid. Policies and regulations that promote renewable energy and customer-sited energy generation have been challenged by traditional utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In addition, it is unclear what, if any, further actions the current and future administrations in the United States, the U.S. Department of Energy, the Federal Energy Regulatory Commission, and individual states may take regarding existing regulations and policies that affect the cost competitiveness of nuclear, coal and gas electric generation, and fossil fuel mining and exploration. Proposed changes to such policies have been considered and will continue to be considered by federal and state administrators, and any resulting changes in such policies and regulations could increase the cost or decrease the benefits of solar energy systems or reduce costs and other limitations on competing forms of generation, and adversely affect the attractiveness of our products and our results of operations, cost of capital and growth prospects.

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

Our business benefits significantly from favorable net metering policies. Net metering allows a homeowner to pay his or her local electric utility only for his or her power usage net of production from the solar energy system, transforming the conventional relationship between customers and traditional utilities. Homeowners receive credit for the energy that the solar energy system generates in excess of that needed by the home to offset energy usage at times when the solar installation is not generating energy. In states that provide for net metering, the customer typically pays for the net energy used or receives a credit against future bills at the retail rate if more energy is produced by the solar installation than consumed. In some states and utility territories, customers are also reimbursed by the electric utility for net excess generation on a periodic basis.

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

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy systems. Despite recent increases in solar panel prices due to the tariffs imposed since February 2018 and a general decrease in supply in the solar panel market, industry experts indicate that solar panel and raw material prices are expected to decline in the future. It is possible, however, that prices will not decline at the same rate as they have over the past several years or that prices may increase. In addition, growth in the solar industry in the United States and abroad and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer.

In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China; however, most of the manufacturing now takes place in other Asian countries, such as Malaysia and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured, unforeseen public health crises, political crises, or other catastrophic events, whether occurring in China, the United States or other countries, could disrupt our supply chain, affect our ability to purchase panels on competitive terms, and restrict our access to specialized technologies.

The U.S. government has imposed duties and tariffs on solar cells and could impose additional tariffs on solar cells manufactured outside the United States or implement additional restraints on trade. In January 2018, the President of the United States announced the imposition of safeguard measures for a period of four years that include (1) a 30% tariff on imports of solar cells not partially or fully assembled into other products and (2) a 30% tariff on imported solar panels. The tariff on imported solar panels will decline 5% each year in the second, third and fourth years. The safeguard measures went into effect in February 2018 and apply to imports from all foreign countries, including Mexico and Canada, except certain developing countries that are members of the World Trade Organization. However, a mid-term review of the tariffs was sent to the President of the United States in February 2020, and the 5% reduction in 2021 and 2022 could be modified. The future of the tariffs is unknown at this time.

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

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 17% of total megawatts installed in the year ended December 31, 2019. If customer preferences or the residential solar energy market shift more toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

Our business is concentrated in California, putting us at risk of region-specific disruptions.

As of December 31, 2019, approximately 36% of our cumulative megawatts installed were located in California, and the concentration of systems located in California has increased in recent years. In addition, we expect future installations to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated. As mentioned above, any adverse impacts to retail electric customers resulting from Pacific Gas and Electric Company’s bankruptcy proceedings could affect a significant portion of our customer base in light of the concentration of our customers in California.

Technical and regulatory limitations may significantly reduce our ability to sell electricity from our solar energy systems and retain employees in certain markets.

Technical and regulatory limits may curb our growth in certain key markets, which may also reduce our ability to retain employees in those markets. For example, the Federal Energy Regulatory Commission, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in the near future, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the power grid. The adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We have incurred operating losses before income taxes and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $272.3 million and $173.3 million for the years ended December 31, 2019 and 2018. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further reducing our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems;
•	maximizing the benefits of rebates, tax credits, SRECs and other available incentives;
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics;
•	managing our customer acquisition costs; and
•	managing our exposure to regulatory and legal actions.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The majority of our business is conducted using the direct-to-home sales channel.

Historically, our primary sales channel has been a direct-to-home sales model. We also sell to customers through our inside sales team and through the homebuilder and retail distribution channels. However, we continue to acquire most of our customers through our direct-to-home sales channel. In addition, we have entered into various sales dealer agreements. We compete against companies with greater experience selling solar energy systems to customers through a number of distribution channels in addition to direct-to-home sales, including homebuilders, home improvement stores, large construction companies, electrical and roofing companies, the internet, and through relationships with other third parties. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

Expansion into new sales channels could be costly and time-consuming. As we enter new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

Historically, our primary sales channel has been the direct-to-home sales model. As we continue to expand into other channels, such as the homebuilder, retail and e-commerce channels, we have incurred and may continue to incur significant costs including but not limited to, fees related to meeting volume requirements, investments into inside sales to support these efforts and other information technology investments. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels, including efficiently increasing our customer base and ultimately reducing costs. Entering new channels poses numerous risks, including the following:

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

The success of our direct-to-home sales efforts depends upon the recruitment, retention and motivation of a large number of sales professionals to compensate for a high turnover rate, which is a common characteristic of a direct-selling business. In order to grow our business, we need to recruit, train and retain sales professionals on a continuing basis. Sales professionals are attracted to direct-selling by competitive earnings opportunities, and direct-sellers typically compete for sales professionals by providing a more competitive earnings opportunity than that offered by the competition. We believe competitors devote substantial effort to determining the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the best return on investment. We compensate our sales professionals primarily on a commission basis, based on system size, contract rate and the expected number of hours the rooftop will be exposed to full sunlight. Certain of our sales professionals in leadership roles also receive equity compensation. Some sales professionals may prefer a compensation structure that also includes a salary component or other benefits. There is significant competition for sales talent in our industry, and from time to time we may need to adjust our compensation model to respond to this competition. These adjustments have caused and are expected to continue to cause our customer acquisition costs to increase and could otherwise adversely impact our operating results and financial performance.

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

In October 2017, the NYPSC entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The NYPSC expanded its original order of October 2017 in March 2019. The order, which is part of a broader proceeding before the NYPSC associated with regulating and overseeing distributed energy resource suppliers, is premised on the NYPSC’s determination that it has the jurisdiction to oversee certain aspects of our business, and businesses like ours, in the same way that it oversees public utilities. Though the NYPSC is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are following what is happening in New York and may take similar action depending on the outcome, and the consumer protection order entered by the California Public Utilities Commission in October 2018 is premised, in part, on the notion that the California Public Utilities Commission has authority to regulate certain aspects of rooftop solar energy providers. If we were subject to the jurisdiction of public service commissions in the same or a similar way as public utilities, those commissions could take action that could materially affect our business operations.

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

The London Interbank Offered Rate, or LIBOR, is scheduled to be phased out by the end of 2021. It is anticipated that new alternative floating borrowing rates will be adopted. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative floating borrowing rate, may adversely affect our borrowing costs. Certain of our debt instruments have interest rates that are LIBOR based and will not have matured prior to the phase-out of LIBOR. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on the portion of our outstanding debt that is LIBOR based. Challenges in changing to a different borrowing rate may result in less favorable pricing on certain of our debt instruments and could have an adverse effect on our financial results and cash flows.

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

As of December 31, 2019, we and our subsidiaries had outstanding $1.5 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of December 31, 2019, we had up to $223.5 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investment funds until it is distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future, and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

Due to the length of our customer contracts, the system deployed on a customer’s roof may be outdated prior to the expiration of the term of the customer contract reducing the likelihood of renewal of our contracts at the end of the term, and possibly increasing the occurrence of defaults. This could have an adverse effect on our business, financial condition, results of operations and cash flow. As a result, we may be unable to accurately forecast our future performance and to invest accordingly.

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

We have entered into multi-year agreements with certain of our major suppliers, some of which include purchase commitments into 2021. These agreements are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. As noted above, the U.S. government has imposed a 30% tariff (decreasing by 5% each year for four years) on imports of solar cells not partially or fully assembled into other products and a 30% tariff (decreasing by 5% each year for four years) on imported solar panels from most foreign countries. It is unclear what further actions the current U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other trade measures, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

The coronavirus outbreak could adversely affect our business.

In December 2019, the coronavirus emerged in China and as of the date of this report is continuing to spread globally, including the United States. Certain of the subcomponents of our equipment are sourced from Asia, including China and other countries in Southeast Asia that have been, or may be, significantly impacted by the coronavirus outbreak. The outbreak has resulted in travel and work restrictions within China and globally. Although as of the date of this report we have not observed any material impacts to our supply of components, the situation is fluid. Supply chain disruptions could reduce the availability of key components, increase prices or both. If we fail to identify or to qualify alternative products on commercially reasonable terms our operating results and growth prospects would be adversely affected.

In addition, the coronavirus outbreak could trigger volatility in the U.S. financial markets on which we rely to finance our business. In addition, broad macroeconomic weakness or widespread work restrictions could materially and adversely impact demand for our products.

Our operating results may fluctuate from quarter to quarter and year to year, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations, resulting in a severe decline in the price of our common stock.

Our quarterly and annual operating results are difficult to predict and may fluctuate significantly in the future. We have experienced seasonal and quarterly fluctuations in the past. However, given that we are in a growing industry, the true extent of these fluctuations may have been masked by our historical growth rates and thus may not be readily apparent from our historical operating results and may be difficult to predict. For example, the amount of revenue we recognize in a given period depends in part on the types of customer contracts we have entered into—because revenue from System Sales is recognized when the system is placed into service whereas revenue from our PPAs and Solar Leases is recognized over the contract life, which historically has been 20 years—and, in the case of PPAs and Solar Leases is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, revenue derived from PPAs is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather, such as during the winter months in the Northeast. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. As such, our past quarterly operating results may not be good indicators of future performance.

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	the expiration or initiation of any rebates or incentives;
•	significant fluctuations in customer demand for our offerings;
•	our ability to complete installations and interconnect to the power grid in a timely manner;
•	the availability and costs of suitable financing;
•	the amount and timing of sales of SRECs;
•	our ability to continue to expand our operations, and the amount and timing of, and our ability to manage, related expenditures;
•	our ability to manage our exposure to regulatory and legal action;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including traditional utilities; and
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

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

In January 2020, we entered into a settlement agreement called an Assurance of Discontinuance, or Settlement, with the New York Attorney General, or NYAG. The Settlement requires us to adopt certain changes to our sales and marketing practices in New York and pay approximately $2.0 million to the State of New York. We accrued this amount in our financial statements as of December 31, 2019, and already paid $1.0 million in January 2020. The Settlement requires us to notify New York customers about the Settlement and their potential rights under it, including the potential rights to have us remove their system, leave their property in a watertight condition, cancel contracts, and refund amounts paid, and/or to repair property damage. The NYAG will be the final arbiter of any disputes as to the consumer’s eligibility for relief. We have accrued another $2.0 million for this potential liability in general and administrative expenses for the period ending December 31, 2019, which represents our current best estimate of the potential loss. Future adjustments to our current accrual, which currently cannot be estimated, could adversely impact our operating results in the period or periods in which any such adjustments are made. Actual expenses may deviate materially from our estimate.

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

We cannot ensure that our sales professionals and other personnel will always comply with our standard practices and policies, as well as applicable laws and regulations. In any of the numerous interactions between our sales professionals or other personnel and our customers or potential customers, our sales professionals or other personnel may, without our knowledge and despite our efforts to effectively train them and enforce compliance, engage in conduct that is or may be prohibited under our standard practices and policies and applicable laws and regulations. Any such non-compliance, or the perception of non-compliance, has exposed us to claims and could expose us to additional claims, proceedings, litigation, investigations, or enforcement actions by private parties or regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and reputation. We have incurred, and will continue to incur, significant expenses to comply with the laws, regulations and industry standards that apply to us.

We are involved, and may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We are, and may in the future become, subject to claims, proceedings, litigation, investigations or enforcement actions by private parties or regulatory authorities. For examples, see Note 19—Commitments and Contingencies. While we intend to defend against these actions vigorously, the ultimate outcomes of certain of these cases are presently not determinable as they are in preliminary phases. In general, legal proceedings can be expensive and time consuming to bring or defend against, may result in the diversion of management attention and resources from our business and business goals, may harm our brand and reputation and could result in settlements or damages that could significantly affect our financial results and how we conduct our business. It is not possible to predict the final resolution of the legal proceedings to which we currently are or may in the future become party, and the impact of certain of these matters on our business, prospects, financial condition, liquidity, results of operations and cash flows.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of over 900 trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. We could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business or financial performance.

Problems with product quality or performance may cause us to incur expenses, may lower the residual value of our solar energy systems and may damage our market reputation and adversely affect our financial results.

We agree to maintain the solar energy systems installed on our customers’ homes in connection with a PPA or Solar Lease during the length of the term of our customer contracts, which has historically been 20 years and is 20 or 25 years beginning in 2020. We are exposed to any liabilities arising from the systems’ failure to operate properly and are generally under an obligation to ensure that each system remains in good condition during the term of the agreement. We also agree to provide a workmanship warranty for the solar energy systems we sell to customers for a period of one to ten years and in many cases have agreed to operate and maintain those systems for no additional charge. As part of our operations and maintenance work, we provide a pass-through of the inverter and panel manufacturers’ warranty coverage to our System Sales customers, which generally range from ten to 20 years. We also take advantage of manufacturers’ warranty coverage when maintaining solar energy systems installed under PPAs and Solar Leases. One or more of these third-party manufacturers could cease operations and no longer honor these warranties, leaving us to fulfill these potential obligations to our customers or to our fund investors without underlying warranty coverage. We, either ourselves or through our investment funds, bear the cost of such major equipment. Even if the investment fund bears the direct expense of such replacement equipment, we could suffer financial losses associated with a loss of production from the solar energy systems.

To be competitive in the market and to comply with the requirements of our jurisdictions, our Solar Leases contain a performance guarantee in favor of the customer. Solar Leases with performance guarantees require us to refund certain payments to the customer if the solar energy system fails to generate a stated minimum amount of electricity in a 12-month period. We may also suffer financial losses associated with such refunds if significant performance guarantee payments are triggered.

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

We depend significantly on our reputation for high-quality products, customer service and the brand name “Vivint Solar” to attract new customers and grow our business. If we fail to continue to deliver our solar energy systems within the planned timelines, if our sales professionals fail to adhere to our standards, if our offerings do not perform as anticipated or if we damage any of our customers’ properties or delay or cancel projects, our brand and reputation could be significantly impaired. Future technical improvements may allow us to offer lower prices or offer new technology to new customers; however, technical limitations in our current solar energy systems may prevent us from offering such lower prices or new technology to our existing customers. The inability of our current customers to benefit from technological improvements could cause our existing customers to lower the value they perceive our existing products offer and impair our brand and reputation.

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

We have experienced growth in recent periods with the cumulative capacity of our solar energy systems growing from 1,060.9 megawatts as of December 31, 2018 to 1,294.0 megawatts as of December 31, 2019, and we intend to continue to expand our business within existing markets, in a number of new locations and through new sales channels in the future. This growth has placed, and any future growth may place, a strain on our management, operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers, sales channel partners and financing, as well as manage multiple geographic locations.

In addition, our current and planned operations, personnel, information technology and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Furthermore, an inability to generate cash from operating and financing activities may impact our growth prospects. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner.

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

If we choose to pursue opportunities in additional markets, including batteries, electric vehicle charging stations or generators, and are unable to successfully compete in such markets, our operating results and growth prospects could be materially adversely affected. Additionally, there is intense competition in the residential solar energy market in the markets in which we operate. As new entrants continue to enter into these markets, we may be unable to gain or maintain market share and we may be unable to compete with companies that earn revenue in both the residential market and non-residential markets.

We may not realize the anticipated benefits of future acquisitions or strategic initiatives, and integration of any acquisition or implementation of any strategic initiatives may disrupt our business and management.

In the future we may acquire companies, project pipelines or portfolios, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of any future acquisition or strategic initiative, and any acquisition or strategic initiative has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel;
•	difficulty in effectively integrating the acquired technologies or products with our current technologies;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•	difficulty integrating accounting, management information and other administrative systems;
•	inability to retain key technical and managerial personnel;
•	inability to retain key customers, vendors and other business partners;
•	inability to achieve the financial and strategic goals for the acquired or combined businesses;
•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;
•

potential failure of the due diligence processes to identify significant issues with product quality, intellectual property infringement and other legal, regulatory and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective; and
•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Acquisitions of companies or strategic initiatives are inherently risky, and if we do not complete integration or implementation successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions or strategic initiatives to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

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

We have implemented a new enterprise resource planning, or ERP, system, which replaces or enhances certain internal financial and operating systems that are critical to our business operations. The implementation, operation and functionality of our new ERP system has required and will continue to require a significant investment of human, technological, and financial resources. Although we have invested, and continue to invest, significant resources in planning, project management, consulting and training, it is possible that significant operational and functionality issues may arise during the course of utilizing our new ERP system, including difficulties paying vendors, invoicing customers and tracking inventory. It is also possible that we may experience significant delays, increased costs and other difficulties that are not presently contemplated. Any significant disruptions, delays, deficiencies or errors in the design, implementation and utilization of our new ERP system could adversely affect our operations, prevent us from accurately and timely reporting our financial results and negatively impact our business, results of operations and financial condition.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of December 31, 2019, the average FICO score of our customers was approximately 755. However, as we grow our business, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $9.4 million as of December 31, 2019, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or lenders with whom we have relationships, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

We are also subject to laws and regulations relating to the collection, use, retention, security and transfer of personal information of our customers and other individuals. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act, or CCPA, became operational on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period, and we cannot predict the full impact of the CCPA on our business or operations. The CCPA has required us to modify our data practices and policies, and to incur costs and expenses, in an effort to comply. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, such as the Payment Card Industry Data Security Standard, or PCI DSS, which may affect any processes associated with handling credit card numbers. In the event we fail to be compliant with the PCI DSS, we could suffer consequences including fines, other costs and penalties, and the potential loss of our ability to accept payments via credit cards. Complying with emerging and changing requirements may cause us to incur costs or require us to change our business practices. Any actual or alleged failure by us, our affiliates or other parties with whom we do business to comply with privacy-related or data protection laws, regulations and industry standards could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

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

In addition, we cannot assure that any limitation of liability provisions in our customer and user agreements, contracts with third-party vendors and service providers or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. While our insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any future claims will not be excluded or otherwise denied coverage by any insurer. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results and reputation.

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

On January 17, 2020, Vivint merged with Mosaic Acquisition Corp. to become a publicly traded company and our Sponsor currently continues to own a majority interest in both Vivint and us. However, we anticipate that we will eventually cease to be a “controlled company.”

We have entered into certain agreements with Vivint. In August 2017, we entered into a sales dealer agreement with Vivint, which was amended and restated in March 2020. Under this agreement, each party will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has a one-year term, which automatically renews for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. There can be no assurances regarding the number of sales and installations of our products that Vivint will be able to generate, or the number of leads that we will be able to generate. In addition, as we work to expand our customer opportunities and product offerings through our relationship with Vivint, our business and results of operations may be adversely affected by factors that affect Vivint’s business and our relationship. Pursuant to the terms of a Recruiting Services Agreement we have entered into with Vivint in March 2020, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, any dealer, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the Recruiting Services Agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Notwithstanding the above, a small number of sales professionals work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such sales professionals could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities. In addition, having sales professionals who work for both Vivint and us could distract such sales professionals, impact the effectiveness of our sales professionals, and potentially increase the turnover of our existing sales professionals who may feel displaced by the addition of Vivint sales professionals to our existing sales professionals. Pursuant to the terms of the Subscriber Generation Agreement we have entered into with Vivint Amigo, Inc., a wholly-owned subsidiary of Vivint, in March 2020, Vivint employees will use the Amigo Application to provide lead generation services.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to December 31, 2019, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

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

Additionally, beginning with this 2019 Annual Report on Form 10-K, we are required to obtain an annual audit of our internal controls over financial reporting from our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We cannot be certain that we will be successful in preparing adequate disclosures when we are no longer able to utilize certain modified disclosure requirements permitted for an emerging growth company or a smaller reporting company within the meaning of the Securities Act.

We ceased to be an emerging growth company in 2019. Additionally, after the filing of this Annual Report on Form 10-K for the year ended December 31, 2019, we will no longer qualify to use the smaller reporting company designation. As an emerging growth company, we were able to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Similar to emerging growth company status, the smaller reporting company designation allowed us to maintain reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and certain other reduced disclosure obligations in our SEC filings.

As a public company without the emerging growth company status or smaller reporting company designation, we will be required to increase our disclosures in periodic reports, proxy statements and other SEC filings compared to our historical filings. These increased disclosure standards may place a burden on our financial and management resources. If our additional disclosures in future filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our stock could decline, and we could be subject to actions by stockholders or regulatory authorities.

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

As of December 31, 2019, we had 123.1 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 11.7 million shares of common stock remained outstanding as of December 31, 2019, with 2.0 million of those shares being vested and exercisable as of December 31, 2019. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events.

Moreover, in connection with the completion of the merger of Vivint and Mosaic Acquisition Corp. on January 17, 2020, certain holders of Class A Units and Class B Units of 313 Acquisition LLC, including David Bywater, David D’Alessandro and Todd Pedersen but excluding our Sponsor, had or will have their units redeemed in exchange for a number of shares of our common stock and Vivint’s common stock or for tracking units redeemable for such shares over a vesting period. The approximately 4.7 million shares of our common stock distributed in connection with completion of the merger and the number of shares of our common stock that will be distributed during the vesting period of the tracking units may be freely sold in the public market in the United States subject to the requirements of Rule 144. The exact number of shares distributed upon redemption of the tracking units was determined based on the ratio of the value of our common stock and Vivint’s common stock on January 17, 2020.

As of December 31, 2019, stockholders owning an aggregate of 75.4 million shares of our common stock were entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements, and we registered an additional 12.9 million shares in March 2017. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us, and their interests may conflict with ours or investors’ in the future.

As of December 31, 2019, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 60% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and our former director Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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
•

requiring our Sponsor to consent to certain actions, as described under the section of our 2018 Proxy Statement captioned “Related Party Transactions—Agreements with Our Sponsor,” for so long as our Sponsor, Summit Partners, Todd Pedersen and our former director Alex Dunn or their respective affiliates collectively own, in the aggregate, at least 30% of our outstanding shares of common stock;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and executive offices are located in Lehi, Utah, where we lease approximately 150,000 square feet of office space under a lease that expires in 2031. Additionally, we entered into leases for approximately 32,000 square feet of office space in the newly constructed building adjacent to our corporate headquarters and 40,000 square feet in an existing office building in the same general vicinity as our corporate headquarters, both of which commence in 2020. We believe that our currently leased space is sufficient to meet our current needs and our anticipated growth.

Our other locations include leased warehouses and sales offices that range from approximately 1,000 to 30,000 square feet for terms ranging from one to nine years in the states in which we operate. We also have one short-term warehouse with approximately 160,000 square feet for our safe harbor inventory.

Item 3. Legal Proceedings.

For a list of our current legal proceedings, see Note 19—Commitments and Contingencies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “VSLR.”

Holders of Record

As of March 1, 2020, we had 241 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our primary product offerings include the following:

•

Power Purchase Agreements. Under power purchase agreements, or PPAs, we charge customers a fee per kilowatt hour based on the electricity production of the solar energy system, which is billed monthly. PPAs typically have a term of 20 years and beginning in 2020, 25 years and are subject to an annual price escalator of 2.9%. Over the term of the PPA, we operate the system and agree to maintain it in good condition. Customers who buy energy from us under PPAs are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases typically have a term of 20 years and beginning in 2020, 25 years and are typically subject to an annual price escalator of 2.9%, though some markets offer Solar leases with no annual price escalator. We provide our Solar Lease customers a performance guarantee, under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition, and in some markets we offer to install a battery storage system along with the solar energy system. Customers who lease equipment from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Solar Energy System Sales. Under solar energy system sales, or System Sales, we offer our customers the option to purchase solar energy systems for cash or through third-party financing. The price for these contracts is determined as a function of the respective market rate and the size of the solar energy system to be installed. Customers can additionally contract with us for certain structural upgrades, smart home products, battery storage systems, electric vehicle charging stations, generators and other accessories in connection with the installation of a solar energy system based on the market where they are located. We believe System Sales are advantageous to us as they provide immediate access to cash.

Of our 233.1 megawatts installed in 2019, approximately 67% were installed under PPAs, 16% were installed under Solar Leases and 17% were installed under System Sales. We will continue to maximize the value of the solar energy systems we install as well as continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

In general, our investment funds have adopted the partnership or inverted lease structures. Under partnership structures, we and our fund investors contribute cash into a partnership company. The partnership uses this cash to acquire solar energy systems developed by us and sells energy from such systems to customers or directly leases the solar energy systems to customers. Under our existing inverted lease structures, we and the fund investor set up a multi-tiered investment vehicle, composed of two partnership entities, that facilitates the pass through of the tax benefits to the fund investors. In this structure, we contribute solar energy systems to a lessor partnership entity in exchange for interests in the lessor partnership and the fund investors contribute cash to a lessee partnership in exchange for interests in the lessee partnership which in turn makes an investment in the lessor partnership entity in exchange for interests in the lessor partnership. The lessor partnership distributes the cash contributions received from the lessee partnership to our wholly owned subsidiary that contributed the projects to the lessor partnership. The lessor partnership leases the contributed solar energy systems to the lessee partnership under a master lease, and the lessee partnership pays the lessor partnership rent for those systems.

We have determined that we are the primary beneficiary in these partnership and inverted lease structures for accounting purposes. Accordingly, we consolidate the assets and liabilities and operating results of these partnerships in our consolidated financial statements. We recognize the fund investors’ share of the net assets of the investment funds as non-controlling interests and redeemable non-controlling interests in our consolidated balance sheets. These income or loss allocations, reflected on our consolidated statements of operations, may create significant volatility in our reported results of operations, including potentially changing net loss attributable to common stockholders from loss to income, or vice versa, from quarter to quarter.

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

	Year Ended December 31,
	2019	2018
Solar energy system installations	33,693	27,768
Megawatts installed	233.1	196.0

	As of December 31,
	2019	2018
Cumulative solar energy system installations	188,291	154,598
Cumulative megawatts installed	1,294.0	1,060.9
Estimated nominal contracted payments remaining (in millions)	$4,434.0	$3,638.1
Estimated gross retained value under energy contracts (in millions)	$1,690.0	$1,517.0
Estimated gross retained value of renewal (in millions)	$600.7	$479.7
Estimated gross retained value (in millions)	$2,290.7	$1,996.7
Estimated gross retained value per watt	$1.98	$2.06

Factors Affecting Our Performance

Financing Availability

Our future success depends in part on our ability to raise capital from third-party investors on competitive terms to help finance the deployment of our residential solar energy systems under long-term customer contracts. There are a limited number of potential investment fund investors and the competition for this investment capital is intense. The principal tax credit on which fund investors in our industry rely is the ITC. The amount of the ITC is equal to 30% of the basis of eligible solar property as long as construction of the solar energy system began by December 31, 2019. By statute, the ITC percentage decreases to 26% of the basis of a solar energy system for systems where construction begins in 2020, 22% for systems where construction begins in 2021 and 10% for systems where construction begins after 2021 or, regardless of when construction begins, where the solar energy system is placed into service after 2023. We intend to create additional investment funds with financial investors and corporate investors. We also use debt, equity or other financing strategies to fund our operations, including our obligations to make contributions to investment funds. Such other financing strategies may increase our cost of capital. Our future success also depends in part on our ability to partner with third-parties who administer solar loan products. We require significant capital to operate our business and will require additional financing to meet our planned growth objectives. If we are unable to raise additional capital or generate sufficient cash flows in our operations, our growth objectives may not be achieved, and we may be unable to meet the growth expectations of investors in our common stock.

Incentives; Net Metering

Our cost of capital, the price we can charge for electricity, the cost of our systems and the demand for residential distributed solar energy is impacted by a number of federal, state and local government incentives and regulations, including: tax credits, particularly the ITC; tax abatements; rebate programs; net metering; and SRECs. These programs have on occasion been challenged by incumbent utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In recent years, net metering programs have been subject to regulatory scrutiny or legislative proposals in several states in which we operate. Many utilities have proposed and are proposing new and varied revisions to their net metering programs, with such proposals ultimately determined by the state public utilities commissions. These revisions include, but are not limited to, capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered generation, and imposing consumer protection requirements on solar companies.

Customer Acquisition Costs

Customer acquisition costs primarily consist of sales commissions to our direct-to-home sales professionals. There is significant competition for sales talent in our industry, and from time to time we may need to adjust our compensation model to respond to this competition. These adjustments have caused and may continue to cause our customer acquisition costs to increase and could otherwise adversely impact our operating results and financial performance.

Presently, the direct-to-home sales model results in high customer acquisition costs. In order to successfully grow in a strategic and profitable manner, we may need to expand into new sales channels to reduce customer acquisition costs. If we fail to expand effectively into new sales channels and reduce our customer acquisition costs, our operating results and growth prospects could be adversely affected. We may also incur significant costs to expand into new sales channels and may not be able to compete successfully with companies with a historical presence in such channels.

System Equipment Costs

We purchase solar panels, inverters and other system components from a limited number of suppliers. Substantially all of our solar panels and inverters are produced outside of the United States. Various tariffs have been imposed by the U.S. government in recent years on materials that we use to construct our solar energy systems. These tariffs may lead to increases in our system equipment costs. See “—Suppliers” within “Item 1. Business” for further discussion of these tariffs. Despite recent increases in solar panel prices due to the tariffs imposed since February 2018 and a general decrease in supply in the solar panel market, industry experts indicate that solar panel and raw material prices are expected to decline in the future. It is possible, however, that prices will not decline at the same rate as they have over the past several years or that prices may increase. In addition, growth in the solar industry in the United States and abroad and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices.

Sustainable Growth

We operate in states whose utility prices, sun exposure, climate conditions and regulatory policies provide for the most compelling market for distributed solar energy. Utility rates, availability of state incentives, other state, regional and local regulations, sun exposure and weather conditions, which can impact sales, installation and system productivity, vary by market. For example, markets in California typically have higher utility rates than markets in the Eastern United States. As a result, systems in California typically have a higher retained value than systems in the Eastern United States. However, we are entitled to receive SRECs and other state incentives in many Eastern states that are not available in the Western United States. As a result, our financial and operating results will be affected by the geographic mix of the systems we install. Competition also varies by market and we may compete with national and local solar companies that offer products similar to ours. We plan to enlarge our addressable market by expanding our presence to new states on a measured basis. Our investments into new sales channels such as the homebuilder and retail channels are designed to allow us to expand into additional markets.

Sales Channels

We place our integrated solar energy systems through a sales organization that primarily uses a direct-to-home sales model. We believe that a direct, customer-facing sales model is important throughout our sales process to maximize our sales success and customer experience. The members of our sales force typically reside and work within the market they support. We also generate sales through customer referrals. Customer referrals increase in relation to our penetration in a market and become an increasingly effective way to market our solar energy systems shortly after market entry. In addition to direct sales, we sell to customers through our inside sales team and through various sales dealer agreements into which we have entered. We also sell to customers through the homebuilder and retail distribution channels. We continue to explore opportunities to sell solar energy systems to customers through a number of other distribution channels, including relationships with real estate management companies, large construction, electrical and roofing companies and other third parties that have access to large numbers of potential solar customers, as well as direct to consumers through online sales.

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

Components of Results of Operations

Revenue

Customer Agreements and Incentives.     We recognize revenue for our PPAs based on the actual amount of power generated at rates specified under the contracts. We recognize revenue for our Solar Leases, which include performance guarantees, on a straight-line basis over the lease term. We expect customer agreements and incentives revenue to increase in 2020 compared to 2019.

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

Solar Energy System and Product Sales.     Solar energy system and product sales primarily includes revenue from System Sales. Revenue for System Sales is recognized when systems are interconnected to local power grids and granted permission to operate, assuming all other revenue recognition criteria are met. We expect revenue from System Sales to increase in 2020 compared to 2019. Revenue related to the sale of photovoltaic installation products is recognized at the time of product shipment to the customer, assuming the remaining revenue recognition criteria have been met. Revenue mix will likely vary on a period-to-period basis as a result of regulatory, competitive and other local market conditions.

The following table sets forth our revenue by major product (in thousands):

	Year Ended December 31,
	2019	2018
Revenue:
Customer agreements and other incentives	$168,896	$130,176
SREC sales	48,435	43,890
Total customer agreements and incentives	217,331	174,066

System sales	121,177	113,308
Photovoltaic installation products	2,533	2,947
Total solar energy system and product sales	123,710	116,255
Total revenue	$341,041	$290,321

Operating Expenses

Cost of Revenue—Customer Agreements and Incentives.     Cost of revenue—customer agreements and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years and in 2018 included the amortization of related initial direct costs, which were being amortized over the terms of the long-term customer contracts. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of customer agreements and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions. In 2020, we expect the cost of customer agreements and incentives revenue will increase in absolute dollars compared to 2019.

Cost of Revenue—Solar Energy System and Product Sales.     Cost of revenue—solar energy system and product sales consists of direct and allocated indirect material and labor costs and overhead costs for System Sales, photovoltaic installation products and structural upgrades and in 2018 included related costs to obtain contracts associated with System Sales. Indirect material and labor costs are ratably allocated to System Sales and include costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of solar energy system and product sales also includes allocated facilities and information technology costs. Costs of solar energy system sales are recognized in conjunction with the related revenue upon the solar energy system passing an inspection by the responsible governmental department after completion of system installation and interconnection to the power grid, assuming all other revenue recognition criteria are met. In 2020, we expect the cost of solar energy system and product sales to increase in absolute dollars compared to 2019.

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and, beginning in 2019, the amortization of capitalized incremental costs to obtain customer contracts. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities. In 2020, we expect sales and marketing costs will increase in absolute dollars compared to 2019.

Research and Development.     Research and development expense is composed primarily of salaries and benefits and other costs related to the development of photovoltaic installation products and other solar technologies. Research and development costs are charged to expense when incurred. In 2020, we expect research and development costs will remain relatively consistent in absolute dollars compared to 2019.

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting and structured finance services; travel; and allocated facilities and information technology costs. In 2020, we expect that general and administrative expenses will remain relatively consistent in absolute dollars compared to 2019.

Non-Operating Expenses

Interest Expense.     Interest expense primarily consists of the interest charges associated with our indebtedness including the amortization of debt issuance costs and the interest component of finance lease obligations. In 2020, we expect our interest expense to increase in absolute dollars compared to 2019 as we have incurred additional indebtedness. Additionally, our debt facilities accrue interest at floating rates and increases in the floating rates would result in higher interest expense.

Other Expense (Income), net.     Other expense (income), net primarily consists of changes in fair value for our interest rate swaps not designated as hedges.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Loss Attributable to Stockholders

We determine the net loss attributable to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate.

We have determined that the legal provisions in the contractual arrangements of the investment funds in which there is a non-controlling interest represent substantive profit-sharing arrangements, where the allocation to the partners differs from the stated ownership percentages. We have further determined that the appropriate methodology for attributing income and loss to the non-controlling interests and redeemable non-controlling interests each period is a balance sheet approach using the hypothetical liquidation at book value, or HLBV, method. Under the HLBV method, the amounts of income and loss attributed to the non-controlling interests and redeemable non-controlling interests in the consolidated statements of operations reflect changes in the amounts the fund investors would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements of these funds, assuming the net assets of the respective investment funds were liquidated at recorded amounts determined in accordance with U.S. generally accepted accounting principles, or GAAP. The fund investors’ interest in the results of operations of these investment funds is determined as the difference in the fund investors’ claim under the HLBV method at the start and end of each reporting period, after taking into account any capital transactions between the fund and the fund investors. For all of our investment funds in which we have an equity interest, the application of HLBV is performed consistently. However, the results of that application and its impact on the income or loss allocated between us and the non-controlling interests and redeemable non-controlling interests depend on the respective funds’ specific contractual liquidation provisions. HLBV results are generally affected by, among other factors, the tax attributes allocated to the fund investors including tax bonus depreciation and ITCs, the amount of preferred returns that have been paid to the fund investors by the investment funds, and the allocation of taxable income or losses in a liquidation scenario. As of December 31, 2019, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses, as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

The contractual liquidation provisions of our existing funds in which there is a non-controlling interest provide that the allocation percentages between us and the investor change, or “flip,” under certain circumstances. Prior to the point at which the allocation percentage flips, the investor is entitled to receive a contractually agreed upon allocation of the value generated by the solar energy systems. The allocation of cash payments received from customers may differ from the allocation of other tax benefits. Afterwards, we are entitled to receive the majority of the value generated by the solar energy systems. The difference between our current inverted lease structures and our current partnership structures that drives a significant impact on our results from the application of the HLBV method is how the flip point is determined. Additionally, we have the option to buy out the non-controlling interest in each fund after the flip. The purchase price of the non-controlling interest is defined in each fund’s respective fund agreements. The purchase price paid to buy out the non-controlling interest can have a significant impact on the HLBV calculation if the purchase price is materially different than the carrying value of the non-controlling interest.

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

The following table sets forth selected consolidated statements of operations data for each of the periods indicated.

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenue:
Customer agreements and incentives	$217,331	$174,066
Solar energy system and product sales	123,710	116,255
Total revenue	341,041	290,321
Cost of revenue:
Cost of revenue—customer agreements and incentives	186,325	164,920
Cost of revenue—solar energy system and product sales	72,221	83,375
Total cost of revenue	258,546	248,295
Gross profit	82,495	42,026
Operating expenses:
Sales and marketing	151,194	58,950
Research and development	2,043	1,867
General and administrative	117,822	93,703
Total operating expenses	271,059	154,520
Loss from operations	(188,564)	(112,494)
Interest expense, net	82,323	65,308
Other expense (income), net	1,434	(4,538)
Loss before income taxes	(272,321)	(173,264)
Income tax expense	150,999	106,299
Net loss	(423,320)	(279,563)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(321,145)	(263,971)
Net loss attributable to common stockholders	$(102,175)	$(15,592)

Comparison of Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Revenue:
Customer agreements and incentives	$217,331	$174,066	$43,265
Solar energy system and product sales	123,710	116,255	7,455
Total revenue	$341,041	$290,321	$50,720

Customer Agreements and Incentives. The $43.3 million increase was due in part to a $38.1 million increase in customer agreement revenue as the total megawatts of solar energy systems placed in service under these long-term customer contracts increased by 22% and a $4.5 million increase in SREC revenue.

Solar Energy System and Product Sales. The $7.5 million increase was primarily due to an increase in solar energy systems placed in service under System Sales compared to 2018, primarily resulting from higher volumes which were driven in part by an increase in volume related to the homebuilder program.

Cost of Revenue

	Year Ended December 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$186,325	$164,920	$21,405
Cost of revenue—solar energy system and product sales	72,221	83,375	(11,154)
Total cost of revenue	$258,546	$248,295	$10,251

Cost of Revenue—Customer Agreements and Incentives. The $21.4 million increase was due in part to a $13.5 million increase in compensation and benefits for the installation and operations organizations driven by an increase in headcount and other associated costs to accommodate a 19% increase in installation volumes compared to 2018, a $10.2 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems placed in service, a $7.7 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems placed in service and a $3.6 million increase in other operational costs such as permitting and other filing and incentive fees related to installation volume growth. Additionally, as part of our annual impairment test for long-lived assets, we determined that certain solar energy systems were impaired and required any remaining net asset value to be written off, resulting in charges of approximately $3.4 million to cost of revenue—customer agreements and incentives. These increases were partially offset by a $17.5 million decrease in the amortization of initial direct costs resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting ASU 2016-02, Leases (Topic 842), or Topic 842.

Cost of Revenue—Solar Energy System and Product Sales. The $11.2 million decrease is primarily attributable to a $19.1 million decrease in costs to obtain contracts resulting from these costs being recorded in this line item during 2018 while similar costs are recorded in sales and marketing expense beginning in 2019 as a result of adopting Topic 842. This decrease was partially offset by a $7.7 million increase in costs related to new homebuilder program volume and an increase in structural and electrical upgrade services driven by the increase in System Sales volume.

Operating Expenses

	Year Ended December 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Operating expenses:
Sales and marketing	$151,194	$58,950	$92,244
Research and development	2,043	1,867	176
General and administrative	117,822	93,703	24,119
Total operating expenses	$271,059	$154,520	$116,539

Sales and Marketing. The $92.2 million increase was primarily due to $52.4 million in costs to obtain contracts and amortization of previously capitalized costs to obtain contracts being included in this line item for the current period as a result of adopting Topic 842 while these costs were included in cost of revenue during 2018, a $31.2 million increase in compensation and benefits due in part to an increase in inside sales headcount to support new sales channels and an increase in non-capitalized residual commission payments, including a one-time $5.9 million accrual in the third quarter of 2019 related to a proposed settlement of the February 2018 legal proceeding, a $3.4 million increase in marketing and lead generation activities, a $2.0 million increase in allocated facility and information technology expenses and a $1.8 million increase in professional services related to our retail sales channel, including one-time fees of $1.3 million. Additionally, as part of our annual impairment test for long-lived assets, we determined that certain solar energy systems were impaired and required any remaining net costs to obtain the contract to be written off, resulting in charges of approximately $0.6 million to sales and marketing.

General and Administrative. The $24.1 million increase was primarily due to an $11.7 million increase in legal settlement costs, a $4.9 million increase in compensation and benefits, including stock-based compensation, a $3.9 million increase in professional fees and a $2.7 million increase in insurance costs. See Note 19—Commitments and Contingencies for additional details on the legal settlement costs.

Non-Operating Expenses

	Year Ended December 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Interest expense, net	$82,323	$65,308	$17,015
Other expense (income), net	1,434	(4,538)	5,972

Interest Expense. Interest expense increased $17.0 million primarily due to a $7.8 million increase in interest expense resulting from additional borrowings year over year, a $6.8 million reduction in interest expense in the same period in 2018 due to one-time items related to the refinancing and termination of debt facilities and a $2.5 million increase related to deferred financing costs recognized in interest expense as a result of terminating the Aggregation Facility. See Note 11—Debt Obligations for details about the termination of the Aggregation Facility.

Other Expense (Income), net. The $6.0 million change from other income to other expense was primarily due to a $3.9 million change in the fair value of our derivative financial instruments and a $2.1 million payment received in 2018 as an initial distribution to us in one of our legal proceedings.

Income Taxes

	Year Ended December 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Income tax expense	$150,999	$106,299	$44,700

The $44.7 million increase to income tax expense was primarily attributable to a $35.0 million additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds, and a $12.0 million tax-effected increase in non-controlling interests and redeemable non-controlling interests. These increases in income tax expense were partially offset by a tax-effected $1.3 million reduced loss before income taxes.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Year Ended December 31,		$ Change
	2019	2018	2019 from 2018
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(321,145)	$(263,971)	$(57,174)

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

Investment Tax Credits

We receive ITCs under Section 48(a) of the Internal Revenue Code. The amount of the ITC is equal to 30% of the basis of eligible solar property as long as construction of the solar energy system began by December 31, 2019. We receive minimal allocations of ITCs for solar energy systems placed in our investment funds as the majority of such credits are allocated to the fund investors. Some of our investment funds obligate us to make certain fund investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs as a result of the Internal Revenue Service’s, or the IRS, assessment of the fair value of such systems. We have concluded that the likelihood of a recapture event related to these assessments is remote and consequently have not recorded any liability in the consolidated financial statements for any potential recapture exposure. However, several recent investment funds and debt obligations have required us to prepay insurance premiums to cover the risk of ITC recapture. We amortize this prepaid insurance expense over the ITC recapture period. We receive all ITCs for solar energy systems that are not sold to customers or placed in our investment funds. We account for our ITCs as a reduction of income tax expense in the year in which the credits arise.

Revenue Recognition

In accordance with Accounting Standards Codification, or ASC, 606: Revenue from Contracts with Customers, we recognize revenue according to the following steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue when, or as, we satisfy a performance obligation. Our revenue is composed of customer agreements and incentives, and solar energy system and product sales as captioned in the consolidated statements of operations. Customer agreements and incentives revenue includes PPA and Solar Lease revenue and SREC sales. Solar energy system and product sales revenue includes System Sales, which may include structural upgrades in sales contracts and SREC sales related to sold systems, and the sale of photovoltaic installation products. Revenue is recorded net of any sales tax collected.

Customer Agreements and Incentives Revenue

We enter into PPAs with residential customers under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is most commonly 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage. Customers have not historically been charged for installation or activation of the solar energy system. For all PPAs, we assess the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay. PPA revenue is recognized based on the actual amount of power generated at rates specified under the contracts.

We also offer solar energy systems to customers pursuant to Solar Leases in certain markets. The customer agreements are structured as Solar Leases due to local regulations that can be read to prohibit the sale of electricity pursuant to the our standard PPA. Pursuant to Solar Leases, the customers’ monthly payments are a pre-determined amount calculated based on the expected solar energy generation by the system and typically have included an annual fixed percentage price escalation over the period of the contracts, which is most commonly 20 years, though some markets offer Solar Leases with no annual price escalation. Revenue from Solar Leases is recognized on a straight-line basis over the contractual term. We record a straight-line Solar Lease asset in other non-current assets, net, which represents revenue recognized in advance of customer payments. We provide our Solar Lease customers a performance guarantee, under which we agree to refund certain payments at the end of each year to the customer if the solar energy system does not meet a guaranteed production level in the prior 12-month period. The guaranteed production levels have varying terms. Solar energy performance guarantees are recognized as contra-revenue in the period in which the liabilities are recorded.

At times we make nominal cash payments to customers in order to facilitate the finalization of long-term customer contracts and the installation of related solar energy systems. These sales incentives are deferred and recognized over the term of the contract as a reduction of revenue.

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

Solar Energy Systems, Net

We sell energy to customers through PPAs or lease solar energy systems to customers through Solar Leases. The solar energy systems installed at customers’ homes are stated at cost, less accumulated depreciation and amortization. Systems that are sold to customers through System Sales are not part of solar energy systems, net. Solar energy systems, net is composed of system equipment costs related to solar energy systems subject to PPAs or Solar Leases. Prior to the implementation of Topic 842 on January 1, 2019, solar energy systems, net also included capitalized initial direct costs. Subsequent to the adoption of Topic 842, previously capitalized initial direct costs and related accumulated amortization were removed from solar energy systems, net and recorded in other non-current assets, net as incremental costs of obtaining contracts. System equipment costs include components such as solar panels, inverters, racking systems and other electrical equipment, as well as costs for design and installation activities once a long-term customer contract has been executed. System equipment costs are depreciated using the straight-line method over 30 years, which is the estimated useful life of the equipment.

We commence depreciation of our solar energy systems once the respective systems have been installed, interconnected to the power grid and received permission to operate. The determination of the useful lives of assets included within solar energy systems involves significant judgment on the part of management.

Impairment of Long-Lived Assets

The carrying amounts of our long-lived assets, including solar energy systems, property and equipment and finite-lived intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that we consider in deciding when to perform an impairment review include significant negative industry or economic trends, customer payment history and significant changes or planned changes in our use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining useful life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, we amortize the remaining carrying value over the new shorter useful life. As part of our annual impairment test for long-lived assets for the year ended December 31, 2019, we determined that certain solar energy systems were impaired and required any remaining net asset value and net costs to obtain the contract to be written off, resulting in charges of approximately $3.4 million to cost of revenue—customer agreements and incentives and $0.6 million to sales and marketing.

Stock-Based Compensation

Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each restricted stock unit is determined as the closing price of our stock on the date of grant. The fair value of each time-based employee stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. We recognize compensation costs using the accelerated attribution method for all time-based equity compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period. For performance-based equity compensation awards, we generally recognized compensation expense for each vesting tranche over the related performance period.

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

We determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Our policy is to include interest and penalties related to unrecognized tax benefits, if any, within income tax expense.

We sell solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by us, the gain on the sale of the solar energy systems is eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. We account for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.

We recognize income tax effects directly to continuing operations and accumulated other comprehensive loss, or AOCI, pursuant to applicable intraperiod allocation rules. Our policy is to release income tax effects from AOCI using an item-by-item approach when the circumstances upon which they are premised cease to exist.

Derivative Financial Instruments

We maintain interest rate swaps as required by the terms of our debt agreements. The interest rate swaps related to the Solar Asset Backed Notes, Series 2018-2 are designated as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded in other comprehensive loss, or OCI, and will subsequently be reclassified to interest expense over the life of the related debt facility as interest payments are made. As interest payments for the associated debt agreement and derivatives are recognized, we include the effect of these payments in cash flows from operating activities within the consolidated statements of cash flows. The interest rate swaps related to the Warehouse Facility are not designated as hedge instruments and any changes in fair value are accounted for in other expense (income), net. Derivative instruments may be offset under master netting arrangements.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $166.0 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 11—Debt Obligations and Note 14—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings, and from cash inflows from operations.

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

Sources of Funds

Investment Fund Commitments

As of February 29, 2020, we had raised 28 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of February 29, 2020 was approximately $133 million, which we estimate will fund approximately 59 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of December 31, 2019 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$448,277	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	338,294	—	5.5	August 2023
2017 Term loan facility	180,365	—	6.0	January 2035
2018 Forward flow loan facility	124,800	—	4.7	November 2039
2019 Forward flow loan facility	82,813	67,187	4.7	(4)
Credit agreement	1,266	—	6.5	February 2023
Revolving lines of credit
Warehouse facility	250,000	75,000	4.3	August 2023
Asset Financing Facility(5)	99,000	81,362	5.2	June 2023
Total debt	$1,524,815	$223,549

(1)

The interest rate disclosed in the table above is a weighted-average rate. The Series 2018-1 Notes are composed of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.

(2)

The Series 2018-2 Notes are composed of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted average spread for all 2018-2 Notes of 2.95%.

(3)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $323.6 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

See Note 11—Debt Obligations for additional details regarding the debt facilities outstanding at December 31, 2019.

Revenue from Operations

In the year ended December 31, 2019, we generated $217.3 million in revenue from customer agreements and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $121.6 million related to System Sales for the year ended December 31, 2019. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
Net cash (used in) provided by:	(In thousands)
Operating activities	$(323,167)	$(45,655)
Investing activities	(315,836)	(329,103)
Financing activities	604,047	510,716
Net increase in cash and cash equivalents, including restricted amounts	$(34,956)	$135,958

Operating Activities

In 2019, we had a net cash outflow from operations of $323.2 million. This was primarily due to outflows of $156.1 million from our net loss excluding noncash and non-operating items and $167.1 million of outflows from changes in working capital. A significant portion of the increase in cash outflows from operations from 2018 to 2019 was a result of adopting Topic 842. Under Topic 842, costs to obtain contracts are no longer considered part of solar energy systems, net, and therefore cash outflows related to costs to obtain contracts are considered operating cash flows in 2019 while they were investing cash flows in 2018. See Note 2—Summary of Significant Accounting Policies for additional details on the adoption of Topic 842.

Investing Activities

In 2019, we used $315.8 million in investing activities primarily due to costs associated with the design, acquisition and installation of solar energy systems. As noted above, cash outflows related to costs to obtain contracts were included in investing cash flows in 2018 while they are included in operating cash flows in 2019 as a result of adopting Topic 842. See Note 2—Summary of Significant Accounting Policies for additional details on the adoption of Topic 842.

Financing Activities

In 2019, we generated $604.0 million from financing activities, of which $563.5 million represented proceeds from long-term debt, $384.4 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds, and $3.7 million represented proceeds from our lease pass-through financing obligation. These proceeds were partially offset by repayments of long-term debt of $279.1 million, distributions to non-controlling interests and redeemable non-controlling interests of $51.9 million and payments for debt issuance costs of $16.1 million.

Contractual Obligations

Our contractual commitments and obligations were as follows as of December 31, 2019:

	Payments Due by Period(1)
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Long-term debt	$14,425	$36,868	$733,709	$739,813	$1,524,815
Interest payments related to long-term debt(2)	78,918	155,258	102,260	193,927	530,363
Distributions payable to non-controlling interests and redeemable non-controlling interests(3)	10,253	—	—	—	10,253
Finance lease obligations	2,806	5,424	1,607	—	9,837
Operating lease obligations	11,883	15,260	9,841	31,877	68,861
Total	$118,285	$212,810	$847,417	$965,617	$2,144,129

(1)

Does not include amounts related to redeemable put options held by fund investors. The redemption price for the fund investors’ interest in the respective fund is equal to the sum of: (1) any unpaid, accrued priority return, and (2) the greater of: (a) a fixed price and (b) the fair market value of such interest at the date the option is exercised. Due to uncertainties associated with estimating the timing and amount of the redemption price, we cannot determine the potential future payments that we could have to make under these redemption options. For additional information regarding the redeemable put options, see Note 15—Redeemable Non-Controlling Interests and Equity and Preferred Stock to our consolidated financial statements. As of December 31, 2019, all fund investors have contributed an aggregate of $1,949.7 million into the funds. For additional information regarding our investment funds, see Note 14—Investment Funds to our consolidated financial statements.

(2)	Interest payments related to long-term debt are calculated and estimated for the periods presented based on the amount of debt outstanding and the interest rates as of December 31, 2019.
(3)

Does not include any potential contractual obligations that may arise as a result of the contractual guarantees we have made with certain investors in our investment funds. The amounts of any potential payments we may be required to make depend on the amount and timing of future distributions to the relevant fund investors and the ITCs that accrue to such investors from the funds’ activities. Due to uncertainties associated with estimating the timing and amounts of distributions and likelihood of an event that may trigger repayment of any forfeiture or recapture of ITCs to such investors, we cannot determine the potential maximum future payments that we could have to make under these guarantees. As a result of these guarantees, as of December 31, 2019, we were required to hold a minimum balance of $10.0 million in the aggregate, which is classified as restricted cash and cash equivalents on our consolidated balance sheet. For additional information, see Note 14—Investment Funds to our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vivint Solar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivint Solar, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, redeemable non-controlling interests and equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842). The Company adopted Topic 842 using a modified retrospective method with a cumulative-effect adjustment to its accumulated deficit as of January 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Salt Lake City, Utah

March 10, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vivint Solar, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Vivint Solar, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vivint Solar, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 10, 2020 expressed an unqualified opinion thereon and included an explanatory paragraph related to the Company’s change in method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 10, 2020

Vivint Solar, Inc.

Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$166,048	$219,591
Accounts receivable, net	24,314	14,207
Inventories	20,576	13,257
Prepaid expenses and other current assets	41,137	31,201
Total current assets	252,075	278,256
Restricted cash and cash equivalents	89,892	71,305
Solar energy systems, net	1,759,861	1,938,874
Property and equipment, net	17,500	10,730
Other non-current assets, net	680,062	28,090
TOTAL ASSETS(1)	$2,799,390	$2,327,255
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$59,007	$45,929
Distributions payable to non-controlling interests and redeemable non-controlling interests	10,253	7,846
Accrued compensation	34,149	25,520
Current portion of long-term debt	16,405	12,155
Current portion of deferred revenue	40,715	30,199
Current portion of finance lease obligation	2,274	1,921
Accrued and other current liabilities	78,539	42,860
Total current liabilities	241,342	166,430
Long-term debt, net of current portion	1,483,256	1,203,282
Deferred revenue, net of current portion	17,631	13,524
Finance lease obligation, net of current portion	6,443	505
Deferred tax liability, net	583,695	437,120
Other non-current liabilities	74,423	24,610
Total liabilities(1)	2,406,790	1,845,471
Commitments and contingencies (Note 19)
Redeemable non-controlling interests	115,384	119,572
Stockholders' equity:
Common stock, $0.01 par value—1,000,000 shares authorized, 123,056 shares issued and outstanding as of December 31, 2019; 1,000,000 shares authorized, 120,114 shares issued and outstanding as of December 31, 2018	1,231	1,201
Additional paid-in capital	591,639	574,248
Accumulated other comprehensive loss	(20,436)	(7,223)
Accumulated deficit	(381,961)	(279,631)
Total stockholders' equity	190,473	288,595
Non-controlling interests	86,743	73,617
Total equity	277,216	362,212
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,799,390	$2,327,255

(1)

The Company’s consolidated assets as of December 31, 2019 and 2018 include $2,194.3 million and $1,835.8 million consisting of assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include cash and cash equivalents of $82.8 million and $62.4 million as of December 31, 2019 and 2018; accounts receivable, net, of $8.9 million and $6.6 million as of December 31, 2019 and 2018; prepaid expenses and other current assets of $1.7 million and $1.3 million as of December 31, 2019 and 2018; restricted cash and cash equivalents of $8.9 million and $2.4 million as of December 31, 2019 and 2018; solar energy systems, net, of $1,587.4 million and $1,752.3 million as of December 31, 2019 and 2018; and other non-current assets, net of $504.7 million and $10.9 million as of December 31, 2019 and 2018. The Company’s consolidated liabilities as of December 31, 2019 and 2018 included $233.4 million and $80.8 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $10.3 million and $7.8 million as of December 31, 2019 and 2018; accrued and other current liabilities of $6.4 million and $4.9 million as of December 31, 2019 and 2018; long-term debt of $201.6 million and $55.0 million as of December 31, 2019 and 2018; deferred revenue of $14.8 million and $12.0 million as of December 31, 2019 and 2018; and other non-current liabilities of $0.3 million and $1.0 million as of December 31, 2019 and 2018. For further information see Note 14—Investment Funds.

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenue:
Customer agreements and incentives	$217,331	$174,066
Solar energy system and product sales	123,710	116,255
Total revenue	341,041	290,321
Cost of revenue:
Cost of revenue—customer agreements and incentives	186,325	164,920
Cost of revenue—solar energy system and product sales	72,221	83,375
Total cost of revenue	258,546	248,295
Gross profit	82,495	42,026
Operating expenses:
Sales and marketing	151,194	58,950
Research and development	2,043	1,867
General and administrative	117,822	93,703
Total operating expenses	271,059	154,520
Loss from operations	(188,564)	(112,494)
Interest expense, net	82,323	65,308
Other expense (income), net	1,434	(4,538)
Loss before income taxes	(272,321)	(173,264)
Income tax expense	150,999	106,299
Net loss	(423,320)	(279,563)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(321,145)	(263,971)
Net loss attributable to common stockholders	$(102,175)	$(15,592)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.84)	$(0.13)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic and diluted	121,310	117,565

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018
Net loss attributable to common stockholders	$(102,175)	$(15,592)
Other comprehensive loss:
Unrealized losses on cash flow hedging instruments (net of tax effect of $(5,358) and $(606) in 2019 and 2018)	(14,295)	(1,705)
Less: Interest (expense) income on derivatives recognized into earnings (net of tax effect of $(385) and $5,860 in 2019 and 2018)	(1,082)	15,741
Total other comprehensive loss	(13,213)	(17,446)
Comprehensive loss	$(115,388)	$(33,038)

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

	Redeemable				Accumulated	Retained
	Non-			Additional	Other	Earnings	Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’	Controlling	Total
	Interests	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance — January 1, 2018	$122,444	115,099	$1,151	$559,788	$6,905	$213,107	$780,951	$80,115	$861,066
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	3,318	(477,146)	(473,828)	—	(473,828)
Stock-based compensation expense	—	—	—	13,163	—	—	13,163	—	13,163
Issuance of common stock, net	—	5,015	50	1,297	—	—	1,347	—	1,347
Contributions from non-controlling interests and redeemable non-controlling interests	79,354	—	—	—	—	—	—	221,388	221,388
Distributions to non-controlling interests and redeemable non-controlling interests	(9,813)	—	—	—	—	—	—	(36,328)	(36,328)
Total other comprehensive loss	—	—	—	—	(17,446)	—	(17,446)	—	(17,446)
Net loss	(72,413)	—	—	—	—	(15,592)	(15,592)	(191,558)	(207,150)
Balance — December 31, 2018	119,572	120,114	1,201	574,248	(7,223)	(279,631)	288,595	73,617	362,212
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(155)	(155)	—	(155)
Stock-based compensation expense	—	—	—	16,418	—	—	16,418	—	16,418
Issuance of common stock, net	—	2,942	30	973	—	—	1,003	—	1,003
Contributions from non-controlling interests and redeemable non-controlling interests	20,974	—	—	—	—	—	—	363,397	363,397
Distributions to non-controlling interests and redeemable non-controlling interests	(10,467)	—	—	—	—	—	—	(43,821)	(43,821)
Total other comprehensive loss	—	—	—	—	(13,213)	—	(13,213)	—	(13,213)
Net loss	(14,695)	—	—	—	—	(102,175)	(102,175)	(306,450)	(408,625)
Balance — December 31, 2019	$115,384	123,056	$1,231	$591,639	$(20,436)	$(381,961)	$190,473	$86,743	$277,216

See accompanying notes to consolidated financial statements.

Vivint Solar, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(423,320)	$(279,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,930	69,634
Deferred income taxes	151,548	106,862
Stock-based compensation	16,418	13,163
Loss on solar energy systems and property and equipment	17,493	7,400
Noncash interest and other expense	8,841	17,006
Reduction in lease pass-through financing obligation	(4,654)	(4,433)
Gains on interest rate swaps	(4,377)	(148)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,107)	5,458
Inventories	(7,319)	9,340
Prepaid expenses and other current assets	(5,998)	2,805
Other non-current assets, net	(182,108)	(7,828)
Accounts payable	(1)	1,898
Accrued compensation	8,349	4,762
Deferred revenue	14,623	(926)
Accrued and other liabilities	15,515	8,915
Net cash used in operating activities	(323,167)	(45,655)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(314,932)	(331,716)
Payments for property and equipment	(1,984)	(543)
Proceeds from disposals of solar energy systems and property and equipment	3,453	3,379
Purchase of intangible assets	(2,373)	(223)
Net cash used in investing activities	(315,836)	(329,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	384,371	300,742
Distributions paid to non-controlling interests and redeemable non-controlling interests	(51,881)	(54,732)
Proceeds from long-term debt	563,480	984,425
Payments on long-term debt	(279,054)	(700,143)
Payments for debt issuance and deferred offering costs	(16,053)	(21,209)
Proceeds from lease pass-through financing obligation	3,661	3,609
Principal payments on finance lease obligations	(1,480)	(3,323)
Proceeds from issuance of common stock	1,003	1,347
Net cash provided by financing activities	604,047	510,716
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	(34,956)	135,958
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	290,896	154,938
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$255,940	$290,896
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net	$74,534	$42,928
Cash recovered from income taxes, net	$(2,118)	$(11,194)
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in changes in accounts payable, accrued compensation and accrued and other liabilities	$60,178	$8,503
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,217	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,482	$1,622

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

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect the accounts and operations of the Company, its subsidiaries in which the Company has a controlling financial interest and the investment funds formed to fund the purchase of solar energy systems under long-term customer contracts, which are consolidated as variable interest entities (“VIEs”). The Company uses a qualitative approach in assessing the consolidation requirement for VIEs. This approach focuses on determining whether the Company has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and whether the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of these determinations involve significant management judgments. The Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. The Company evaluates its relationships with the VIEs on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. For additional information regarding these VIEs, see Note 14—Investment Funds.

Beginning with the first quarter of 2019, the consolidated statements of operations items formerly captioned “Operating leases and incentives” and “Cost of revenue—operating leases and incentives” are now captioned “Customer agreements and incentives” and “Cost of revenue—customer agreements and incentives.” Also beginning with the first quarter of 2019, the consolidated balance sheet items formerly captioned “Current portion of capital lease obligation” and “Capital lease obligation, net of current portion” are now captioned “Current portion of finance lease obligation” and “Finance lease obligation, net of current portion.” Amounts in these balance sheet items were capital leases under Accounting Standards Codification 840: Leases (“Topic 840”) in periods ending prior to January 1, 2019, while amounts in these balance sheet items are finance leases under Accounting Standards Codification 842: Leases (“Topic 842”) in periods ending subsequent to January 1, 2019. See “—Leases” below for further explanation of these changes.

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

Restricted Cash

The Company’s guaranty agreements with certain of its fund investors require the maintenance of minimum cash balances of $10.0 million. For additional information, see Note 14—Investment Funds. As of December 31, 2019, the Company also had $79.9 million in required reserves outstanding in separate collateral accounts in accordance with the terms of its various debt obligations. For additional information, see Note 11—Debt Obligations. These minimum cash balances are classified as restricted cash.

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

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount, net of allowance for doubtful accounts. Accounts receivable also include unbilled accounts receivable, which is composed of the monthly PPA power generation not yet invoiced and the monthly bill rate of Solar Leases as of the end of the reporting period. The Company estimates its allowance for doubtful accounts based upon the collectability of the receivables in light of historical trends and adverse situations that may affect customers’ ability to pay. Revisions to the allowance are recorded as an adjustment to bad debt expense or as a reduction to revenue when collectability is not reasonably assured. After appropriate collection efforts are exhausted, specific accounts receivable deemed to be uncollectible would be charged against the allowance in the period they are deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded as credits to bad debt expense. The Company had an allowance for doubtful accounts of $9.4 million and $5.2 million as of December 31, 2019 and 2018.

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

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The associated concentration risk for cash and cash equivalents is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed Federal Deposit Insurance Corporation insurance limits. Approximately $11.6 million, or 48% of accounts receivable, net as of December 31, 2019 was due from three third-party loan providers that offer financing to System Sales customers. The Company does not require collateral or other security to support accounts receivable. The Company is not dependent on any single customer outside of the third-party loan providers.

The Company purchases solar panels, inverters and other system components from a limited number of suppliers. Two suppliers accounted for approximately 91% of the Company’s solar photovoltaic module purchases for the year ended December 31, 2019. Two suppliers accounted for substantially all of the Company’s inverter purchases for the year ended December 31, 2019. If these suppliers fail to satisfy the Company’s requirements on a timely basis or if the Company fails to develop, maintain and expand its relationship with these suppliers, the Company could suffer delays in being able to deliver or install its solar energy systems, experience a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results. Additionally, certain of the subcomponents of the Company’s equipment are sourced from Asia, including China and other countries in Southeast Asia that have been, or may be, significantly impacted by the coronavirus outbreak. To date, the Company has not seen widespread impacts to its supply but is closely monitoring the situation. Supply chain disruptions could reduce the availability of key components, increase prices or both. If the Company fails to identify or to qualify alternative products on commercially reasonable terms the Company’s  operating results and growth prospects would be adversely affected. In addition, the macroeconomic effects of the coronavirus outbreak in China and other markets could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for the Company’s products and likely impact its operating results.

Megawatts installed in California accounted for approximately 46% and 38% of total megawatts installed for the years ended December 31, 2019 and 2018. Megawatts installed in the Northeastern United States accounted for approximately 26% and 32% of total megawatts installed for the years ended December 31, 2019 and 2018. Future operations could be affected by changes in the economic conditions in these and other geographic areas, by changes in materials costs, by changes in the demand for renewable energy generated by solar energy systems or by changes or eliminations of solar energy related government incentives.

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

Investment Tax Credits (ITCs)

The Company receives ITCs under Section 48(a) of the Internal Revenue Code. The amount of the ITC is equal to 30% of the basis of eligible solar property as long as construction of the solar energy system began by December 31, 2019. The Company receives minimal allocations of ITCs for solar energy systems placed in its investment funds as the majority of such credits are allocated to the fund investors. Some of the Company’s investment funds obligate it to make certain fund investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs as a result of the Internal Revenue Service’s (the “IRS”) assessment of the fair value of such systems. The Company has concluded that the likelihood of a recapture event related to these assessments is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure. However, several recent investment funds and debt obligations have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company receives all ITCs for solar energy systems that are not sold to customers or placed in its investment funds. The Company accounts for its ITCs as a reduction of income tax expense in the year in which the credits arise.

Leases

The Company adopted Topic 842 and its subsequent updates effective January 1, 2019. These updates are intended to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. The Company utilized the additional transition method permitted by Accounting Standards Update (“ASU”) 2018-11 and adopted Topic 842 using a modified retrospective method with a cumulative-effect adjustment to its accumulated deficit as of January 1, 2019. As such, comparative periods ending prior to January 1, 2019 are presented in accordance with Topic 840 and periods ending after January 1, 2019 are presented in accordance with Topic 842. The impact to the accumulated deficit as a result of adopting ASU 2016-02 was a net reduction of approximately $0.2 million. The Company did not use the transitionary practical expedients allowed under Topic 842, and as such, the Company reassessed all contracts existing at the adoption date of January 1, 2019. The Company elected to treat leases with lease terms of 12 months or less as short-term leases. No right-of-use assets or lease liabilities are recognized for short-term leases. The Company has also elected not to separate lease components from non-lease components for all classes of leased assets except for building leases.

The adoption of this ASU resulted in right-of-use assets of $34.6 million related to operating leases being recognized in other non-current assets, net on the consolidated balance sheets as of January 1, 2019. Corresponding lease liabilities of $43.8 million related to operating leases were recognized on the consolidated balance sheets as of January 1, 2019, with the current portion recognized in accrued and other current liabilities and the long-term portion recognized in other non-current liabilities. In addition, at January 1, 2019, approximately $1.0 million of lease-related liabilities were removed from accrued and other current liabilities and approximately $8.2 million of lease-related liabilities were removed from other non-current liabilities and included as reductions to the initial operating lease right-of-use assets. As of January 1, 2019, finance lease right-of-use assets of $0.9 million continued to be recorded in property and equipment, net. Any changes in lease terms or estimates subsequent to adoption of the ASU 2016-02 are reflected in the right-of-use assets and lease liabilities.

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

For purposes of comparison, the following tables show how the balances as of December 31, 2018 and for the year ended December 31, 2018 would have changed if the effects of adopting Topic 842 had been applied to those balances (in thousands):

	December 31, 2018			December 31, 2019
	As Reported	Adjustments	As Adjusted	As Reported
Solar energy systems, net	$1,938,874	$(388,087)	$1,550,787	$1,759,861
Other non-current assets, net	28,090	388,087	416,177	680,062

	Year Ended December 31,
	2018			2019
	As Reported	Adjustments	As Adjusted	As Reported
Cost of revenue—customer agreements and incentives	$164,920	$(18,164)	$146,756	$186,325
Cost of revenue—solar energy system and product sales	83,375	(19,060)	64,315	72,221
Total cost of revenue	248,295	(37,224)	211,071	258,546
Gross profit	42,026	37,224	79,250	82,495
Sales and marketing	58,950	37,224	96,174	151,194
Total operating expenses	154,520	37,224	191,744	271,059

Solar Energy Systems, Net

The Company sells energy to customers through PPAs or leases solar energy systems to customers through Solar Leases. The solar energy systems installed at customers’ homes are stated at cost, less accumulated depreciation and amortization. The Company also sells solar energy systems to customers through System Sales. Systems that are sold to customers are not part of solar energy systems, net.

Solar energy systems, net is composed of system equipment costs related to solar energy systems subject to PPAs or Solar Leases. Prior to the implementation of Topic 842 on January 1, 2019, solar energy systems, net also included capitalized initial direct costs. Subsequent to the adoption of Topic 842, previously capitalized initial direct costs and related accumulated amortization were removed from solar energy systems, net and recorded in other non-current assets, net as incremental costs of obtaining contracts. See “—Leases” above for additional information on the effects of adopting Topic 842. System equipment costs include components such as solar panels, inverters, racking systems and other electrical equipment, as well as costs for design and installation activities once a long-term customer contract has been executed. System equipment costs are capitalized and recorded within solar energy systems, net. System equipment costs are depreciated using the straight-line method over 30 years, which is the estimated useful life of the equipment.

System equipment costs are depreciated once the respective systems have been installed, interconnected to the power grid and received permission to operate. The determination of the useful lives of assets included within solar energy systems involves significant management judgment. As of December 31, 2019 and 2018, the Company had recorded costs of $1,965.2 million and $2,134.8 million in solar energy systems, of which $1,873.2 million and $1,999.3 million related to systems that had been interconnected to the power grid, with accumulated depreciation and amortization of $205.3 million and $195.9 million.

Property and Equipment, Net

The Company’s property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The right-of-use assets for vehicles leased under finance leases are amortized over the life of the lease term, which is typically three to four years. The estimated useful lives of computer equipment, furniture, fixtures and purchased software are three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The estimated useful lives of leasehold improvements currently range from one to 12 years. Repairs and maintenance costs are expensed as incurred. Major renewals and improvements that extend the useful lives of existing assets would be capitalized and depreciated over their estimated useful lives.

Intangible Assets

The Company capitalizes costs incurred in the development of internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is typically three to five years. The Company tests these assets for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization for internal-use software of $0.1 million and $0.4 million for the years ended December 31, 2019 and 2018.

The Company adopted ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, effective January 1, 2019. This update clarifies that entities should capitalize implementation costs incurred in cloud computing arrangements that are service contracts, which the Company now records as an intangible asset within other non-current assets, net. The Company will expense the capitalized costs over the term of the hosting arrangement. The service element of a hosting arrangement that is a service contract is not affected by this update, meaning service costs will continue to be expensed as incurred. The Company applied the amendments in this update on a prospective basis beginning January 1, 2019. No prior periods were impacted as a result of adopting this ASU.

Other finite-lived intangible assets, which consist of developed technology acquired in business combinations and trademarks/trade names are initially recorded at fair value and presented net of accumulated amortization. These intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company amortizes trademarks/trade names over 10 years and developed technology over eight years. See Note 8—Intangible Assets.

Impairment of Long-Lived Assets

The carrying amounts of the Company’s long-lived assets, including solar energy systems, property and equipment and finite-lived intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Factors that the Company considers in deciding when to perform an impairment review include significant negative industry or economic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter useful life. As part of the Company’s annual impairment test for long-lived assets for the year ended December 31, 2019, the Company determined that certain solar energy systems were impaired and required any remaining net asset value and net costs to obtain the contract to be written off, resulting in charges of approximately $3.4 million to cost of revenue—customer agreements and incentives and $0.6 million to sales and marketing.

Other Non-Current Assets

See Note 7—Other Non-Current Assets for the components of other non-current assets. Capitalized costs to obtain contracts were previously considered initial direct costs and recorded within solar energy systems, net prior to the adoption of Topic 842. See “—Leases” above. Capitalized costs to obtain contracts consist of sales commissions and other customer acquisition expenses and are amortized to sales and marketing expense over the period of benefit, which is most commonly 20 years. Prepaid inventory represents payments for solar energy system components that were not delivered until the subsequent year. Operating lease right-of-use assets represent contractual rights to use assets such as offices, warehouses and related equipment in lease arrangements classified as operating leases. See Note 12—Leases. Sales incentives represent cash payments made by the Company to customers in order to finalize long-term customer contracts. Debt issuance costs represent costs incurred in connection with obtaining revolving debt financings and are deferred and amortized utilizing the straight-line method, which approximates the effective-interest method, over the term of the related financing. The Company has acquired insurance policies to mitigate the risk of ITC recapture. The insurance premiums are being amortized on a straight-line basis over the policy period. The Company provides advance payments of compensation to direct-sales personnel under certain circumstances. The advance is repaid as a reduction of the direct-sales personnel’s future compensation. The Company has established an allowance related to advances to direct-sales personnel who have terminated their employment agreement with the Company. These are non-interest-bearing advances. For Solar Lease agreements, the Company recognizes revenue on a straight-line basis over the lease term and records an asset that represents future customer payments expected to be received.

Distributions Payable to Non-Controlling Interests and Redeemable Non-Controlling Interests

As discussed in Note 14—Investment Funds, the Company and fund investors have formed various investment funds that the Company consolidates as the Company has determined that it is the primary beneficiary in the operational VIEs in which it has an equity interest. These VIEs are required to pay cumulative cash distributions to their respective fund investors. The Company accrues amounts payable to fund investors in distributions payable to non-controlling interests and redeemable non-controlling interests.

Deferred Revenue

Deferred revenue primarily includes cash received in advance of revenue recognition related to System Sales and rebate incentives. A portion of the cash received for System Sales is attributable to administrative services and is deferred over the period that the administrative services are provided. The majority of the cash received for System Sales is deferred until the solar energy systems are interconnected to the local power grids and receive permission to operate. Rebate incentives are received from utility companies and various government agencies and are recognized as revenue over the related customer contract term, which is most commonly 20 years. See “—Revenue Recognition” for additional information regarding revenue.

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

The Company generally assesses a loss contingency accrual for installation workmanship and provides for the estimated cost at the time that installation is completed. The Company assesses the workmanship accruals regularly and adjusts the amounts as necessary based on actual experience and changes in future estimates. The current portion of this accrual is recorded as a component of accrued and other current liabilities and was $4.2 million and $2.6 million as of December 31, 2019 and 2018. The non-current portion of this accrual is recorded as a component of other non-current liabilities and was $6.1 million and $3.9 million as of December 31, 2019 and 2018.

Derivative Financial Instruments

The Company maintains interest rate swaps as required by the terms of its debt agreements. See Note 11—Debt Obligations. The interest rate swaps related to the Solar Asset Backed Notes, Series 2018-2 are designated as cash flow hedges. Changes in the fair value of these cash flow hedges are recorded in other comprehensive loss (“OCI”) and will subsequently be reclassified to interest expense over the life of the related debt facility as interest payments are made. As interest payments for the associated debt agreement and derivatives are recognized, the Company includes the effect of these payments in cash flows from operating activities within the consolidated statements of cash flows. The interest rate swaps related to the Warehouse Facility are not designated as hedge instruments and any changes in fair value are accounted for in other expense (income), net. Derivative instruments may be offset under their master netting arrangements. See Note 13—Derivative Financial Instruments.

Comprehensive Loss

Comprehensive loss includes unrealized losses on the Company’s cash flow hedges and interest on derivatives recognized into earnings for the years ended December 31, 2019 and 2018.

Revenue Recognition

In accordance with Topic 606, the Company recognizes revenue according to the following steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue when, or as, the Company satisfies a performance obligation. The Company’s revenue is composed of customer agreements and incentives, and solar energy system and product sales as captioned in the consolidated statements of operations. Customer agreements and incentives revenue includes PPA and Solar Lease revenue, solar renewable energy certificates (“SRECs”) sales and rebate incentives. Solar energy system and product sales revenue includes System Sales, which may include structural upgrades in sales contracts and SREC sales related to sold systems, and the sale of photovoltaic installation products. Revenue is recorded net of any sales tax collected.

Customer Agreements and Incentives Revenue

The Company enters into PPAs with residential customers, under which the customer agrees to purchase all of the power generated by the solar energy system for the term of the contract, which is most commonly 20 years. The agreement includes a fixed price per kilowatt hour with a fixed annual price escalation percentage. Customers have not historically been charged for installation or activation of the solar energy system. For all PPAs, the Company assesses the probability of collectability on a customer-by-customer basis through a credit review process that evaluates their financial condition and ability to pay. PPA revenue is recognized based on the actual amount of power generated at rates specified under the contracts.

The Company also offers solar energy systems to customers pursuant to Solar Leases in certain markets. The customer agreements are structured as Solar Leases due to local regulations that can be read to prohibit the sale of electricity pursuant to the Company’s standard PPA. Pursuant to Solar Leases, the customers’ monthly payments are a pre-determined amount calculated based on the expected solar energy generation by the system and typically have included an annual fixed percentage price escalation over the period of the contracts, which is most commonly 20 years, though some markets offer Solar Leases with no annual price escalation. Revenue from Solar Leases is recognized on a straight-line basis over the contractual term. The Company records a straight-line Solar Lease asset in other non-current assets, net, which represents revenue recognized in advance of customer payments. The Company provides its Solar Lease customers a performance guarantee, under which the Company agrees to refund certain payments at the end of each year to the customer if the solar energy system does not meet a guaranteed production level in the prior 12-month period. The guaranteed production levels have varying terms. Solar energy performance guarantee liabilities were $0.5 million and $0.2 million as of December 31, 2019 and 2018. Solar energy performance guarantees are recognized as contra-revenue in the period in which the liabilities are recorded.

At times the Company makes nominal cash payments to customers in order to facilitate the finalization of long-term customer contracts and the installation of related solar energy systems. These sales incentives are deferred and recognized over the term of the contract as a reduction of revenue.

The Company applies for and receives SRECs in certain jurisdictions for power generated by solar energy systems it has installed. When SRECs are granted, the Company typically sells them to other companies directly, or to brokers, to assist them in meeting their own mandatory emission reduction or conservation requirements. The Company recognizes revenue related to the sale of these certificates upon delivery, assuming the other revenue recognition criteria discussed above are met. Total SREC revenue was $48.4 million and $44.1 million for the years ended December 31, 2019 and 2018.

Solar Energy System and Product Sales

The Company’s principal performance obligation for System Sales is to design and install a solar energy system that is interconnected to the local power grid and granted permission to operate. When the solar energy system has been granted permission to operate, the customer retains all of the significant risks and rewards of ownership of the solar energy system. For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed in service. The Company collects cash during the installation process and recognizes revenue for System Sales and other product sales at the placed in-service date or product delivery date less any revenue allocated to monitoring services. The Company allocates a portion of the transaction price to the monitoring services by estimating the fair market price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of December 31, 2019 and 2018, the Company had allocated deferred revenue of $4.7 million and $3.3 million to monitoring services that will be recognized over the term of the monitoring services. All costs to obtain and fulfill contracts associated with System Sales and other product sales are expensed as a cost of revenue when the Company has fulfilled its performance obligation and the products have been placed into service or delivered to the customer.

Cost of Revenue

Cost of Revenue—Customer Agreements and Incentives

Cost of revenue—customer agreements and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of customer agreements and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees which are paid in connection with certain SREC transactions.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. The Company’s advertising costs were $4.4 million and $3.6 million for the years ended December 31, 2019 and 2018.

Vivint Related Party Expenses

The Company has a sales dealer agreement with Vivint Smart Home, Inc. (“Vivint”), pursuant to which each company will act as a non-exclusive dealer for the other party to market. The fees under this agreement were allocated to the Company on a basis that was considered to reasonably reflect the utilization of the services provided to, or the benefit obtained by, the Company. For additional information, see Note 18—Related Party Transactions.

Other Expense (Income), Net

For the year ended December 31, 2019, other expense (income), net primarily includes changes in fair value for the Company’s interest rate swaps not designated as hedges. For the year ended December 31, 2018, other expense (income), net primarily includes changes in fair value for the Company’s interest rate swaps not designated as hedges and a payment received as an initial distribution on one of the Company’s legal proceedings. Changes in the fair value of the Company’s interest rate swaps are recorded in other expense (income), net each reporting period when the interest rate swaps are marked to market.

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

The Company determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within income tax expense.

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.

The Company recognizes income tax effects directly to continuing operations and accumulated other comprehensive loss (“AOCI”) pursuant to applicable intraperiod allocation rules. The Company’s policy is to release income tax effects from AOCI using an item-by-item approach when the circumstances upon which they are premised cease to exist.

Stock-Based Compensation Expense

Stock-based compensation expense for equity instruments issued to employees is measured based on the grant-date fair value of the awards. The fair value of each restricted stock unit is determined as the closing price of the Company’s stock on the date of grant. The fair value of each time-based employee stock option is estimated on the date of grant using the Black-Scholes-Merton stock option pricing valuation model. The Company recognizes compensation costs using the accelerated attribution method for all time-based equity compensation awards over the requisite service period of the awards, which is generally the awards’ vesting period. For performance-based equity compensation awards, the Company generally recognizes compensation expense for each vesting tranche over the related performance period.

Post-Employment Benefits

The Company sponsors a 401(k) Plan that covers all of the Company’s eligible employees. In 2019, the Company matched 33% of each employee’s contributions up to a maximum of 6% of the employee’s eligible earnings. The Company recorded expense related to this match of $1.4 million for the year ended December 31, 2019. Prior to 2019, the Company did not provide a discretionary company match to employee contributions.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The objective of this update is to provide users of financial statements with more useful information by changing the incurred loss methodology for recognizing credit losses to a more forward-looking methodology that reflects expected credit losses. Under this ASU, the Company’s accounts receivable and certain contract assets are considered financial assets measured at an amortized cost basis and will need to be presented at the net amount expected to be collected. This ASU will be effective for the Company beginning on January 1, 2020 and will be applied through a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. The Company currently anticipates that the impact of adopting this update on its consolidated financial statements will not be significant.

3.Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities included on the consolidated balance sheets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$3,245	$—	$3,245

Financial Liabilities
Interest rate swaps	$—	$28,070	$—	$28,070

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$130	$—	$130

Financial Liabilities
Interest rate swaps	$—	$11,146	$—	$11,146

The interest rate swaps (Level 2) were valued using a discounted cash flow model which incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. Financial assets as of December 31, 2019 include interest rate swaps for the Warehouse Facility, which are not designated as hedges. Financial liabilities as of December 31, 2019 include interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. Financial assets as of December 31, 2018 primarily related to interest rate swaps for the Aggregation Facility, which were not designated as hedges. Financial liabilities as of December 31, 2018 included interest rate swaps for the Aggregation Facility, which were not designated as hedges, and interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. See Note 11—Debt Obligations for additional details about these debt instruments.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$894,907	$894,907	$587,358	$587,358
Fixed-rate long-term debt	629,908	702,895	653,031	673,917
Subtotal long-term debt	1,524,815	$1,597,802	1,240,389	$1,261,275
Unamortized debt issuance costs	(25,154)		(24,952)
Total long-term debt	$1,499,661		$1,215,437

The Company’s outstanding balance of long-term debt is carried at cost net of unamortized debt issuance costs, where applicable. See Note 11—Debt Obligations. The Company estimated the fair values of its floating-rate debt facilities (Level 2) to approximate their carrying values as interest accrues at floating rates based on market rates. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for the fixed rate debt facilities that are publicly traded, or quoted prices for corporate debt with similar terms for debt facilities that are not publicly traded.

4.Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Solar energy systems held for sale	$19,892	$12,321
Photovoltaic installation products	684	936
Total inventories	$20,576	$13,257

Solar energy systems held for sale are solar energy systems under construction that have yet to be interconnected to the power grid and that will be sold to customers. Solar energy systems held for sale are stated at the lower of cost, on a FIFO basis, or net realizable value. Photovoltaic installation products are stated at the lower of cost, on an average cost basis, or net realizable value.

5.Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
System equipment costs	$1,926,809	$1,667,440
Initial direct costs related to solar energy systems	—	435,084
	1,926,809	2,102,524
Less: Accumulated depreciation and amortization	(205,338)	(195,890)
	1,721,471	1,906,634
Solar energy system inventory	38,390	32,240
Solar energy systems, net	$1,759,861	$1,938,874

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation expense related to solar energy systems of $56.4 million for the year ended December 31, 2019 and depreciation and amortization expense related to solar energy systems of $66.3 million for the year ended December 31, 2018. The Company did not record any initial direct costs or amortization of initial direct costs related to solar energy systems in 2019 due to the adoption of Topic 842. See Note 2—Summary of Significant Accounting Policies.

6.Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	December 31,	December 31,
	Useful Lives	2019	2018
Leasehold improvements	1-12 years	$10,458	$10,560
Vehicles acquired under finance leases	3-4 years	10,280	6,907
Furniture and computer and other equipment	3-5 years	5,021	3,816
		25,759	21,283
Less: Accumulated depreciation and amortization		(8,259)	(10,553)
Property and equipment, net		$17,500	$10,730

The Company recorded depreciation and amortization expense related to property and equipment of $2.8 million and $4.8 million for the years ended December 31, 2019 and 2018.

7.Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Costs to obtain contracts	$615,385	$—
Accumulated amortization of costs to obtain contracts	(70,170)	—
Prepaid inventory	50,104	—
Operating lease right-of-use assets	39,118	—
Sales incentives	10,008	8,588
Debt issuance costs	9,936	2,415
Prepaid insurance	6,541	6,890
Advances receivable from sales professionals	6,395	5,109
Solar Lease straight-line asset	5,722	3,402
Other non-current assets	7,023	1,686
Total other non-current assets	$680,062	$28,090

The Company recorded amortization of costs to obtain contracts of $23.2 million for the year ended December 31, 2019 due to the adoption of Topic 842. See Note 2—Summary of Significant Accounting Policies. Costs to obtain contracts are amortized over the period of benefit, which is typically 20 years.

8.Intangible Assets

Net intangible assets are included in other non-current assets, net and consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Cost:
Internal-use software	$2,596	$1,020
Developed technology	522	522
Trademarks/trade names	201	201
Total carrying value	3,319	1,743
Accumulated amortization:
Internal-use software	(105)	(781)
Developed technology	(393)	(324)
Trademarks/trade names	(119)	(99)
Total accumulated amortization	(617)	(1,204)
Total intangible assets, net	$2,702	$539

The Company recorded amortization expense of $0.2 million and $0.5 million for the years ended December 31, 2019 and 2018, which is included within general and administrative expense on the consolidated statements of operations. Internal-use software includes approximately $2.4 million related to capitalized implementation costs incurred during the implementation of the Company’s enterprise resource planning system, which is a cloud computing arrangement that is a service contract. The capitalized implementation costs are an intangible asset that is in process and not yet subject to amortization. The Company will begin to amortize this intangible asset over the length of the service contract, which is five years, when it is placed into service, which was January 2020.

As of December 31, 2019, expected amortization expense for the unamortized intangible assets was as follows (in thousands):

Years Ending December 31,
2020	$635
2021	605
2022	495
2023	492
2024	475
Thereafter	—
Total	$2,702

9.Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued payroll	$18,633	$16,352
Accrued commissions	15,516	9,168
Total accrued compensation	$34,149	$25,520

10.Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued unused commitment fees and interest	$16,995	$14,102
Litigation settlement	12,780	100
Current portion of operating lease liabilities	8,436	—
Accrued workers' compensation	7,166	4,033
Accrued professional fees	5,546	6,150
Current portion of lease pass-through financing obligation	5,147	5,038
Accrued inventory	4,667	4,380
Sales, use and property taxes payable	4,321	3,132
Workmanship accrual	4,217	2,630
External customer experience services	1,984	—
Other accrued expenses	7,280	3,295
Total accrued and other current liabilities	$78,539	$42,860

11.Debt Obligations

Debt obligations consisted of the following as of December 31, 2019 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$448,277	$(69)	$(8,414)	$3,639	$436,155	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	338,294	(5)	(6,133)	1,245	330,911	—	5.5	August 2023
2017 Term loan facility	180,365	(164)	(4,235)	7,882	168,084	—	6.0	January 2035
2018 Forward flow loan facility	124,800	(99)	(3,083)	3,622	117,996	—	4.7	November 2039
2019 Forward flow loan facility	82,813	—	(2,857)	—	79,956	67,187	4.7	(4)
Credit agreement	1,266	(2)	(93)	17	1,154	—	6.5	February 2023
Revolving lines of credit(5)
Warehouse facility	250,000	—	—	—	250,000	75,000	4.3	August 2023
Asset Financing Facility(6)	99,000	—	—	—	99,000	81,362	5.2	June 2023
Total debt	$1,524,815	$(339)	$(24,815)	$16,405	$1,483,256	$223,549

Debt obligations consisted of the following as of December 31, 2018 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$462,826	$(74)	$(9,172)	$3,655	$449,925	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	342,833	(6)	(7,388)	294	335,145	—	5.4	August 2023
2017 Term loan facility	188,922	(170)	(4,614)	6,679	177,459	—	6.0	January 2035
2018 Forward flow loan facility	58,425	(43)	(3,365)	1,512	53,505	71,575	5.2	November 2039
Credit agreement	1,283	(2)	(118)	15	1,148	—	6.5	February 2023
Revolving lines of credit(5)
Aggregation facility	50,000	—	—	—	50,000	325,000	5.7	September 2020
Working capital facility(6)	136,100	—	—	—	136,100	—	5.6	March 2020
Total debt	$1,240,389	$(295)	$(24,657)	$12,155	$1,203,282	$396,575

(1)

The interest rate disclosed in the table above is a weighted-average rate. The Series 2018-1 Notes are composed of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.

(2)

The Series 2018-2 Notes are composed of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted average spread for all 2018-2 Notes of 2.95%.

(3)	The interest rate of this facility is partially hedged to an effective interest rate of 6.0% for $323.6 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to their business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of December 31, 2019.

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

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of December 31, 2019, the Company had $16.3 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of December 31, 2019, the Company had $25.4 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of December 31, 2019, the Company had $20.4 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2018 Forward Flow Loan Facility

In August 2018, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2018 Forward Flow Loan Facility”) pursuant to which the Company borrowed an aggregate principal amount of $124.8 million. The Company was permitted to make multiple borrowings under the 2018 Forward Flow Loan Facility during the availability period. In November 2019, all outstanding loans under the 2018 Forward Flow Loan Facility were aggregated into a single term loan with a maturity date of November 20, 2039. Interest on the aggregated term loan accrues at an annual fixed rate of 4.7%. The interest rate of the aggregated term loan is a blended rate based on weighted draws during the availability period. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of December 31, 2019, the Company had $6.4 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2019 Forward Flow Loan Facility

In May 2019, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2019 Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million. The Company may make multiple borrowings under the 2019 Forward Flow Loan Facility during the availability period, which will continue no later than November 20, 2020. After the availability period, all outstanding loans under the 2019 Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. On any anniversary of the date of aggregation occurring from and after the sixth such anniversary, upon notice to the lenders, the Company may borrow additional loans under the 2019 Forward Flow Loan Facility if the Company is projected to have sufficient net cash flow to service such additional debt. If any lender declines to fund such additional loans, the Company will have the right to prepay outstanding loans from such lender in an amount equal to 102.5% of such loans, plus accrued and unpaid interest, without any make-whole amount. Interest on each loan will accrue at an annual rate equal to the greater of (a) 4.70% and (b) the U.S. Treasury rate for the weighted-average life of such loan, plus an applicable margin equal to 2.35%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of December 31, 2019, the Company had $2.5 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Warehouse Facility

In August 2019, a wholly owned subsidiary of the Company entered into a floating rate revolving warehouse facility (the “Warehouse Facility”) pursuant to which it may borrow up to an aggregate principal amount of $325.0 million, expandable up to $400.0 million, from certain financial institutions for which Bank of America, N.A. is acting as administrative agent and collateral agent. During the period in which the Company may make borrowings under the Warehouse Facility, which is currently anticipated to continue until August 2022, interest on borrowings accrues at an annual rate equal to the applicable adjusted LIBOR rate plus 2.375%. Thereafter, interest will accrue at an annual rate equal to the applicable adjusted LIBOR rate plus 3.375%. In addition, the Company is required to maintain interest rate hedging arrangements such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate or other interest rate protection. Initially, subject to the terms of the Warehouse Facility, only interest payments are due on a quarterly basis, through the availability period, and then certain principal and interest payments may be due. These payments will occur on the 15th of January, April, July and October of each year, subject to the occurrence of certain events, including a borrowing base deficiency and dispositions with respect to any of the collateral. Principal and interest payable under the Warehouse Facility mature in four years and optional prepayments, in whole or in part, are permitted under the Warehouse Facility no more than once per month, without premium or penalty apart from any customary LIBOR breakage provisions. As of December 31, 2019, the Company had $6.2 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Aggregation Facility

In August 2019, the Company used proceeds from the Warehouse Facility to pay off the outstanding balance of $121.4 million on the aggregation credit facility entered into by a wholly owned subsidiary of the Company in September 2014 (as amended, the “Aggregation Facility”) and terminated the facility. At termination, the outstanding balance was composed of $115.0 million of principal, $0.6 million of accrued interest and $5.8 million to settle related interest rate swaps. The termination of the Aggregation Facility was accounted for as a modification of a line of credit. Of the remaining $3.6 million of unamortized debt issuance costs, $2.5 million was recognized in interest expense during the year ended December 31, 2019 and $1.1 million was deferred and will be amortized over the term of the Warehouse Facility.

Asset Financing Facility

In December 2019, a wholly owned subsidiary of the Company entered into a loan and security agreement (the “Asset Financing Facility”) with certain financial institutions for which Bank of America, N.A. is acting as administrative agent and collateral agent, under which the Company may incur up to an aggregate principal amount of $200.0 million in revolver borrowings. The Asset Financing Facility matures in June 2023. In addition to the outstanding borrowings as of December 31, 2019, the Company had established letters of credit under the Asset Financing Facility for up to $19.6 million related to insurance and retail contracts. Borrowings under the Asset Financing Facility may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.5%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.0%, subject to a 0.0% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25% plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.0% floor. In addition to customary covenants for this type of facility, the Company is subject to a financial covenant and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by the Company in accordance with any loan documents governing its recourse debt facilities. As of December 31, 2019, the Company was in compliance with such covenants. Additionally, as of December 31, 2019, the Company had $2.6 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Working Capital Facility

In December 2019, the Company used proceeds from the Asset Financing Facility and existing cash balances to pay off the outstanding balance of $130.8 million on the revolving credit agreement entered into by a wholly owned subsidiary of the Company in March 2015 (the “Working Capital Facility”) and terminated the facility. At termination, the outstanding balance was composed of $130.3 million of principal and $0.5 million of accrued interest and fees. The termination of the Working Capital Facility was accounted for as a modification of a line of credit. The remaining $0.2 million of unamortized debt issuance costs was recognized in interest expense in December 2019.

Scheduled Maturities of Debt

The scheduled maturities of debt as of December 31, 2019 are as follows (in thousands):

2020	$14,425
2021	15,803
2022	21,065
2023	704,801
2024	28,908
Thereafter	739,813
Total	$1,524,815

12.Leases

The Company is the lessee in all of its lease arrangements. The Company did not enter into any leases with related parties during the presented periods. The Company makes significant assumptions and judgments when assessing contracts for lease components, determining lease classifications and calculating right-of-use asset and lease liability values. These assumptions and judgments may include the useful lives and fair values of the leased assets, the implicit rate underlying the Company’s leases, the Company’s incremental borrowing rate or the Company’s intent to exercise or not exercise options available in lease contracts. Lease costs and other information consisted of the following (in thousands, except terms and rates):

Year Ended
December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1,758
Interest on lease liabilities	326
Operating lease cost	11,329
Short-term lease cost	2,069
Total lease cost	$15,482

Other information
Finance leases:
Operating cash outflows from finance leases	$326
Financing cash outflows from finance leases	$1,480
Right-of-use assets obtained in exchange for new finance lease liabilities	$9,482
Weighted-average remaining lease term - finance leases (in years)	3.6
Weighted-average discount rate - finance leases	7.2%
Operating leases:
Operating cash outflows from operating leases	$11,460
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,217
Weighted-average remaining lease term - operating leases (in years)	8.9
Weighted-average discount rate - operating leases	8.0%

Finance Leases

The Company’s finance leases relate to fleet vehicles. All of the Company’s fleet vehicles are leased pursuant to master lease agreements for a period of three to four years. The master lease agreements allow for the Company to extend fleet vehicle leases on a month-to-month basis. For administrative convenience, the Company will often commit to extension periods of up to one year. As the extensions are not always utilized and are not contractually bound to a specific period of time, these extensions are not included in the initial right-of-use assets and lease liabilities. Instead, these extensions are treated as new leases. The master lease agreements stipulate minimum residual value guarantees that are not typically recognized as part of the Company’s right-of use assets and lease liabilities as these residual value guarantees are not probable of being owed. The rates implicit in the Company’s fleet vehicle finance leases are determinable, and the Company uses those rates to calculate the present value of its lease liabilities related to fleet vehicles.

Future minimum lease payments for the Company’s finance leases as of December 31, 2019 were as follows (in thousands):

2020	$2,806
2021	2,775
2022	2,649
2023	1,607
2024	—
Thereafter	—
Total minimum lease payments	9,837
Less: interest	1,120
Present value of finance lease obligations	8,717
Less: current portion	2,274
Long-term portion	$6,443

Operating Leases

The Company has entered into lease agreements for offices, warehouses and related equipment located in states in which the Company conducts operations. The Company’s corporate office lease was amended in February 2019 to extend the term by an additional three years, for a total lease term of 15 years. The corporate office lease includes options to extend the lease term for two additional periods of five years each. The Company’s warehouse lease agreements range from a term of one to nine years, including exercised options to extend, with five years being the most common lease term. The warehouse lease agreements typically include options to extend the lease term. The Company’s operating lease agreements typically do not include purchase options. The Company includes lease extension options in the right-of-use asset and lease liability when the Company is reasonably certain it will exercise the options. The Company’s equipment lease agreements range from three to five years. The rates implicit in the Company’s operating leases are not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities. The Company estimates its incremental borrowing rate as the interest rate that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. To estimate the incremental borrowing rate, an estimated credit rating is developed for the Company using various financial metrics in statistical models. A benchmark yield curve for corporate bonds matching the estimated credit rating is then used to develop an incremental borrowing rate curve for the Company.

The Company has entered into a lease for approximately 32,000 square feet of office space in a newly constructed building adjacent to the Company’s corporate headquarters. The Company did not have any significant involvement with the construction or design of the building. The lease commenced subsequent to December 31, 2019 and as such, there was no right-of-use asset or lease liability related to this lease recorded for year ended December 31, 2019. The initial term of the lease is approximately 11.5 years, with two options to extend the lease for five years each. The Company expects to make total rent payments of approximately $11.2 million over the initial term.

Additionally, the Company entered into a lease for approximately 40,000 square feet in an existing office building in the same general vicinity as its corporate headquarters. The lease is expected to commence in the first quarter of 2020 and as such, there was no right-of-use asset or lease liability related to this lease recorded for the year ended December 31, 2019. The initial term of the lease is approximately 5.5 years, with two options to extend the lease for two years each. The Company expects to make total rent payments of approximately $4.6 million over the initial term.

For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows (in thousands):

2020	$11,883
2021	8,779
2022	6,481
2023	5,038
2024	4,803
Thereafter	31,877
Total minimum lease payments	68,861
Less: present value impact	20,704
Present value of operating lease obligations	48,157
Less: current portion	8,436
Long-term portion	$39,721

13.Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	December 31, 2019
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$28,070	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$3,245	Other non-current assets

	December 31, 2018
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$9,884	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,262	Other non-current liabilities
Interest rate swaps	$130	Other non-current assets

The Company is exposed to interest rate risk related to its outstanding debt facilities that have variable interest rates. The Company was previously required to maintain interest rate swaps on a portion of the loan balance of the 2016 Term Loan Facility. During the year ended December 31, 2018, the Company paid off and terminated the 2016 Term Loan Facility and settled all outstanding interest rate swaps associated with the 2016 Term Loan Facility. As a result of settling the interest rate swaps, which were designated as hedges, the Company realized a $22.5 million gain that was recorded as a reduction to interest expense.

The Company was previously required to maintain interest rate swaps on a portion of the outstanding loan balance of the Aggregation Facility. The Aggregation Facility and its related interest rate swaps were terminated in August 2019. The settled interest rate swaps were not designated as hedge instruments and changes in the fair value were recorded in other expense (income), net.

In connection with the Warehouse Facility, the Company is required to maintain interest rate swaps such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate. The Company is required to meet this threshold within five business days after the end of each quarterly period. As of December 31, 2019, the Company had entered into interest rate swaps with an aggregate notional amount of approximately $153.0 million. The Company entered into additional interest rate swaps within five business days of quarter end with an aggregate notional amount of approximately $72.0 million. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense (income), net.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of December 31, 2019, the notional amount of these interest rate swaps was $323.6 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in OCI. The amount of AOCI expected to be reclassified to interest expense within the next 12 months is approximately $4.6 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

The Company records derivatives at fair value. The losses on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Derivatives designated as cash flow hedges:
Interest rate swaps	$19,653	$2,311

The losses (gains) on derivative financial instruments recognized in the consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Year Ended December 31,
	2019		2018
	Interest expense, net	Other expense (income), net	Interest expense, net	Other expense (income), net
Total amounts presented in the income statement line items	$82,323	$1,434	$65,308	$(4,538)

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses (gains) reclassified from AOCI into income	$1,467	$—	$(21,601)	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses (gains) recognized in income	—	1,433	—	(2,420)
Total losses (gains)	$1,467	$1,433	$(21,601)	$(2,420)

14.Investment Funds

The Company has formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. As of December 31, 2019, and 2018, the aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets were as follows (in thousands):

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$82,764	$62,350
Accounts receivable, net	8,922	6,593
Prepaid expenses and other current assets	1,676	1,289
Total current assets	93,362	70,232
Restricted cash and cash equivalents	8,890	2,443
Solar energy systems, net	1,587,354	1,752,271
Other non-current assets, net	504,668	10,888
Total assets	$2,194,274	$1,835,834
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$10,253	$7,846
Current portion of long-term debt	3,622	1,512
Current portion of deferred revenue	2,590	2,320
Accrued and other current liabilities	6,394	4,860
Total current liabilities	22,859	16,538
Long-term debt, net of current portion	197,952	53,505
Deferred revenue, net of current portion	12,242	9,694
Other non-current liabilities	301	1,023
Total liabilities	$233,354	$80,760

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of December 31, 2019 and 2018, the cumulative total of contributions into the VIEs by all investors was $1,949.7 million and $1,565.3 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $43.8 million and $55.8 million as of December 31, 2019 and 2018.

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

The lease pass-through financing obligation is nonrecourse. As of December 31, 2019 and 2018, the Company had recorded financing liabilities of $4.6 million and $5.3 million related to this fund arrangement, which was the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the IRS successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of December 31, 2019, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $8.1 million and $8.3 million as of December 31, 2019 and 2018.

From time to time, the Company incurs fees for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $2.6 million and $11.9 million for the years ended December 31, 2019 and 2018. As of December 31, 2019, the company accrued an estimated $1.1 million in distributions to reimburse fund investors.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of December 31, 2019 and 2018, which is classified as restricted cash and cash equivalents.

15.Redeemable Non-Controlling Interests and Equity and Preferred Stock

Common Stock

The Company has 1.0 billion authorized shares of common stock. As of December 31, 2019 and 2018, the Company had 123.1 million and 120.1 million shares of common stock issued and outstanding.

The Company had shares of common stock reserved for issuance as follows (in thousands):

	December 31,	December 31,
	2019	2018
Shares available for grant under equity incentive plans	13,060	13,323
Restricted stock units issued and outstanding	6,271	6,172
Stock options issued and outstanding	5,421	3,394
Long-term incentive plan	2,706	2,706
Total	27,458	25,595

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

Preferred Stock

The company has 10.0 million shares of preferred stock authorized that is issuable in series. As of December 31, 2019 and 2018, there were no series of preferred stock issued or designated.

16.Equity Compensation Plans

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

As of December 31, 2019, a total of 13.1 million shares of common stock were available for grant under the 2014 plan, subject to adjustment in the case of certain events. In addition, any shares that otherwise would be returned to the Omnibus Plan (as defined below) as the result of the expiration or termination of stock options may be added to the 2014 Plan. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year, equal to the least of 8.8 million shares, 4% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year and an amount of shares as determined by the Company. In accordance with the annual increase, an additional 4.8 million shares became available to grant in January 2019 under the 2014 Plan.

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

Long-term Incentive Plan

In July 2013, the Company’s board of directors approved 4.1 million shares of common stock for six Long-term Incentive Plan Pools (“LTIP Pools”) that comprise the 2013 Long-term Incentive Plan (the “LTIP”). Participants in the LTIP are allocated a portion of the LTIP Pools relative to the performance of other participants on a measurement date that is determined once performance conditions are met. As of December 31, 2019, 1.1 million shares of common stock had been awarded to participants under the LTIP and 0.3 million shares had been returned to the 2014 Plan. As of December 31, 2019, 2.7 million shares remained outstanding, which will be granted when certain performance conditions are achieved.

Vesting Terms

As of December 31, 2019, there were 5.4 million time-based stock options and 6.3 million RSUs granted and outstanding under the Company’s equity compensation plans. The time-based options are subject to ratable time-based vesting over three to four years. Of the total RSUs outstanding, 5.1 million are subject to ratable time-based vesting over one to four years and 1.2 million vest quarterly or annually over two to four years subject to individual participants’ achievement of quarterly or annual performance goals.

Stock Options

Stock Option Activity

Stock option activity for the year ended December 31, 2019 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2018	3,394	$2.77		$4,689
Granted	2,674	5.60
Exercised	(578)	1.73
Cancelled	(69)	7.53
Outstanding—December 31, 2019	5,421	$4.21	7.8	$17,073
Options vested and exercisable—December 31, 2019	1,989	$2.65	5.7	$9,551

The weighted-average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $3.52 and $3.93 per share. The total intrinsic value of options exercised for the years ended December 31, 2019 and 2018 was $3.2 million and $4.4 million. Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock. The total fair value of options vested for the years ended December 31, 2019 and 2018 was $2.0 million and $1.7 million.

Determination of Fair Value of Stock Options

The Company estimates the fair value of the time-based stock options granted on each grant date using the Black-Scholes-Merton option pricing model and applies the accelerated attribution method for expense recognition.

The fair values using the Black-Scholes-Merton method were estimated on each grant date using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018
Expected term (in years)	6.3	6.2
Volatility	67.8%	70.7%
Risk-free interest rate	2.3%	2.8%
Dividend yield	0.0%	0.0%

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

RSUs

RSU activity for the year ended December 31, 2019 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2018	6,172	$3.84
Granted	3,130	6.01
Vested	(2,364)	3.83
Forfeited	(667)	4.51
Outstanding at December 31, 2019	6,271	$4.85

The total fair value of RSUs vested was $16.2 million and $16.9 million, for the years ended December 31, 2019 and 2018. The Company determined the fair value of RSUs granted on each grant date based on the fair value of the Company’s common stock on the grant date.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$1,653	$1,333
Sales and marketing	3,305	3,353
General and administrative	11,330	8,344
Research and development	130	133
Total stock-based compensation	$16,418	$13,163

The recognized income tax benefit related to share-based compensation was $2.2 million and $1.4 million for the years ended December 31, 2019 and 2018.

Unrecognized stock-based compensation expense for time-based stock options and RSUs as of December 31, 2019 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$18,726	1.7
Stock options	7,073	2.0
Total unrecognized stock-based compensation expense	$25,799

17.Income Taxes

Income tax expense is composed of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current:
Federal	$(711)	$(665)
State	162	102
Total current benefit	(549)	(563)
Deferred:
Federal	101,965	79,048
State	49,583	27,814
Total deferred expense	151,548	106,862
Income tax expense	$150,999	$106,299

The Company operates in only one federal jurisdiction, the United States. The following table presents a reconciliation of the income tax benefit computed at the statutory federal rate and the Company’s income tax expense (in thousands):

	Year Ended December 31,
	2019	2018
Income tax benefit—computed as 21% of pretax loss	$(57,187)	$(36,385)
Effect of non-controlling interests and redeemable non-controlling interests	67,440	55,434
State and local income tax expenses (net of federal benefit)	39,299	22,054
Tax gains on sale of solar energy systems to investment funds	103,689	68,683
Effect of tax credits	(2,781)	(2,684)
Other	539	(803)
Income tax expense	$150,999	$106,299

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

	December 31,
	2019	2018
Deferred tax assets:
Accruals and reserves	$13,719	$6,552
Stock-based compensation	5,698	4,204
Investment tax and other credits	51,721	49,194
Net operating losses	16,218	13,662
Interest rate swaps	6,752	2,982
Other	411	1,149
Gross deferred tax assets	94,519	77,743
Valuation allowance	(314)	(306)
Net deferred tax assets	94,205	77,437
Deferred tax liabilities:
Investment in solar funds	(648,267)	(483,522)
Fixed asset depreciation and amortization	(29,633)	(31,035)
Gross deferred tax liabilities	(677,900)	(514,557)
Net deferred tax liabilities	$(583,695)	$(437,120)

The Company sells solar energy systems to the investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense and deferred tax liability, net during the period in which the transfers occur.

The Company reported federal net operating loss carryforwards (“NOLs”) of approximately $8.1 million and $13.9 million available to offset future federal taxable income as of December 31, 2019 and 2018. The Company’s federal NOLs do not expire. The Company reported state NOLs of approximately $230.9 million and $175.3 million available to offset future state taxable income as of December 31, 2019 and 2018. The NOLs expire in varying amounts from 2029 through 2039 for state tax purposes if unused. As of December 31, 2019 and 2018, the Company recognized a valuation allowance of $0.3 million for the existing state NOLs and other existing state tax attributes due to state-imposed limitations on their utilization.

The Company reported federal business tax credit carryforwards, primarily composed of ITCs, of $48.5 million and $45.7 million for the years ended December 31, 2019 and 2018. These federal business tax credits expire in varying amounts from 2036 through 2039 if unused. The Company accounts for its federal business tax credits as a reduction of income tax expense in the year in which the credits arise. The Company reported AMT credits of $0.4 million and $0.5 million for the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company had $1.3 million and $0.6 million of federal income tax refunds receivable which were recorded in prepaid expenses and other current assets. As of December 31, 2019 and 2018, the Company had $6.9 million and $9.3 million of state income tax refunds receivable which were recorded in prepaid expenses and other current assets.

The Company expects to produce sufficient future taxable income, including from the future reversal of deferred tax liabilities, of the necessary character and in the necessary periods and jurisdictions to support the realization of the deferred tax assets. As such, no valuation allowance is required except for as previously noted.

Uncertain Tax Positions

As of December 31, 2019, the total amount of gross unrecognized tax benefits was $1.0 million, of which $0.9 million, if recognized, would impact the Company’s effective tax rate. As of December 31, 2018, the total amount of gross unrecognized tax benefits was $0.6 million, of which $0.5 million, if recognized, would impact the Company’s effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2019 and 2018, is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$555	$—
Increases related to positions from a prior year	230	447
Increases related to positions from the current year	172	108
Ending balance	$957	$555

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for income taxes. There were no interest and penalties accrued for any unrecognized tax benefits as of December 31, 2019 and 2018. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will significantly increase or decrease within 12 months of the year ended December 31, 2019. The Company is subject to taxation and files income tax returns in the United States and various state and local jurisdictions. The U.S. and state jurisdictions in which the Company operates have statutes of limitations that generally range from three to four years. The Company’s federal, state and local income tax returns starting with the 2016 tax year are subject to audit. The Company’s 2015 income tax returns for six states and 2014 income tax return for one state are also subject to audit.

18.Related Party Transactions

The Company’s consolidated statements of operations included related party transactions of $1.8 million and $2.2 million within sales and marketing for the years ended December 31, 2019 and 2018.

Vivint Services

The Company has a number of agreements with its sister company, Vivint. The Company has a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement will continue to automatically renew unless written notice of termination is provided by one of the parties to the other. The Company and Vivint have also agreed to non-solicitation provisions under a non-competition agreement that matches the term of the sales dealer agreement.

The Company made payments under agreements with Vivint of $7.1 million and $16.3 million for the years ended December 31, 2019, and 2018. These amounts reflect the level of services provided by Vivint on behalf of the Company.

Under agreements with Vivint, the Company recorded payable balances to Vivint of $2.2 million and $0.2 million in accounts payable as of December 31, 2019 and 2018.

Advances Receivable—Related Party

Net amounts due from direct-sales personnel were $6.6 million and $5.2 million as of December 31, 2019 and 2018. The Company provided a reserve of $0.4 million and $0.9 million as of December 31, 2019 and 2018 related to advances to direct-sales personnel who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.4 million and $1.5 million as of December 31, 2019 and 2018, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 14—Investment Funds.

19.Commitments and Contingencies

Letters of Credit

As of December 31, 2019, the Company had established letters of credit under the Asset Financing Facility for up to $19.6 million related to insurance contracts. See Note 11—Debt Obligations.

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

Residual Commission Payments

The Company pays a portion of sales commissions to its sales professionals on a deferred basis. The amount deferred is based on the value of the system sold by the sales professional and payment is based on the sales professional remaining employed by the Company. As this amount is earned over time, it is not considered an incremental cost of obtaining the contract due to the requirement that the sales professional remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. As of December 31, 2019, the total estimated obligation that is currently not recorded in the Company’s consolidated financial statements, but that will be earned and expensed over the deferment period was $5.2 million.

As part of the settlement of the February 2018 class action (see “—Legal Proceedings” below), it was agreed that for certain sales professionals who were part of the Company’s residual commission plan who terminate after August 31, 2019, the Company will be required to pay 50% of unpaid deferred residual commissions in equal installments over the 18 months following such termination. Previously, amounts unpaid under the residual commissions plan would be forfeited when these certain sales professionals terminated their employment. As such, the Company’s accrual for the residual commission plan was increased in the third quarter of 2019 by $5.9 million, which was recorded in sales and marketing expense, to accrue for the portion of the residual payments that were considered earned as a result of the settlement.

Legal Proceedings and Regulatory Matters

In February 2018, two former employees, on behalf of themselves and other direct sellers, named the Company in a putative class and Private Attorneys General Act action in San Diego County Superior Court, California, alleging that the Company misclassified those employees and violated other wage and hour laws. The complaint seeks unspecified damages and statutory penalties for the alleged violations. The Company disputes the allegations and has retained counsel to defend it in the litigation. On October 7, 2019, the Company entered into a class action settlement agreement, pursuant to which the Company has agreed to pay up to $7.25 million to settle the claims in the lawsuit, which was accrued by the Company in general and administrative expense in the third quarter of 2019. The settlement is subject to court approval. On December 6, 2019, the court granted preliminary approval of the settlement. The final settlement approval hearing is scheduled for May 22, 2020.

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

In July 2018, an individual filed a putative class action lawsuit in the U.S. District Court for the District of Columbia, purportedly on behalf of himself and other persons who received certain telephone calls. The lawsuit alleges that the Company violated the Telephone Consumer Protection Act and some of its implementing regulations. The complaint seeks statutory penalties for each alleged violation. The Company disputes the allegations in the complaint, has retained counsel and intends to vigorously defend itself in the litigation. In August 2019, the Company reached a settlement in principle to resolve the class action on a nationwide basis for a payment of approximately $1.0 million (including plaintiff’s attorneys’ fees), which was accrued by the Company in general and administrative expense in the third quarter of 2019. On November 8, 2019, the court granted preliminary approval of the settlement. The final settlement approval hearing is scheduled for April 10, 2020.

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

In October 2018, a former sales professional filed a representative action in Orange County Superior Court, California, pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint. In November 2019, the parties entered into an agreement pursuant to which the plaintiff agreed that the resolution of the February 2018 class action referenced above would resolve all of the claims in this action.

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

In October 2019, two separate, purported stockholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York purportedly on behalf of themselves and all others similarly situated. The lawsuits allege violations of federal securities laws and seek unspecified compensatory damages, attorneys’ fees and costs. The Company has not yet responded to either complaint and reserves all of its rights and objections with regard to service of process, jurisdictional challenges, and venue as well as any other objections and motions related to the complaints. The Company disputes the allegations in the complaints and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in either case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In December 2019, ten customers who signed residential power purchase agreements named the Company in a putative class action lawsuit in the U.S. District Court for the Northern District of California alleging that the agreements contain unlawful termination fee provisions. The Company disputes the allegations in the complaint and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In December 2019, two former installers filed a putative class action wage and hour lawsuit against the Company in the U.S. District Court for the Central District of California. In February 2020, the two installers filed a First Amended Complaint, which added a Private Attorneys General Act (“PAGA”) claim. In March 2020, Plaintiffs advised that they would dismiss their class claims with prejudice and their individual claims without prejudice and would pursue only their PAGA claim. The Company disputes the allegations in the complaint and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In December 2019, a former installer filed a representative action in San Diego Superior Court, California, asserting various wage and hour claims. The Company disputes the allegations in the complaint and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In January 2020, the Company entered into a settlement agreement called an Assurance of Discontinuance (“Settlement”) with the New York Attorney General (“NYAG”). The Settlement requires that the Company adopt certain changes to its sales and marketing practices in New York and pay approximately $2.0 million to the State of New York. The Company accrued this amount in its financial statements as of December 31, 2019, and already paid $1.0 million in January 2020. The Settlement requires that the Company notify New York customers about the Settlement and their potential rights under it, including the potential rights to have the Company remove their system, leave their property in a watertight condition, cancel contracts, and refund amounts paid, and/or to repair property damage. The NYAG will be the final arbiter of any disputes as to the consumer’s eligibility for relief. The Company has accrued another $2.0 million for this potential liability in general and administrative expenses for the period ending December 31, 2019, which represents the Company’s current best estimate of potential loss. Future adjustments to the Company’s current accrual, which currently cannot be estimated, could adversely impact the Company’s operating results in the period or periods in which any such adjustments are made. Actual expenses may deviate materially from the Company’s estimate.

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

20.Basic and Diluted Net Loss Per Share

The Company computes basic net earnings per share by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could be exercised or converted into common shares and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive shares to purchase common stock.

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(102,175)	$(15,592)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	121,310	117,565
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.84)	$(0.13)

For all periods presented, the Company incurred net losses attributable to common stockholders. As such, the effect of the Company’s outstanding stock options and restricted stock units were not included in the calculations of diluted net loss attributable per share to common stockholders as the effect would have been anti-dilutive. The following table contains share totals with a potentially dilutive impact (in thousands):

	Year Ended December 31,
	2019	2018
Restricted stock units	6,271	6,172
Stock options	5,421	3,394
Total	11,692	9,566

21.Subsequent Events

Investment Funds

In February 2020, a wholly owned subsidiary of the Company entered into an investment fund arrangement with an existing fund investor. The total commitment under the investment fund arrangement is $50.0 million. The Company’s wholly owned subsidiary has the right to elect to require the fund investor to sell all of its membership units to the Company’s wholly owned subsidiary once certain conditions have been met. If the Company does not elect to purchase all of the fund investor’s membership units once certain conditions are met, the fund investor has the option to require the Company to purchase all of its membership units. The purchase price for the fund investor’s interests is determined based on the fair market value of those interests at the time the option is exercised. The Company has not yet completed its assessment of whether the investment fund arrangement is a VIE.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2019, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on our assessment using those criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. Our independent registered accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal controls over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. The nature of our investment funds increases the complexity of our accounting for the allocation of net loss between our stockholders and non-controlling interests under the HLBV method and the calculation of our tax provision. As we enter into additional investment funds, which may have contractual provisions different from those of our existing funds, the calculation under the HLBV method and the calculation of our tax provision could become increasingly complicated. This additional complexity could increase the chance that we experience a material weakness in the future. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be found in our 2019 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and is incorporated by reference to our 2019 Proxy Statement. The 2019 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be found in our 2019 Proxy Statement and is incorporated here by reference to our 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be found in our 2019 Proxy Statement and is incorporated here by reference to our 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be found in our 2019 Proxy Statement and is incorporated here by reference to our 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be found in our 2019 Proxy Statement and is incorporated here by reference to our 2019 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1.) Consolidated Financial Statements:

The following documents are filed as a part of this Annual Report on Form 10-K for Vivint Solar, Inc.:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018.

Consolidated Statements of Redeemable Non-Controlling Interest and Equity for the years ended December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.

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

Exhibit Index

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-36642	3.1	November 12, 2014
3.2	Amended and Restated Bylaws of the Company	10-Q	001-36642	3.2	November 12, 2014
4.1	Registration Rights Agreement, dated as of October 6, 2014, by and among the Company and the investors named therein	10-K	001-36642	4.1	March 13, 2015
4.2*	Description of Securities
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	333-198372	10.1	August 26, 2014
10.2+	2013 Omnibus Incentive Plan, as amended	S-1	333-198372	10.2	August 26, 2014
10.3+	Form of Stock Option Agreement under the 2013 Omnibus Incentive Plan	10-Q	001-36642	10.17	November 12, 2014
10.4+	2014 Equity Incentive Plan	S-1/A	333-198372	10.3	September 18, 2014
10.5+	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.15	November 12, 2014
10.6+	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	10-Q	001-36642	10.16	November 12, 2014
10.7+	Amended and Restated 2013 Long-Term Incentive Pool Plan for District Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4A	August 26, 2014
10.8+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Operations Leaders, and forms of agreements thereunder	S-1	333-198372	10.4B	August 26, 2014
10.9+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Recruiting Regional Sales Managers, and forms of agreements thereunder	10-K	001-36642	10.9	March 13, 2015
10.10+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Managers (Technicians), and forms of agreements thereunder	S-1	333-198372	10.4D	August 26, 2014
10.11+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Regional Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4E	August 26, 2014
10.12+	Amended and Restated 2013 Long-Term Incentive Pool Plan for Sales Managers, and forms of agreements thereunder	S-1	333-198372	10.4F	August 26, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.13+	Form of 313 Acquisition LLC Unit Plan	S-1/A	333-198372	10.5	September 18, 2014
10.14+	Executive Incentive Compensation Plan, and forms of agreements thereunder	S-1	333-198372	10.6	August 26, 2014
10.15+	Form of Involuntary Termination Protection Agreement between the Company and certain of its officers	S-1	333-198372	10.7	August 26, 2014
10.16+	Offer Letter, dated as of May 2, 2016, by and between the Company and David Bywater	10-Q	001-36642	10.2	August 8, 2016
10.17+	Letter Agreement, dated as of December 14, 2016, by and between the Company and David Bywater	10-K	001-36642	10.17	March 16, 2017
10.18+	Involuntary Termination Protection Agreement, dated as of December 14, 2016, by and between the Company and David Bywater	10-K	001-36642	10.18	March 16, 2017
10.19+	Letter Agreement, dated as of August 28, 2014, with Dana C. Russell	10-K	001-36642	10.17	March 13, 2015
10.20+	Letter Agreement, dated as of July 19, 2015, by and between the Company and Dana C. Russell	10-Q	001-36642	10.5	November 16, 2015
10.21+	Letter Agreement, dated as of May 7, 2018, by and between the Company and Dana C. Russell	10-Q	001-36642	10.3	May 8, 2018
10.22+	Executive Employment Agreement, dated as of January 1, 2019, by and between the Company and Thomas Plagemann	10-K	001-36642	10.22	March 5, 2019
10.23+	Offer Letter, dated June 16, 2016, by and between the Company and Bryan Christiansen	10-Q	001-36642	10.1	May 8, 2018
10.24+	Involuntary Termination Protection Agreement, dated June 17, 2016, by and between the Company and Bryan Christiansen	10-Q	001-36642	10.2	May 8, 2018
10.25††	Credit Agreement, dated as of August 6, 2019, by and among Vivint Solar Financing VI, LLC, Bank of America, N.A. and the other parties named therein	10-Q	001-36642	10.1	November 6, 2019
10.26†	Fixed Rate Loan Agreement, dated as of January 5, 2017, by and among, Vivint Solar Financing III, LLC, the lenders party thereto, and Wells Fargo Bank, National Association	10-K	001-36642	10.38	March 16, 2017
10.27	Indenture dated as of June 11, 2018 between Vivint Solar Financing V, LLC and Wells Fargo Bank, National Association	10-Q	001-36642	10.1	August 7, 2018

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.28	Indenture dated as of June 11, 2018 between Vivint Solar Financing IV, LLC and Wells Fargo Bank, National Association	10-Q	001-36642	10.2	August 7, 2018
10.29†	Loan Agreement, among Vivint Solar Asset 1 Project Company, LLC, Wells Fargo Bank, National Association, and the parties named therein, dated as of August 3, 2018	10-Q/A	001-36642	10.1	March 4, 2019
10.30††	Loan Agreement, dated as of May 31, 2019, by and among Vivint Solar Asset 2 Project Company, LLC, Wells Fargo Bank, National Association, and the other parties named therein	10-Q	001-36642	10.1	August 8, 2019
10.31††*	Loan and Security Agreement, dated as of December 18, 2019, by and among Vivint Solar ABL, LLC, Bank of America, N.A. and other parties named therein
10.32	Stockholders Agreement, dated as of October 6, 2014, by and among the Company and other parties therein	10-K	001-36642	10.24	March 13, 2015
10.33	Master Intercompany Framework Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.1	November 12, 2014
10.34	Transition Services Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.2	November 12, 2014
10.35	Product Development and Supply Agreement, dated as of September 30, 2014, by and between Vivint Solar Developer, LLC and Vivint, Inc.	10-Q	001-36642	10.4	November 12, 2014
10.36	Trademark Assignment Agreement, dated as of September 30, 2014, by and between Vivint Solar Licensing LLC and Vivint, Inc.	10-Q	001-36642	10.6	November 12, 2014
10.37	Trademark Assignment Agreement, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.7	November 12, 2014
10.38	Bill of Sale and Assignment, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.9	November 12, 2014
10.39	Limited Liability Company Agreement of Vivint Solar Licensing, LLC, dated as of September 30, 2014, by and between the Company and Vivint, Inc.	10-Q	001-36642	10.10	November 12, 2014
10.40	Trademark License Agreement, dated as of September 30, 2014, by and between the Company and Vivint Solar Licensing, LLC	10-Q	001-36642	10.11	November 12, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.41*	Amended and Restated Sales Dealer Agreement, dated as of March 4, 2020, by and between Vivint Solar Developer, LLC and Vivint Smart Home, Inc.
10.42††*	Recruiting Services Agreement, dated as of March 4, 2020, between Vivint Solar Developer, LLC and Vivint Smart Home, Inc.
10.43	Lease Agreement, dated as of August 12, 2014, by and between the Company and T-Stat One, LLC	S-1/A	333-198372	10.48	September 18, 2014
10.44	First Amendment to Lease, dated as of July 20, 2015, by and between the Company and T-Stat One, LLC	10-K	001-36642	10.52	March 16, 2017
10.45	Second Amendment to Lease, dated as of October 4, 2016, by and between the Company and T-Stat One, LLC	10-K	001-36642	10.53	March 16, 2017
10.46	Third Amendment to Lease, dated as of February 22, 2019, by and between the Company and T-Stat One, LLC	10-K	001-36642	10.49	March 5, 2019
10.47†	Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of July 16, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.	S-1/A	333-198372	10.29	September 18, 2014
10.48†

First Amendment to the Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of September 12, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.

		S-1/A	333-198372	10.29A	September 18, 2014
10.49

Second Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of August 31, 2013, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings Finance Co. L.L.C.

		S-1	333-198372	10.29B	September 18, 2014
10.50†	Third Amendment to Limited Liability Company Agreement of Vivint Solar Mia Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Mia Manager, LLC and Blackstone Holdings I, L.P.	10-Q	001-36642	10.2	May 14, 2015
10.51†	Development, EPC and Purchase Agreement, dated as of July 16, 2013, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC	S-1/A	333-198372	10.30	September 18, 2014

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.52

First Amendment to Development, EPC and Purchase Agreement, dated as of January 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC

		S-1/A	333-198372	10.30A	September 18, 2014
10.53

Second Amendment to Development, EPC and Purchase Agreement, dated as of April 25, 2014, by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Mia Project Company, LLC

		S-1/A	333-198372	10.30B	September 18, 2014
10.54	Third Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Mia Project Company, LLC	10-Q	001-36642	10.4	May 14, 2015
10.55	Maintenance Services Agreement, dated as of July 16, 2013, by and between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC	S-1/A	333-198372	10.31	September 18, 2014
10.56	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Mia Project Company, LLC	10-Q	001-36642	10.3	May 14, 2015
10.57	Guaranty, dated as of July 16, 2013, by the Company in favor of Blackstone Holdings Finance Co. L.L.C. and Vivint Solar Mia Project Company, LLC	S-1	333-198372	10.32	September 18, 2014
10.58†	Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of November 5, 2013, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation	S-1/A	333-198372	10.33	September 18, 2014
10.59†

First Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of January 13, 2014, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation

		S-1/A	333-198372	10.33A	September 18, 2014
10.60	Second Amendment to Limited Liability Company Agreement of Vivint Solar Aaliyah Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Aaliyah Manager, LLC and Stoneco IV Corporation	10-Q	001-36642	10.5	May 14, 2015

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.61†	Development, EPC and Purchase Agreement, dated as of November 5, 2013, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC	S-1/A	333-198372	10.34	September 18, 2014
10.62

First Amendment to Development, EPC and Purchase Agreement, dated as of January 13, 2014, by and among, Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC

		S-1/A	333-198372	10.34A	September 18, 2014
10.63†

Second Amendment to Development, EPC and Purchase Agreement, dated as of February 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc., and Vivint Solar Aaliyah Project Company, LLC

		S-1/A	333-198372	10.34B	September 18, 2014
10.64	Third Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Aaliyah Project Company, LLC	10-Q	001-36642	10.7	May 14, 2015
10.65	Maintenance Services Agreement, dated as of November 5, 2013, by and between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC	S-1/A	333-198372	10.35	September 18, 2014
10.66	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Aaliyah Project Company, LLC	10-Q	001-36642	10.6	May 14, 2015
10.67	Guaranty, dated as of November 5, 2013, by the Company in favor of Stoneco IV Corporation, LLC and Vivint Solar Aaliyah Project Company, LLC	S-1	333-198372	10.36	September 18, 2014
10.68†	Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC, dated as of February 13, 2014, by and between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I L.P.	S-1/A	333-198372	10.37	September 18, 2014
10.69	First Amendment to Limited Liability Company Agreement of Vivint Solar Rebecca Project Company, LLC, dated as of April 15, 2015, by and between Vivint Solar Rebecca Manager, LLC and Blackstone Holdings I, L.P.	10-Q	001-36642	10.8	May 14, 2015

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
10.70†	Development, EPC and Purchase Agreement, dated as of February 13, 2014, by and among Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC	S-1/A	333-198372	10.38	September 18, 2014
10.71	First Amendment to Development, EPC and Purchase Agreement, dated as of April 15, 2015, by and between Vivint Solar Developer, LLC, Vivint Solar Holdings, Inc. and Vivint Solar Rebecca Project Company, LLC	10-Q	001-36642	10.10	May 14, 2015
10.72	Maintenance Services Agreement, dated as of February 13, 2014, by and between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC	S-1/A	333-198372	10.39	September 18, 2014
10.73	First Amendment to Maintenance Services Agreement, dated as of April 15, 2015, by and between Vivint Solar Provider, LLC and Vivint Solar Rebecca Project Company, LLC	10-Q	001-36642	10.9	May 14, 2015
10.74	Guaranty, dated as of February 13, 2014, by the Company in favor of Blackstone Holdings I L.P. and Vivint Solar Rebecca Project Company, LLC	S-1	333-198372	10.40	September 18, 2014
10.75	Subscription Agreement, dated as of August 14, 2014, by and between the Company and 313 Acquisition LLC	S-1	333-198372	10.41	August 26, 2014
10.76	Subscription Agreement, dated as of September 3, 2014, by and between the Company and the investors named therein	S-1/A	333-198372	10.43	September 18, 2014
21.1*	List of subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Legend:
+	Indicates a management contract or compensatory plan.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
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

Vivint Solar, Inc.

Date: March 10, 2020	By:	/s/ David Bywater
David Bywater
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Bywater	Chief Executive Officer, Director	March 10, 2020
David Bywater	(Principal Executive Officer)

/s/ Dana Russell	Chief Financial Officer and Executive Vice President	March 10, 2020
Dana Russell	(Principal Accounting and Financial Officer)

/s/ David F. D’Alessandro	Director	March 10, 2020
David F. D’Alessandro

/s/ Bruce McEvoy	Director	March 10, 2020
Bruce McEvoy

/s/ Jay D. Pauley	Director	March 10, 2020
Jay D. Pauley

/s/ Todd R. Pedersen	Director	March 10, 2020
Todd R. Pedersen

/s/ Joseph S. Tibbetts, Jr.	Director	March 10, 2020
Joseph S. Tibbetts, Jr.

/s/ Peter F. Wallace	Director	March 10, 2020
Peter F. Wallace