Form 10-Q
period 2020-03-31
Vivint Solar, Inc.
filed 2020-05-07
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 1, 2020, the registrant had 124,670,197 shares of common stock, $0.01 par value per share, outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$131,077	$166,048
Accounts receivable, net	25,952	24,314
Inventories	14,383	20,576
Prepaid expenses and other current assets	33,838	41,137
Total current assets	205,250	252,075
Restricted cash and cash equivalents	94,611	89,892
Solar energy systems, net	1,854,904	1,759,861
Property and equipment, net	20,888	17,500
Other non-current assets, net	683,012	680,062
TOTAL ASSETS(1)	$2,858,665	$2,799,390
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$52,355	$59,007
Distributions payable to non-controlling interests and redeemable non-controlling interests	7,474	10,253
Accrued compensation	28,892	34,149
Current portion of long-term debt	24,396	16,405
Current portion of deferred revenue	24,631	40,715
Current portion of finance lease obligation	2,497	2,274
Accrued and other current liabilities	72,410	78,539
Total current liabilities	212,655	241,342
Long-term debt, net of current portion	1,548,228	1,483,256
Deferred revenue, net of current portion	20,383	17,631
Finance lease obligation, net of current portion	6,669	6,443
Deferred tax liability, net	604,473	583,695
Other non-current liabilities	137,245	74,423
Total liabilities(1)	2,529,653	2,406,790
Commitments and contingencies (Note 19)
Redeemable non-controlling interests	116,481	115,384
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 shares authorized, 124,670 shares issued and outstanding as of March 31, 2020; 1,000,000 shares authorized, 123,056 shares issued and outstanding as of December 31, 2019	1,247	1,231
Additional paid-in capital	596,589	591,639
Accumulated other comprehensive loss	(39,621)	(20,436)
Accumulated deficit	(422,546)	(381,961)
Total stockholders’ equity	135,669	190,473
Non-controlling interests	76,862	86,743
Total equity	212,531	277,216
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$2,858,665	$2,799,390

(1)

The Company’s assets as of March 31, 2020 and December 31, 2019 include $2,287.7 million and $2,194.3 million consisting of assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include cash and cash equivalents of $59.5 million and $82.8 million as of March 31, 2020 and December 31, 2019; accounts receivable, net, of $16.0 million and $8.9 million as of March 31, 2020 and December 31, 2019; prepaid expenses and other current assets of $1.4 million and $1.7 million as of March 31, 2020 and December 31, 2019; restricted cash and cash equivalents of $9.7 million and $8.9 million as of March 31, 2020 and December 31, 2019; solar energy systems, net, of $1,645.5 million and $1,587.4 million as of March 31, 2020 and December 31, 2019; and other non-current assets, net of $555.6 million and $504.7 million as of March 31, 2020 and December 31, 2019. The Company’s liabilities as of March 31, 2020 and December 31, 2019 include $264.6 million and $233.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $7.5 million and $10.3 million as of March 31, 2020 and December 31, 2019; accrued and other current liabilities of $6.4 million and $6.4 million as of March 31, 2020 and December 31, 2019; long-term debt of $233.4 million and $201.6 million as of March 31, 2020 and December 31, 2019; deferred revenue of $16.7 million and $14.8 million as of March 31, 2020 and December 31, 2019; and other non-current liabilities of $0.6 million and $0.3 million as of March 31, 2020 and December 31, 2019. For further information see Note 14—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Customer agreements and incentives	$51,276	$39,603
Solar energy system and product sales	39,875	29,768
Total revenue	91,151	69,371
Cost of revenue:
Cost of revenue—customer agreements and incentives	52,823	40,191
Cost of revenue—solar energy system and product sales	22,048	17,263
Total cost of revenue	74,871	57,454
Gross profit	16,280	11,917
Operating expenses:
Sales and marketing	39,608	29,634
Research and development	556	469
General and administrative	28,026	23,049
Total operating expenses	68,190	53,152
Loss from operations	(51,910)	(41,235)
Interest expense, net	21,632	19,127
Other expense, net	28,358	1,385
Loss before income taxes	(101,900)	(61,747)
Income tax expense	23,414	27,487
Net loss	(125,314)	(89,234)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(85,054)	(62,992)
Net loss attributable to common stockholders	$(40,260)	$(26,242)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.32)	$(0.22)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic and diluted	123,922	120,307

 See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to common stockholders	$(40,260)	$(26,242)
Other comprehensive loss:
Unrealized losses on cash flow hedging instruments (net of tax effect of $(7,401) and $(1,777))	(19,836)	(4,883)
Less: Interest expense on derivatives recognized into earnings (net of tax effect of $(243) and $(86))	(651)	(236)
Total other comprehensive loss	(19,185)	(4,647)
Comprehensive loss	$(59,445)	$(30,889)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

(Unaudited)

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended March 31, 2020	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — December 31, 2019	$115,384	123,056	$1,231	$591,639	$(20,436)	$(381,961)	$190,473	$86,743	$277,216
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(325)	(325)	—	(325)
Stock-based compensation expense	—	—	—	3,939	—	—	3,939	—	3,939
Issuance of common stock, net of tax withholdings	—	1,614	16	1,011	—	—	1,027	—	1,027
Contributions from non-controlling interests and redeemable non-controlling interests	15,703	—	—	—	—	—	—	70,046	70,046
Distributions to non-controlling interests and redeemable non-controlling interests	(996)	—	—	—	—	—	—	(8,483)	(8,483)
Total other comprehensive loss	—	—	—	—	(19,185)	—	(19,185)	—	(19,185)
Net loss	(13,610)	—	—	—	—	(40,260)	(40,260)	(71,444)	(111,704)
Balance — March 31, 2020	$116,481	124,670	$1,247	$596,589	$(39,621)	$(422,546)	$135,669	$76,862	$212,531

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended March 31, 2019	Interests	Shares	Amount	Capital	Income	Deficit	Equity	Interests	Equity
Balance — December 31, 2018	$119,572	120,114	$1,201	$574,248	$(7,223)	$(279,631)	$288,595	$73,617	$362,212
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(155)	(155)	—	(155)
Stock-based compensation expense	—	—	—	3,679	—	—	3,679	—	3,679
Issuance of common stock, net	—	498	5	34	—	—	39	—	39
Contributions from non-controlling interests and redeemable non-controlling interests	9,813	—	—	—	—	—	—	74,555	74,555
Distributions to non-controlling interests and redeemable non-controlling interests	(2,191)	—	—	—	—	—	—	(5,567)	(5,567)
Total other comprehensive income	—	—	—	—	(4,647)	—	(4,647)	—	(4,647)
Net loss	(8,527)	—	—	—	—	(26,242)	(26,242)	(54,465)	(80,707)
Balance — March 31, 2019	$118,667	120,612	$1,206	$577,961	$(11,870)	$(306,028)	$261,269	$88,140	$349,409

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,314)	$(89,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,224	17,659
Deferred income taxes	27,937	27,727
Stock-based compensation	3,939	3,679
Loss on solar energy systems and property and equipment	4,811	1,233
Noncash interest and other expense	1,553	1,645
Reduction in lease pass-through financing obligation	(712)	(695)
Losses on interest rate swaps	28,358	1,384
Changes in operating assets and liabilities:
Accounts receivable, net	(1,948)	(5,785)
Inventories	6,193	1,725
Prepaid expenses and other current assets	6,227	2,746
Other non-current assets, net	(51,116)	(26,539)
Accounts payable	5,062	1,876
Accrued compensation	(5,460)	(4,068)
Deferred revenue	(13,332)	(2,731)
Accrued and other liabilities	(3,284)	(615)
Net cash used in operating activities	(95,862)	(69,993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(79,190)	(64,526)
Payments for property and equipment	(2,361)	(291)
Proceeds from disposals of solar energy systems and property and equipment	890	649
Purchase of intangible assets	(228)	—
Net cash used in investing activities	(80,889)	(64,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	85,749	84,368
Distributions paid to non-controlling interests and redeemable non-controlling interests	(12,258)	(9,013)
Proceeds from long-term debt	77,373	61,355
Payments on long-term debt	(5,073)	(5,593)
Proceeds from lease pass-through financing obligation	877	864
Principal payments on finance lease obligations	(1,196)	(271)
Net proceeds from issuance of common stock	1,027	39
Net cash provided by financing activities	146,499	131,749
NET DECREASE IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	(30,252)	(2,412)
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	255,940	290,896
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$225,688	$288,484
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in changes in accounts payable, accrued compensation and accrued and other liabilities	$46,702	$40,256
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,230	$6,910
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,664	$1,053

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Vivint Solar, Inc. and its subsidiaries are collectively referred to as the “Company.” The Company most commonly offers solar energy to residential customers through long-term customer contracts, such as power purchase agreements (“PPAs”) and legal-form leases (“Solar Leases”). The Company also offers its customers the option to purchase solar energy systems (“System Sales”) through third-party loan offerings or a cash purchase. The Company enters into customer contracts through a sales organization that historically has primarily used a direct-to-home sales model. The long-term customer contracts under PPAs and Solar Leases have typically been for 20 years, but beginning in the first quarter of 2020, 25-year contracts are also being offered. These contracts require the customer to make monthly payments to the Company.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or other future year.

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

Liquidity

The Company requires cash to finance the deployment of solar energy systems. As of the date of this filing, the Company will require additional sources of cash beyond current cash balances and currently available financing facilities to fund long-term planned growth. If the Company is unable to secure additional financing when needed, or upon desirable terms, the Company may be unable to finance installation of customers’ solar energy systems in a manner consistent with past performance, cost of capital could increase, or the Company may be required to significantly reduce the scope of operations, any of which would have a material adverse effect on its business, financial condition, results of operations and prospects.

The impact of COVID-19 has resulted in changes to the capital markets, which have negatively affected the Company’s liquidity position. The timing and type of funding the Company expected to obtain as part of its planned business processes has been disrupted. As a result, the Company has initiated other funding alternatives to allow the Company to continue business activities for at least the next 12 months from the date of this filing. These funding alternatives may prove to be more expensive, less favorable options than previously expected. The Company expects to obtain additional capital needed to resume growth and normal operations and provide the capital to satisfy its liquidity needs beyond one year. However, there continues to be significant uncertainty about the duration and long-term effects of COVID-19 and it is possible the effects of COVID-19 may further impact the Company’s liquidity and its ability to operate as it has historically. The Company may also continue to be limited in its ability to contact customers and install new solar energy systems. There is also a risk that the Company’s alternative fund-raising activities are unsuccessful.

Management has taken actions to mitigate the negative impacts of COVID-19, and to alleviate some risk to the Company’s liquidity. These actions include, but are not limited to, cost reduction initiatives such as decreasing a significant portion of its workforce through furloughs and layoffs, salary reductions, temporarily closing warehouses and sales offices, eliminating expenditures, and deferring cash tax payments through the CARES Act. However, these efforts may not prove to be sufficient given the present uncertainties about the duration and severity of the COVID-19 pandemic.

Performance Obligation—Solar Energy System and Product Sales

For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed into service. The Company allocates a portion of the transaction price to the monitoring services by estimating the standalone selling price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of March 31, 2020 and December 31, 2019, the Company had allocated deferred revenue of $5.3 million and $4.7 million to monitoring services that will be recognized over the term of the monitoring services.

Measurement of Credit Losses on Financial Instruments

The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”) on January 1, 2020. The objective of this update is to provide users of financial statements with more useful information by changing the incurred loss methodology for recognizing credit losses to a more forward-looking methodology that reflects expected credit losses. Under Topic 326, the Company’s accounts receivable and certain contract assets are considered financial assets measured at an amortized cost basis and will be presented at the net amount expected to be collected using this updated methodology. Utilizing the Company’s historical default rate and reviewing current economic conditions, the Company estimated the allowance for credit losses that would be required. The Company applied Topic 326 through a modified retrospective approach with a cumulative-effect adjustment of approximately $0.3 million to retained earnings as of January 1, 2020. The Company evaluates its allowance for credit losses at each reporting period and adjusts as necessary in accordance with principles of Topic 326. When evaluating its allowance for credit losses as of March 31, 2020, the Company considered the impact COVID-19 will have its financial assets based on information available to the Company. For the three months ended March 31, 2020, the Company recorded additional reserves of $0.7 million related to Topic 326.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional temporary expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or other rates affected by reference rate reform if certain criteria are met. This ASU is effective now through December 31, 2022. The Company has long-term debt facilities and hedging instruments that are linked to LIBOR and currently anticipates using certain of the optional expedients available under this ASU. The Company is still evaluating the impact of this update on its condensed consolidated financial statements and related disclosures.

3.	Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities included on the condensed consolidated balance sheets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Liabilities	$—	$79,526	$—	$79,526
Interest rate swaps

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$3,245	$—	$3,245

Financial Liabilities
Interest rate swaps	$—	$28,070	$—	$28,070

The interest rate swaps (Level 2) were valued using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. Financial liabilities as of March 31, 2020 include interest rate swaps for the Warehouse Facility, which are not designated as hedges, and interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. Financial assets as of December 31, 2019 included interest rate swaps for the Warehouse Facility, which are not designated as hedges. Financial liabilities as of December 31, 2019 included interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. See Note 11—Debt Obligations for additional details about these debt instruments.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$845,952	$845,952	$894,907	$894,907
Fixed-rate long-term debt	751,163	778,936	629,908	702,895
Subtotal long-term debt	1,597,115	$1,624,888	1,524,815	$1,597,802
Unamortized debt issuance costs	(24,491)		(25,154)
Total long-term debt	$1,572,624		$1,499,661

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

4.	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Solar energy systems held for sale	$13,701	$19,892
Photovoltaic installation products	682	684
Total inventories	$14,383	$20,576

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
System equipment costs	$1,994,247	$1,926,809
Less: Accumulated depreciation	(220,108)	(205,338)
	1,774,139	1,721,471
Solar energy system inventory	80,765	38,390
Solar energy systems, net	$1,854,904	$1,759,861

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation expense related to solar energy systems of $14.8 million and $13.1 million for the three months ended March 31, 2020 and 2019.

6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	March 31,	December 31,
	Useful Lives	2020	2019
Leasehold improvements	1-12 years	$12,048	$10,458
Vehicles acquired under finance leases	3-4 years	11,622	10,280
Furniture and computer and other equipment	3-5 years	6,149	5,021
		29,819	25,759
Less: Accumulated depreciation and amortization		(8,931)	(8,259)
Property and equipment, net		$20,888	$17,500

The Company recorded depreciation and amortization expense related to property and equipment of $1.2 million and $0.1 million for the three months ended March 31, 2020 and 2019.

7.	Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Costs to obtain contracts	$668,604	$615,385
Accumulated amortization of costs to obtain contracts	(75,739)	(70,170)
Operating lease right-of-use assets	48,986	39,118
Sales incentives	10,112	10,008
Debt issuance costs	9,049	9,936
Prepaid insurance	6,174	6,541
Solar Lease straight-line asset	5,844	5,722
Advances receivable from sales professionals	5,541	6,395
Prepaid inventory	—	50,104
Other non-current assets	4,441	7,023
Total other non-current assets	$683,012	$680,062

The Company recorded amortization of costs to obtain contracts of $5.6 million and $3.9 million for the three months ended March 31, 2020 and 2019. Costs to obtain contracts are amortized over the initial terms of customer contracts, which are either 20 years or 25 years.

8.	Intangible Assets

Net intangible assets are included in other non-current assets, net and consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Cost:
Internal-use software	$2,825	$2,596
Developed technology	522	522
Trademarks/trade names	201	201
Total carrying value	3,548	3,319
Accumulated amortization:
Internal-use software	(253)	(105)
Developed technology	(404)	(393)
Trademarks/trade names	(123)	(119)
Total accumulated amortization	(780)	(617)
Total intangible assets, net	$2,768	$2,702

The Company recorded $0.2 million and $0.1 million of amortization expense for the three months ended March 31, 2020 and 2019, which is included within general and administrative expense on the condensed consolidated statements of operations.

9.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued payroll	$14,395	$18,633
Accrued commissions	14,497	15,516
Total accrued compensation	$28,892	$34,149

10.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued unused commitment fees and interest	$18,347	$16,995
Litigation Settlement	11,622	12,780
Current portion of operating lease liabilities	8,886	8,436
Accrued workers' compensation	7,803	7,166
Accrued professional fees	6,479	5,546
Current portion of lease pass-through financing obligation	4,764	5,147
Workmanship accrual	4,239	4,217
Sales, use and property taxes payable	3,528	4,321
External customer experience services	1,488	1,984
Accrued Inventory	163	4,667
Other accrued expenses	5,091	7,280
Total accrued and other current liabilities	$72,410	$78,539

11.	Debt Obligations

Debt obligations consisted of the following as of March 31, 2020 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$448,277	$(68)	$(8,220)	$5,588	$434,401	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	336,766	(5)	(5,806)	295	330,660	—	5.0	August 2023
2017 Term loan facility	177,437	(153)	(4,214)	6,568	166,502	—	6.0	January 2035
2018 Forward flow loan facility	124,188	(94)	(3,031)	3,660	117,403	—	4.7	November 2039
2019 Forward flow loan facility	115,186	(7)	(2,805)	268	112,106	34,814	4.7	(4)
Credit agreement	1,261	(1)	(87)	17	1,156	—	6.5	February 2023
Revolving lines of credit(5)
Warehouse facility	280,000	—	—	—	280,000	45,000	4.3	August 2023
Asset Financing Facility(6)	114,000	—	—	8,000	106,000	66,362	4.5	June 2023
Total debt	$1,597,115	$(328)	$(24,163)	$24,396	$1,548,228	$146,176

Debt obligations consisted of the following as of December 31, 2019 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$448,277	$(69)	$(8,414)	$3,639	$436,155	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	338,294	(5)	(6,133)	1,245	330,911	—	5.5	August 2023
2017 Term loan facility	180,365	(164)	(4,235)	7,882	168,084	—	6.0	January 2035
2018 Forward flow loan facility	124,800	(99)	(3,083)	3,622	117,996	—	4.7	November 2039
2019 Forward flow loan facility	82,813	—	(2,857)	—	79,956	67,187	4.7	(4)
Credit agreement	1,266	(2)	(93)	17	1,154	—	6.5	February 2023
Revolving lines of credit(5)
Warehouse facility	250,000	—	—	—	250,000	75,000	4.3	August 2023
Asset Financing Facility(6)	99,000	—	—	—	99,000	81,362	5.2	June 2023
Total debt	$1,524,815	$(339)	$(24,815)	$16,405	$1,483,256	$223,549

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

(3)	The interest rate of these notes is partially hedged to an effective interest rate of 6.0% for $322.1 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of March 31, 2020.

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

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of March 31, 2020, the Company had $16.4 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

Solar Asset Backed Notes, Series 2018-2

In June 2018, a wholly owned subsidiary of the Company issued an aggregate principal amount of $296.0 million of Solar Asset Backed Notes, Series 2018-2, Class A (the “2018-2 Class A Notes”) and an aggregate principal amount of $49.0 million of Solar Asset Backed Notes, Series 2018-2, Class B (the “2018-2 Class B Notes” and together with the 2018-2 Class A Notes, the “2018-2 Notes”). The 2018-2 Class A Notes accrue interest at a variable spread over LIBOR that is intended to result in a weighted average spread for all 2018-2 Notes of 2.95%. The 2018-2 Class B Notes accrue interest at a spread over LIBOR of 4.75% or, if no 2018-2 Class A Notes are outstanding, 2.95%. The Company entered into an interest rate swap concurrent with the issuance of the 2018-2 Notes that results in an implied all-in interest rate of approximately 5.95%. See Note 13—Derivative Financial Instruments. The 2018-2 Notes have a stated maturity of August 29, 2023.

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events and certain liquidity requirements. As of March 31, 2020, the Company had $28.1 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of March 31, 2020, the Company had $20.6 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2018 Forward Flow Loan Facility

In August 2018, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2018 Forward Flow Loan Facility”) pursuant to which the Company borrowed an aggregate principal amount of $124.8 million. The Company was permitted to make multiple borrowings under the 2018 Forward Flow Loan Facility during the availability period. In November 2019, all outstanding loans under the 2018 Forward Flow Facility were aggregated into a single term loan with a maturity date of November 20, 2039. Interest on the aggregated term loan accrues at an annual fixed rate of 4.7%. The interest rate of the aggregated term loan is a blended rate based on weighted draws during the availability period. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of March 31, 2020, the Company had $6.5 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2019 Forward Flow Loan Facility

In May 2019, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2019 Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million. The Company may make multiple borrowings under the 2019 Forward Flow Loan Facility during the availability period, which will continue no later than November 20, 2020. After the availability period, all outstanding loans under the 2019 Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. On any anniversary of the date of aggregation occurring from and after the sixth such anniversary, upon notice to the lenders, the Company may borrow additional loans under the 2019 Forward Flow Loan Facility if the Company is projected to have sufficient net cash flow to service such additional debt. If any lender declines to fund such additional loans, the Company will have the right to prepay outstanding loans from such lender in an amount equal to 102.5% of such loans, plus accrued and unpaid interest, without any make-whole amount. Interest on each loan will accrue at an annual rate equal to the greater of (a) 4.70% and (b) the U.S. Treasury rate for the weighted-average life of such loan, plus an applicable margin equal to 2.35%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of March 31, 2020, the Company had $3.2 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Warehouse Facility

In August 2019, a wholly owned subsidiary of the Company entered into a floating rate revolving warehouse facility (the “Warehouse Facility”) pursuant to which it may borrow up to an aggregate principal amount of $325.0 million, expandable up to $400.0 million, from certain financial institutions for which Bank of America, N.A. is acting as administrative agent and collateral agent. During the period in which the Company may make borrowings under the Warehouse Facility, which is currently anticipated to continue until August 2022, interest on borrowings accrues at an annual rate equal to the applicable adjusted LIBOR rate plus 2.375%. Thereafter, interest will accrue at an annual rate equal to the applicable adjusted LIBOR rate plus 3.375%. In addition, the Company is required to maintain interest rate hedging arrangements such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate or other interest rate protection. Initially, subject to the terms of the Warehouse Facility, only interest payments are due on a quarterly basis, through the availability period, and then certain principal and interest payments may be due. These payments will occur on the 15th of January, April, July and October of each year, subject to the occurrence of certain events, including a borrowing base deficiency and dispositions with respect to any of the collateral. Principal and interest payable under the Warehouse Facility mature in four years and optional prepayments, in whole or in part, are permitted under the Warehouse Facility no more than once per month, without premium or penalty apart from any customary LIBOR breakage provisions. As of March 31, 2020, the Company had $6.9 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Asset Financing Facility

In December 2019, a wholly owned subsidiary of the Company entered into a loan and security agreement (the “Asset Financing Facility”) with certain financial institutions for which Bank of America, N.A. is acting as administrative agent and collateral agent, under which the Company may incur up to an aggregate principal amount of $200.0 million in revolver borrowings. The Asset Financing Facility matures in June 2023. In addition to the outstanding borrowings as of December 31, 2019, the Company had established letters of credit under the Asset Financing Facility for up to $19.6 million related to insurance and retail contracts. Borrowings under the Asset Financing Facility may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.5%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.0%, subject to a 0.0% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25% plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.0% floor. In addition to customary covenants for this type of facility, the Company is subject to a financial covenant and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by the Company in accordance with any loan documents governing its recourse debt facilities. As of March 31, 2020, the Company was in compliance with such covenants. Additionally, as of March 31, 2020, the Company had $2.8 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

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

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$714	$294
Interest on lease liabilities	153	26
Operating lease cost	3,393	2,770
Short-term lease cost	364	722
Total lease cost	$4,624	$3,812

Other information
Finance leases:
Operating cash outflows from finance leases	$153	$26
Financing cash outflows from finance leases	$1,196	$271
Right-of-use assets obtained in exchange for new finance lease liabilities	$1,664	$1,053
Weighted-average remaining lease term - finance leases (in years)	3.4	2.9
Weighted-average discount rate - finance leases	7.0%	7.8%
Operating leases:
Operating cash outflows from operating leases	$3,341	$2,826
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,230	$6,910
Weighted-average remaining lease term - operating leases (in years)	8.9	9.6
Weighted-average discount rate - operating leases	7.4%	8.0%

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

Future minimum lease payments for the Company’s finance leases as of March 31, 2020 were as follows (in thousands):

2020	$2,532
2021	2,949
2022	2,823
2023	1,846
2024	84
Thereafter	—
Total minimum lease payments	10,234
Less: interest	1,068
Present value of finance lease obligations	9,166
Less: current portion	2,497
Long-term portion	$6,669

Operating Leases

The Company has entered into lease agreements for offices, warehouses and related equipment located in states in which the Company conducts operations. The Company’s operating lease agreements typically include options to extend the lease term and typically do not include purchase options. The Company includes lease extension options in the right-of-use asset and lease liability when the Company is reasonably certain it will exercise the options. The rates implicit in the Company’s operating leases are not readily determinable. As such, the Company uses its incremental borrowing rate to calculate the present value of its operating lease liabilities. For all non-cancellable lease arrangements, there are no bargain renewal options, penalties for failure to renew, or any guarantee by the Company of the lessor’s debt or a loan from the Company to the lessor related to the leased property.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows (in thousands):

2020	$9,858
2021	10,963
2022	8,532
2023	7,031
2024	6,822
Thereafter	39,374
Total minimum lease payments	82,580
Less: present value impact	23,163
Present value of operating lease obligations	59,417
Less: current portion	8,886
Long-term portion	$50,531

13.	Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	March 31, 2020
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$54,413	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$25,113	Other non-current liabilities

	December 31, 2019
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$28,070	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$3,245	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the Warehouse Facility, the Company is required to maintain interest rate swaps such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate. The Company is required to meet this threshold within five business days after the end of each quarterly period. As of March 31, 2020, the Company had entered into interest rate swaps with an aggregate notional amount of approximately $225.0 million. The Company entered into additional interest rate swaps within five business days of quarter end with an aggregate notional amount of approximately $27.0 million. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense, net.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of March 31, 2020, the notional amount of these interest rate swaps was $322.1 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of accumulated other comprehensive (loss) income (“AOCI”) expected to be reclassified to interest expense within the next 12 months is approximately $7.7 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

The Company records derivatives at fair value. The losses on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$27,237	$6,600

The losses on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended March 31,
	2020		2019
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Total amounts presented in the income statement line items	$21,632	$28,358	$19,127	$1,385

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses reclassified from AOCI into income	$894	$—	$322	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses recognized in income	—	28,358	—	1,384
Total losses	$894	$28,358	$322	$1,384

14.	Investment Funds

The Company has formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. As of March 31, 2020 and December 31, 2019, the aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$59,494	$82,764
Accounts receivable, net	15,971	8,922
Prepaid expenses and other current assets	1,444	1,676
Total current assets	76,909	93,362
Restricted cash and cash equivalents	9,666	8,890
Solar energy systems, net	1,645,537	1,587,354
Other non-current assets, net	555,625	504,668
Total assets	$2,287,737	$2,194,274
Liabilities
Current liabilities:
Accounts Payable	$13	$—
Distributions payable to non-controlling interests and redeemable non-controlling interests	7,474	10,253
Current portion of long-term debt	3,927	3,622
Current portion of deferred revenue	2,166	2,590
Accrued and other current liabilities	6,372	6,394
Total current liabilities	19,952	22,859
Long-term debt, net of current portion	229,509	197,952
Deferred revenue, net of current portion	14,544	12,242
Other non-current liabilities	576	301
Total liabilities	$264,581	$233,354

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of March 31, 2020 and December 31, 2019, the cumulative total of contributions into the VIEs by all investors was $2,035.5 million and $1,949.7 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $43.4 million and $43.8 million as of March 31, 2020 and December 31, 2019.

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

The lease pass-through financing obligation is nonrecourse. As of March 31, 2020 and December 31, 2019, the Company had recorded financing liabilities of $4.6 million in each period related to this fund arrangement, which was the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of March 31, 2020, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $7.7 million and $8.1 million as of March 31, 2020 and December 31, 2019.

From time to time, the Company incurs fees for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. Distributions paid to reimburse fund investors totaled $1.1 million during the three months ended March 31, 2020. As of March 31, 2020, no accrual for additional distributions was required.

As a result of the guaranty arrangements in certain funds, the Company was required to hold a minimum cash balance of $10.0 million as of March 31, 2020 and December 31, 2019, which is classified as restricted cash and cash equivalents.
15.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows (in thousands):

	March 31,	December 31,
	2020	2019
Shares available for grant under equity incentive plans	18,157	13,060
Restricted stock units issued and outstanding	5,466	6,271
Stock options issued and outstanding	4,436	5,421
Long-term incentive plan	2,706	2,706
Total	30,765	27,458

Redeemable Non-Controlling Interests and Non-Controlling Interests

Eight of the investment funds include a right for the non-controlling interest holder to require the Company’s wholly owned subsidiary to purchase all of its membership interests in the fund (each, a “Put Option”). The purchase price for the fund investor’s interest in the eight investment funds under the Put Options is the greater of fair market value at the time the option is exercised and a specified amount, ranging from $2.1 million to $4.1 million. The Put Options for these eight investment funds are exercisable beginning on the date that specified conditions are met for each respective fund. The first of the Put Options are expected to become exercisable beginning in the second quarter of 2021.

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

As of March 31, 2020, a total of 18.2 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.9 million shares became available to grant in January 2020 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the three months ended March 31, 2020 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2019	5,421	$4.21		$17,073
Granted	—	—
Exercised	(961)	1.50
Cancelled	(24)	6.25
Outstanding—March 31, 2020	4,436	$4.79	8.2	$2,250
Options vested and exercisable—March 31, 2020	1,427	$3.79	7.1	$1,497

RSUs

RSU activity for the three months ended March 31, 2020 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2019	6,271	$4.85
Granted	6	6.72
Vested	(654)	3.91
Forfeited	(157)	4.91
Outstanding at March 31, 2020	5,466	$4.97

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$368	$332
Sales and marketing	956	735
General and administrative	2,583	2,584
Research and development	32	28
Total stock-based compensation	$3,939	$3,679

Unrecognized stock-based compensation expense for RSUs and stock options as of March 31, 2020 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$15,112	1.6
Stock options	5,920	1.8
Total unrecognized stock-based compensation expense	$21,032

17.	Income Taxes

The income tax expense for the three months ended March 31, 2020 and 2019 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (23.0)% and (44.5)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three months ended March 31, 2020 and 2019 were primarily attributable to the tax gains recognized on the sale of solar energy systems to investment funds and non-controlling interests and redeemable non-controlling interests. Additionally, the consolidated effective income tax rate for the three months ended March 31, 2020 reflects the benefit from the net operating loss carryback provisions pursuant to the CARES Act.

The Company sells solar energy systems to its investment funds for income tax purposes. As the investment funds are consolidated by the Company, the gain on the sale of the solar energy systems is eliminated in the condensed consolidated financial statements. However, this gain is recognized for tax reporting purposes. The Company accounts for the income tax consequences of these intra-entity transfers, both current and deferred, as a component of income tax expense during the period in which the transfers occur. The Company recognizes income tax effects directly to continuing operations and AOCI pursuant to applicable intraperiod allocation rules. The Company’s policy is to release income tax effects from AOCI using an item-by-item approach when the circumstances upon which they are premised cease to exist.

18.	Related Party Transactions

The Company’s condensed consolidated statements of operations included related party transactions of $0.3 million and $0.8 million within sales and marketing for the three months ended March 31, 2020 and 2019.

Vivint Services

The Company has a number of agreements with its sister company, Vivint Smart Home, Inc. (“Vivint”). The Company has a sales dealer agreement with Vivint, pursuant to which each company will act as a non-exclusive dealer for the other party to market, promote and sell each other’s products. The agreement will continue to automatically renew unless written notice of termination is provided by one of the parties to the other. The Company and Vivint have also agreed to non-solicitation provisions under a recruiting services agreement that matches the term of the sales dealer agreement.

The Company made payments under agreements with Vivint of $1.7 million and $2.4 million for the three months ended March 31, 2020 and 2019. These amounts reflect the level of services provided by Vivint on behalf of the Company.

Under agreements with Vivint, the Company recorded payable balances to Vivint of $0.8 million and $2.2 million in accounts payable as of March 31, 2020 and December 31, 2019.

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $5.7 million and $6.6 million as of March 31, 2020 and December 31, 2019. The Company provided a reserve of $0.5 million and $0.4 million as of March 31, 2020 and December 31, 2019 related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.2 million and $1.4 million as of March 31, 2020 and December 31, 2019, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 14—Investment Funds.

19.Commitments and Contingencies

Letters of Credit

As of March 31, 2020, the Company had established letters of credit under the Asset Financing Facility for up to $19.6 million related to insurance and retail contracts.

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

Residual Commission Payments

The Company pays a portion of sales commissions to its sales professionals on a deferred basis. The amount deferred is based on the value of the system sold by the sales professional and payment is based on the sales professional remaining employed by the Company. As this amount is earned over time, it is not considered an incremental cost of obtaining the contract due to the requirement that the sales professional remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. In the second quarter of 2019, this plan was changed such that no new accounts were added to this deferred payment plan. As of March 31, 2020, the total estimated obligation that is currently not recorded in the Company’s condensed consolidated financial statements, but that will be earned and expensed over the deferment period was $2.5 million.

Legal Proceedings and Regulatory Matters

In February 2018, two former employees, on behalf of themselves and other direct sellers, named the Company in a putative class and Private Attorneys General Act action in San Diego County Superior Court, California, alleging that the Company misclassified those employees and violated other wage and hour laws. The complaint seeks unspecified damages and statutory penalties for the alleged violations. The Company disputes the allegations and has retained counsel to defend it in the litigation. On October 7, 2019, the Company entered into a class action settlement agreement, pursuant to which the Company has agreed to pay $7.25 million to settle the claims in the lawsuit, which was accrued by the Company in general and administrative expense in the third quarter of 2019. The settlement is subject to court approval. On December 6, 2019, the court granted preliminary approval of the settlement. The final settlement approval hearing is currently scheduled for May 22, 2020.

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

In July 2018, an individual filed a putative class action lawsuit in the U.S. District Court for the District of Columbia, purportedly on behalf of himself and other persons who received certain telephone calls. The lawsuit alleges that the Company violated the Telephone Consumer Protection Act and some of its implementing regulations. The complaint seeks statutory penalties for each alleged violation. The Company disputes the allegations in the complaint, has retained counsel and intends to vigorously defend itself in the litigation. In August 2019, the Company reached a settlement in principle to resolve the class action on a nationwide basis for a payment of approximately $1.0 million (including plaintiff’s attorneys’ fees), which was accrued by the Company in general and administrative expense in the third quarter of 2019. On November 8, 2019, the court granted preliminary approval of the settlement. The final settlement approval hearing is scheduled for May 12, 2020.

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

In October 2019, two separate, purported stockholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York purportedly on behalf of themselves and all others similarly situated. The lawsuits allege violations of federal securities laws and seek unspecified compensatory damages, attorneys’ fees and costs. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the putative class. The Company expects that the court-appointed lead plaintiffs will file an amended and consolidated complaint in the action. The Company will respond to the amended and consolidated complaint, and it reserves all of its rights and objections with regard to jurisdictional challenges and venue as well as any other objections and motions related to the amended and consolidated complaint. The Company disputes the plaintiffs’ allegations and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In December 2019, ten customers who signed residential power purchase agreements named the Company in a putative class action lawsuit in the U.S. District Court for the Northern District of California alleging that the agreements contain unlawful termination fee provisions. In March 2020, the court issued an order compelling eight of the plaintiffs to arbitrate their claims. The Company disputes the allegations in the complaint and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

In December 2019, two former installers filed a putative class action wage and hour lawsuit against the Company in the U.S. District Court for the Central District of California. In February 2020, the two installers filed a First Amended Complaint, which added a Private Attorneys General Act (“PAGA”) claim. In March 2020, the plaintiffs dismissed their class and PAGA claims with prejudice and opted to proceed with binding arbitration on their individual claims only.

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

In January 2020, the Company entered into a settlement agreement called an Assurance of Discontinuance (“Settlement”) with the New York Attorney General (“NYAG”). The Settlement requires that the Company adopt certain changes to its sales and marketing practices in New York and pay approximately $2.0 million to the State of New York in three payments. The Company accrued this amount in its financial statements as of December 31, 2019, and already paid $1.0 million in January 2020. The Settlement required that the Company notify New York customers about the Settlement and their potential rights under it, including the potential rights to have the Company remove their system, leave their property in a watertight condition, cancel contracts, and refund amounts paid, and/or to repair property damage. The NYAG will be the final arbiter of any disputes as to the consumer’s eligibility for relief. The Company has accrued another $2.0 million for this potential liability in general and administrative expenses for the period ending December 31, 2019, which represents the Company’s current best estimate of potential loss. Future adjustments to the Company’s current accrual, which currently cannot be estimated, could adversely impact the Company’s operating results in the period(s) in which any such adjustments are made. Actual expenses may deviate materially from the Company’s estimate.

In March 2020, a shareholder filed a derivative action against various officers and directors of the Company in the Delaware Chancery Court, alleging that they breached their duties of loyalty, care, and good faith. The Company is named as a nominal defendant. The defendants dispute the allegations in the complaint and have retained counsel to represent them in the litigation. The Company was served with the complaint in April 2020. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(40,260)	$(26,242)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	123,922	120,307
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.32)	$(0.22)

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

	Three Months Ended
	March 31,
	2020	2019
Restricted stock units	5,466	6,809
Stock options	4,436	5,041
Total	9,902	11,850

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part 1, Item 1 of this report. This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “seek” and other similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

These forward-looking statements include, but are not limited to:

•	the duration and severity of the COVID-19 pandemic;
•	the success of our plans to mitigate the negative economic impacts of COVID-19;
•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of rebates, tax credits and incentives, including changes to the rates of the U.S. federal investment tax credit, or ITC;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint Smart Home, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of equipment and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation, regulatory investigations and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Overview

Our business operations have experienced significant disruptions due to the unprecedented conditions surrounding COVID-19 in the United States, which has required us to modify our business practices. Since March, we have been following the recommendations of state and local health authorities to minimize the exposure risk for team members and customers, including restricting access to our physical offices. Our direct-to-home sales professionals have had to quickly adapt to remote sales practices in response to government restrictions on our activities. As a result of these conditions related to COVID-19, we are currently experiencing a lower level of solar energy system installations compared to recent quarters, although the effects of these lower installation volumes may not be immediately apparent in our condensed consolidated financial statements. The timing and extent to which solar energy installations will remain lower depends on when and to what extent government restrictions related to COVID-19 are relaxed and how our business practices may change as a result of long-term shifts in consumer behavior resulting from the COVID-19 pandemic.

Management has devoted significant time and attention to assessing the potential impact of COVID-19 and related events on our operations and financial position and has developed operational and financial plans to address those matters. We have taken many actions, including, but not limited to, having employees work from home where possible, practicing social distancing in all aspects of our business, reducing our workforce, reducing compensation, temporarily closing warehouses and sales offices, and eliminating expenditures. As a result of these actions, we are currently seeing our expense structure decreasing. The timing and extent to which our expense structure will remain lower depends on when these actions are lifted, when and to what extent government restrictions related to COVID-19 are relaxed, and how our business practices may change as a result of long-term shifts in consumer behavior resulting from the COVID-19 pandemic.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic, and our ability to perform certain functions could be negatively impacted. While the potential impact and duration of the COVID-19 pandemic on the U.S. economy and our industry in particular are difficult to assess or predict, the pandemic has resulted in changes to the capital markets, which have negatively affected the timing and type of funding we expected to obtain as part of our planned business processes and which may further reduce or delay our ability to access capital and negatively affect our liquidity and results of operations. In addition, a recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products, reduce or delay our ability to install our products, impact our supply chain, including the pricing, timing and availability of equipment, or cause a decrease in collections from our customers, among other negative impacts. These events could cause a material adverse effect on our financial position, liquidity, and results of operations. As a result of this uncertainty, it is difficult for us to provide forward-looking statements.

We offer distributed solar energy — electricity generated by a solar energy system installed at or near customers’ locations — to residential customers. Historically, we have primarily offered our products through a customer-focused and neighborhood-driven direct-to-home sales model. During the COVID-19 pandemic we have been following the recommendations of state and local health authorities to minimize the exposure risk for team members and customers, which has required our direct-to-home sales force to quickly adapt to remote sales practices. We believe we are disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation. As a result, we primarily compete with traditional utilities in the markets we serve, and our strategy is to price the energy we sell below prevailing retail electricity rates. The price our customers pay to buy energy from us varies depending on the state where the customer is located, the impact of the local traditional utility, customer price sensitivity, the availability of incentives and rebates, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. We also compete with distributed solar energy system providers for solar energy system sales on the basis of price, service and availability of financing options.

Our primary product offering includes the following:

•

Power Purchase Agreements. Under power purchase agreements, or PPAs, we charge customers a fee per kilowatt hour based on the electricity production of the solar energy system, which is billed monthly. We also offer PPAs that include battery storage systems. PPAs have a term of either 20 or 25 years and are subject to an annual price escalator of 2.9%. Over the term of the PPA, we operate the system and agree to maintain it in good condition. Customers who buy energy from us under PPAs are covered by our workmanship warranty equal to the length of the term of these agreements.

•

Legal-form Leases. Under legal-form leases, or Solar Leases, we charge customers a fixed monthly payment to lease the solar energy system, which is based on a calculation that accounts for expected solar energy generation. Solar Leases have a term of either 20 or 25 years and are typically subject to an annual price escalator of 2.9%, though some markets offer Solar Leases with no annual price escalator. We provide our Solar Lease customers a performance guarantee under which we agree to refund certain payments to the customer if the solar energy system does not meet the guaranteed production level in the prior 12-month period. Over the term of the Solar Lease, we operate the system and agree to maintain it in good condition, and in some markets, we offer to install a battery storage system along with the solar energy system. Customers who lease equipment from us under Solar Leases are covered by our workmanship warranty equal to the length of the term of these agreements.

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

Of the 56.1 megawatts installed in the three months ended March 31, 2020, approximately 63% were installed under PPAs, 25% were installed under Solar Leases and 12% were installed under System Sales. We will continue to maximize the value of the solar energy systems we install as well as continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

Substantially all of our solar energy systems installed through the date of this report have been eligible for ITCs. Pursuant to statute, the ITC rate declined for construction purposes beginning in 2020. If such reductions continue as scheduled, our ability to obtain tax equity financing may be reduced or be available on less advantageous terms. Furthermore, ITCs have historically supported our ability to provide attractive pricing to customers. If the ITC is reduced as contemplated, demand for our solar energy systems and our operating results could be adversely affected if we are unable to offset the impact of such reductions.

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

•

Solar energy system installations. Solar energy system installations represents the number of solar energy systems installed on customers’ premises. Cumulative solar energy system installations represents the aggregate number of solar energy systems that have been installed on customers’ premises. We track the number of solar energy system installations as of the end of a given period as an indicator of our historical growth and as an indicator of our rate of growth from period to period. We expect solar energy installations to be adversely affected by the COVID-19 related restrictions on our business and consumer behavior.

•

Megawatts installed. Megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on customers’ premises in the period. Cumulative megawatts installed represents the aggregate megawatt nameplate capacity of solar energy systems for which panels, inverters, and mounting and racking hardware have been installed on customers’ premises. We expect megawatts installed to be adversely affected by the COVID-19 related restrictions on our business and consumer behavior.

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

•

Estimated gross retained value. Estimated gross retained value represents the net cash flows discounted at 6% that we expect to receive from customers pursuant to PPAs and Solar Leases plus the value of contracted solar renewable energy certificates, or SRECs, net of estimated cash distributions to fund investors, debt associated with our forward flow facilities and estimated operating expenses for systems installed as of the measurement date.

•

Estimated gross retained value under energy contracts. Estimated gross retained value under energy contracts represents the estimated retained value from the solar energy systems during the 20-year or 25-year term of our PPAs and Solar Leases plus the value of contracted SRECs.

•

Estimated gross retained value of renewal. Estimated gross retained value of renewal represents the estimated retained value associated with an assumed 5-year or 10-year renewal term following the expiration of the initial PPA or Solar Lease term. To calculate estimated retained value of renewal, we assume all PPAs and Solar Leases are renewed at 90% of the contractual price in effect at the expiration of the initial term.

•

Estimated gross retained value per watt. Estimated gross retained value per watt is calculated by dividing the estimated retained value as of the measurement date by the aggregate nameplate capacity of solar energy systems under PPAs and Solar Leases that have been installed as of such date and is subject to the same assumptions and uncertainties as estimated retained value.

	Three Months Ended
	March 31,
	2020	2019
Solar energy system installations	8,238	6,514
Megawatts installed	56.1	45.6

	March 31,	December 31,
	2020	2019
Cumulative solar energy system installations	196,529	188,291
Cumulative megawatts installed	1,350.1	1,294.0
Estimated nominal contracted payments remaining (in millions)	$4,636.6	$4,434.0
Estimated gross retained value under energy contracts (in millions)	$1,747.7	$1,690.0
Estimated gross retained value of renewal (in millions)	$630.6	$600.7
Estimated gross retained value (in millions)	$2,378.3	$2,290.7
Estimated gross retained value per watt	$1.97	$1.98

Seasonality

We experience seasonal fluctuations in our operations. For example, the amount of revenue we recognize in a given period from PPAs is dependent in part on the amount of energy generated by solar energy systems under such contracts. As a result, customer agreements and incentives revenue is impacted by seasonally shorter daylight hours in winter months. In addition, our ability to install solar energy systems is impacted by weather. For example, we have limited ability to install solar energy systems during the winter months in the Northeastern United States and other areas where winter weather is impactful. Such delays can impact the timing of when we can install and begin to generate revenue from solar energy systems. In addition, COVID-19 has impacted our ability to sell and install solar energy systems. If government restrictions on our activities continue for an extended period of time, are reimposed after being lifted or if customer receptivity to our products and sales channels changes as a result of COVID-19, we may not experience the seasonal strength as in historical periods.

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

Effective January 1, 2020, we adopted Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or Topic 326. The objective of this update is to provide users of financial statements with more useful information by changing the incurred loss methodology for recognizing credit losses to a more forward-looking methodology that reflects expected credit losses. Under Topic 326, our accounts receivable and certain contract assets are considered financial assets measured at an amortized cost basis and will be presented at the net amount expected to be collected using this updated methodology. Utilizing our historical default rate and reviewing current economic conditions, we estimated the allowance for credit losses that would be required. We applied Topic 326 through a modified retrospective approach with a cumulative-effect adjustment of approximately $0.3 million to retained earnings as of January 1, 2020. We evaluate our allowance for credit losses at each reporting period and adjust as necessary in accordance with principles of Topic 326. When evaluating our allowance for credit losses as of March 31, 2020, we considered the impact COVID-19 will have on our financial assets based on information available to us. For the three months ended March 31, 2020, we recorded additional reserves of $0.7 million related to Topic 326.

There have been no other material changes to our critical accounting policies and estimates during the three months ended March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Customer agreements and other incentives	$38,783	$30,208
SREC sales	12,493	9,395
Total customer agreements and incentives	51,276	39,603

System Sales	38,992	29,299
Photovoltaic installation products	883	469
Total solar energy system and product sales	39,875	29,768
Total revenue	$91,151	$69,371

Operating Expenses

We have taken a number of cost reduction initiatives, including decreasing a significant portion of our workforce through furloughs and layoffs, salary reductions, and temporarily closing warehouses and sales offices. However, these efforts may not prove to be successful given the present uncertainties about the duration and severity of the COVID-19 pandemic. In addition, if we are not able to hire, or rehire, our workforce in a timely way as COVID-19 restrictions are loosened and are unable to meet the demand for our solar energy systems, our future operating results and prospects may be adversely affected.

Cost of Revenue—Customer Agreements and Incentives.     Cost of revenue—customer agreements and incentives includes the depreciation of the cost of solar energy systems under long-term customer contracts, which are depreciated for accounting purposes over 30 years. It also includes allocated indirect material and labor costs related to the processing; account creation; design; installation; interconnection and servicing of solar energy systems that are not capitalized, such as personnel costs not directly associated to a solar energy system installation; warehouse rent and utilities; and fleet vehicle executory costs. The cost of customer agreements and incentives also includes allocated facilities and information technology costs. The cost of revenue for the sales of SRECs is limited to broker fees that are paid in connection with certain SREC transactions.

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

Sales and Marketing.     Sales and marketing expenses include personnel costs, such as salaries, benefits, bonuses and stock-based compensation for our corporate sales and marketing employees, certain non-capitalizable commission payments and the amortization of capitalized incremental costs to obtain customer contracts. Sales and marketing expenses also include advertising, promotional and other marketing-related expenses; allocated facilities and information technology costs; travel; professional services and costs related to pre-installation sales activities.

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

Other Expense, net.     Other expense, net primarily consists of changes in fair value for our interest rate swaps not designated as hedges.

Income Tax Expense.     All of our business is conducted in the United States, and therefore income tax expense consists of current and deferred income taxes incurred in U.S federal, state and local jurisdictions.

Net Loss Attributable to Common Stockholders

We determine the net loss attributable to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of March 31, 2020, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Revenue:
Customer agreements and incentives	$51,276	$39,603
Solar energy system and product sales	39,875	29,768
Total revenue	91,151	69,371
Cost of revenue:
Cost of revenue—customer agreements and incentives	52,823	40,191
Cost of revenue—solar energy system and product sales	22,048	17,263
Total cost of revenue	74,871	57,454
Gross profit	16,280	11,917
Operating expenses:
Sales and marketing	39,608	29,634
Research and development	556	469
General and administrative	28,026	23,049
Total operating expenses	68,190	53,152
Loss from operations	(51,910)	(41,235)
Interest expense, net	21,632	19,127
Other expense, net	28,358	1,385
Loss before income taxes	(101,900)	(61,747)
Income tax expense	23,414	27,487
Net loss	(125,314)	(89,234)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(85,054)	(62,992)
Net loss attributable to common stockholders	$(40,260)	$(26,242)

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Revenue:
Customer agreements and incentives	$51,276	$39,603	$11,673
Solar energy system and product sales	39,875	29,768	10,107
Total revenue	$91,151	$69,371	$21,780

Customer Agreements and Incentives. The $11.7 million increase was due in part to a $8.3 million increase in customer agreements revenue as the total megawatts of solar energy systems in service under these long-term customer contracts increased 22% compared to the same period in 2019 and a $3.1 million increase in SREC revenue.

Solar Energy System and Product Sales. The $10.1 million increase was primarily due to an increase in solar energy systems placed in service under System Sales compared to the same period in 2019, primarily resulting from the high level of installations that occurred in the fourth quarter of 2019 as customers took advantage of the 30% ITC before it was reduced to 26% in 2020.

Cost of Revenue

	Three Months Ended
	March 31,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$52,823	$40,191	$12,632
Cost of revenue—solar energy system and product sales	22,048	17,263	4,785
Total cost of revenue	$74,871	$57,454	$17,417

Cost of Revenue—Customer Agreements and Incentives. The $12.6 million increase was due in part to a $3.4 million increase in non-capitalized compensation and benefits for the installation organization driven by an increased headcount during the majority of the quarter to accommodate greater installation volumes compared to the same period in 2019, although headcount was significantly reduced by the end of the quarter as we responded to the economic impacts of the COVID-19 pandemic. The increase was also driven by a $2.2 million increase in other non-capitalized operational costs such as permitting and other filing and incentive fees related to installation volume growth, a $1.7 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems in service, a $1.4 million increase in costs related to system removals in the current period compared to the same period in 2019 due primarily to additional customer buyouts of solar energy systems, a $1.3 million increase related to growth in the post-installation maintenance organization to accommodate the increase in the number of solar energy systems in service, and a $1.2 million increase in costs related to systems that are temporarily removed to accommodate structural upgrades.

Cost of Revenue—Solar Energy System and Product Sales. The $4.8 million increase reflects the increase in solar energy systems placed in service under System Sales compared to the same period in 2019, primarily resulting from the high level of installations that occurred in the fourth quarter of 2019 as customers took advantage of the 30% ITC before it was reduced to 26% in 2020.

Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Operating expenses:
Sales and marketing	$39,608	$29,634	$9,974
Research and development	556	469	87
General and administrative	28,026	23,049	4,977
Total operating expenses	$68,190	$53,152	$15,038

Sales and Marketing. The $10.0 million increase was primarily due to a $7.6 million increase in costs to obtain contracts related to System Sales and amortization of previously capitalized costs to obtain contracts resulting from increased solar energy systems in service compared to the same period in 2019, and a $1.3 million increase in professional fees related to our retail sales channel.

General and Administrative. The $5.0 million increase was primarily due to a $2.0 million increase in compensation and benefits, a $1.3 million increase in professional fees and a $0.8 million increase in other administrative costs which is primarily composed of accounting charges related to Topic 326 to adjust accounts receivable for a decline in general economic conditions at the end of the quarter resulting from the COVID-19 pandemic.

Non-Operating Expenses

	Three Months Ended
	March 31,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Interest expense, net	$21,632	$19,127	$2,505
Other expense, net	28,358	1,385	26,973

Interest Expense, net. Interest expense increased $2.5 million primarily due to additional borrowings year over year.

Other Expense, net. The $27.0 million increase in other expense was primarily due to changes in the fair value of our derivative financial instruments.

Income Taxes

	Three Months Ended
	March 31,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Income tax expense	$23,414	$27,487	$(4,073)

The $4.1 million decrease in income tax expense was primarily attributable to $5.3 million of benefit from the net operating loss carryback provisions pursuant to the CARES Act, a tax-effected $4.1 million increased loss before income taxes, and a $2.0 million increased equity compensation windfall. These decreases in income tax expense were partially offset by $4.6 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests and $2.7 million of additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	March 31,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(85,054)	$(62,992)	$(22,062)

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

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $131.1 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 11—Debt Obligations and Note 14—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations.

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

As of the date of this filing, we will require additional sources of cash beyond current cash balances and currently available financing facilities to fund long-term planned growth. If we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of customers’ solar energy systems in a manner consistent with past performance, cost of capital could increase, or we may be required to significantly reduce the scope of operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

The impact of COVID-19 has resulted in changes to the capital markets, which have negatively affected our liquidity position. The timing and type of funding we expected to obtain as part of our planned business processes has been disrupted. As a result, we have initiated other funding alternatives to allow us to continue business activities for at least the next 12 months from the date of this filing. These funding alternatives may prove to be more expensive, less favorable options than previously expected. We expect to obtain additional capital needed to resume growth and normal operations and provide the capital to satisfy our liquidity needs beyond one year. However, there continues to be significant uncertainty about the duration and long-term effects of COVID-19 and it is possible the effects of COVID-19 may further impact our liquidity and our ability to operate as we have historically. We may also continue to be limited in our ability to contact customers and install new solar energy systems. There is also a risk that our alternative fund-raising activities are unsuccessful.

Management has taken actions to mitigate the negative impacts of COVID-19, and to alleviate some risk to our liquidity. These actions include, but are not limited to, cost reduction initiatives such as decreasing a significant portion of our workforce through furloughs and layoffs, salary reductions, temporarily closing warehouses and sales offices, eliminating expenditures, and deferring cash tax payments through the CARES Act. However, these efforts may not prove to be sufficient given the present uncertainties about the duration and severity of the COVID-19 pandemic.

Sources of Funds

Investment Fund Commitments

As of April 30, 2020, we had raised 28 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of April 30, 2020 is approximately $124 million, which we estimate will fund approximately 52 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of March 31, 2020 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$448,277	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	336,766	—	5.0	August 2023
2017 Term loan facility	177,437	—	6.0	January 2035
2018 Forward flow loan facility	124,188	—	4.7	November 2039
2019 Forward flow loan facility	115,186	34,814	4.7	(4)
Credit agreement	1,261	—	6.5	February 2023
Revolving lines of credit
Warehouse facility	280,000	45,000	4.3	August 2023
Asset Financing Facility(5)	114,000	66,362	4.5	June 2023
Total debt	$1,597,115	$146,176

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

(3)	The interest rate of these notes is partially hedged to an effective interest rate of 6.0% for $322.1 million of the principal borrowings. See Note 13—Derivative Financial Instruments.
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

See Note 11—Debt Obligations for additional details regarding the debt facilities outstanding at March 31, 2020.

Revenue from Operations

In the three months ended March 31, 2020, we generated $51.3 million in revenue from customer agreements and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $25.8 million related to System Sales for the three months ended March 31, 2020. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by:	(In thousands)
Operating activities	$(95,862)	$(69,993)
Investing activities	(80,889)	(64,168)
Financing activities	146,499	131,749
Net decrease in cash and cash equivalents, including restricted amounts	$(30,252)	$(2,412)

Operating Activities

In the three months ended March 31, 2020, we had a net cash outflow from operations of $95.9 million. This was primarily due to outflows of $38.2 million from our net loss excluding noncash and non-operating items and $57.7 million of outflows from changes in working capital.

Investing Activities

In the three months ended March 31, 2020, we used $80.9 million for investing activities primarily due to the costs associated with the design, acquisition and installation of solar energy systems.

Financing Activities

In the three months ended March 31, 2020, we generated $146.5 million from financing activities, of which $85.7 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds and $77.4 million represented proceeds from long-term debt. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $12.3 million and repayments of long-term debt of $5.1 million.

Contractual Obligations

Our contractual commitments and obligations are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Material changes that have occurred during the three months ended March 31, 2020 include the following:

•

Additional borrowings and repayments resulted in a net $72.3 million increase in principal borrowings and $21.6 million in additional expected interest. For additional information, see Note 11—Debt Obligations.

•	Distributions payable to non-controlling interest and redeemable non-controlling interests decreased by $2.8 million.
•

Future minimum lease payments have changed as a result of leasing activity during the period. See Note 12—Leases for current schedules of future minimum lease payments on our finance and operating leases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to the Instructions to Paragraph (c) of Item 305 of Regulation S-K, information is not required to be disclosed under Item 305(c) of Regulation S-K for interim periods until after the first fiscal year end in which Item 305 is applicable, which for us will be interim periods after December 31, 2020.

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15 under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the first quarter of 2020, we implemented an Oracle cloud-based Enterprise Resource Planning system, or ERP. Concurrent with the transition to the new ERP, we are updating our internal control over financial reporting, as necessary, to accommodate related changes in our business processes, which will require testing for effectiveness during the remaining quarters of 2020. We presently do not believe this implementation will have an adverse effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to Our Business

The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, financial condition, liquidity and results of operations.

The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, state and national economies and financial markets. The COVID-19 pandemic has caused a deterioration in the U.S. economy and our industry and could result in a period of substantial economic and financial turmoil. Our team members and customers are located in areas impacted by COVID-19, and COVID-19 has negatively impacted our business, team members, current and potential customers, as well our financial condition, liquidity, and results of operations.

Our business operations have experienced significant disruptions due to the unprecedented conditions surrounding COVID-19 in the United States, which has required us to modify our business practices. Since March, we have been following the recommendations of state and local health authorities to minimize the exposure risk for team members and customers, including restricting access to our physical offices. Our direct-to-home sales professionals have had to quickly adapt to remote sales practices. If government restrictions on our activities continue for an extended period of time, are reimposed after being lifted or if customer receptivity to our products and sales channels changes as a result of COVID-19, our operating results, financial condition and prospects would be adversely affected.

Management has devoted significant time and attention to assessing the potential impact of COVID-19 and related events on our operations and financial position and has developed operational and financial plans to address those matters. We have taken many actions, including, but not limited to, having employees work from home where possible, practicing social distancing in all aspects of our business, reducing our workforce, reducing compensation, temporarily closing warehouses and sales offices, and eliminating expenditures. If we are not able to hire, or rehire, our workforce in a timely way as COVID-19 restrictions are loosened and are unable to meet the demand for our solar energy systems, our future operating results and prospects may be adversely affected.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic, and our ability to perform certain functions could be negatively impacted. While the potential impact and duration of the COVID-19 pandemic on the U.S. economy and our industry in particular are difficult to assess or predict, the pandemic has resulted in changes to the capital markets, which have negatively affected the timing and type of funding we expected to obtain as part of our planned business processes, and which may further reduce or delay our ability to access capital and negatively affect our liquidity and results of operations. In addition, a recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products, reduce our ability to install our products, impact our supply chain, including the pricing, timing and availability of equipment, or cause a decrease in collections from our customers, among other negative impacts. These events could cause a material adverse effect on our financial position, liquidity, and results of operations.

The COVID-19 pandemic is rapidly evolving, and we will continue to monitor the situation closely. The ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on customer behavior, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial position, liquidity, and results of operations, though the full extent and duration is uncertain. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Impacts from COVID-19 may reduce our ability to secure additional funding and maintain sufficient liquidity.

We require cash to finance the deployment of solar energy systems. As of the date of this filing, we will require additional sources of cash beyond current cash balances and currently available financing facilities to fund long-term planned growth. If we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of customers’ solar energy systems in a manner consistent with past performance, cost of capital could increase, or we may be required to significantly reduce the scope of operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

The impact of COVID-19 has resulted in changes to the capital markets, which have negatively affected our liquidity position. The timing and type of funding we expected to obtain as part of our planned business processes has been disrupted. As a result, we have initiated other funding alternatives to allow us to continue business activities for at least the next 12 months from the date of this filing. These funding alternatives may prove to be more expensive, less favorable options than previously expected. We expect to obtain additional capital needed to resume growth and normal operations and provide the capital to satisfy our liquidity needs beyond one year. However, there continues to be significant uncertainty about the duration and long-term effects of COVID-19 and it is possible the effects of COVID-19 may further impact our liquidity and our ability to operate as we have historically. We may also continue to be limited in our ability to contact customers and install new solar energy systems. There is also a risk that our alternative fund-raising activities are unsuccessful.

Management has taken actions to mitigate the negative impacts of COVID-19, and to alleviate some risk to our liquidity. These actions include, but are not limited to, cost reduction initiatives such as decreasing a significant portion of our workforce through furloughs and layoffs, salary reductions, temporarily closing warehouses and sales offices, eliminating expenditures, and deferring cash tax payments through the CARES Act. However, these efforts may not prove to be sufficient given the present uncertainties about the duration and severity of the COVID-19 pandemic.

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

Our future success depends on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. We seek to minimize our cost of capital in order to maintain the price competitiveness of our solar energy systems. We rely on investment funds in order to provide solar energy systems with little to no upfront costs to our customers under our PPAs and Solar Leases. We also rely on access to capital, including through indebtedness in the form of debt facilities and asset-backed securities, to cover the costs of our solar energy systems that are sold outright until the systems are paid for by our customers, whether by cash or through third-party financing arrangements. Certain of our financing arrangements are with fund investors who require particular tax and other benefits. The availability of this tax-advantaged financing depends upon many factors, including:

•	the state of financial and credit markets and other macroeconomic factors including the continued impacts of COVID-19;
•

our ability to compete with other renewable energy companies for the limited number of potential investment fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•	changes in the legal or tax risks associated with these financings; and
•	non-renewal of certain incentives or decreases in the associated benefits.

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law, including the step-down of the ITC, and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ solar energy systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of April 30, 2020, we had raised 28 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.2 billion. The undrawn committed capital for these funds as of April 30, 2020 was approximately $124 million, which we estimate will fund approximately 52 megawatts of future deployments.

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

To meet the capital needs of our growing business, we will need to obtain additional financing from new investors and financial institutions and investors and financial institutions who are current investors or with whom we currently have financing arrangements. If any of the investors or financial institutions that currently provide financing decide not to invest in us in the future due to general market conditions, concerns about our business or prospects or any other reason, or decide to invest at levels that are inadequate to support our anticipated needs or materially change the terms under which they are willing to provide future financing, we will need to identify new investors and financial institutions to provide financing and negotiate new financing terms. The COVID-19 pandemic has resulted in significant disruption of capital markets, which may reduce our ability to access capital and could negatively affect our liquidity and results of operations. In addition, our ability to obtain additional financing through the asset-backed securities market or other secured debt markets is subject to our having sufficient assets eligible for securitization or for use as collateral, as well as our ability to obtain appropriate credit ratings. If we are unable to raise additional capital in a timely manner, our ability to meet our capital needs and fund future growth may be limited.

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

Substantially all of our solar energy systems installed to date have been eligible for ITCs as well as accelerated depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. The federal government offers a 30% ITC under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities as long as construction of the solar energy system began by December 31, 2019. By statute, the ITC decreased to 26% of the basis of a solar energy system for systems where construction begins in 2020, and will further decrease to 22% for systems where construction begins in 2021 and 10% for systems where construction begins after 2021 or, regardless of when construction begins, where the solar energy system is placed into service after 2023. The amounts that fund investors are willing to invest could decrease or we may be required to provide a larger allocation of customer payments to the fund investors as a result of this scheduled decrease. To the extent we have a reduced ability to raise investment funds as a result of this reduction or an inability to continue to monetize such benefits in our financing arrangements, the rate of growth of installations of our residential solar energy systems and our ability to maintain such systems could be negatively impacted. In addition, future changes in existing law and interpretations by the IRS and the courts with respect to certain matters, including but not limited to, treatment of the ITC and our financing arrangements, the taxation of business entities, the deductibility of interest expense, and the meaning of “beginning construction” for purposes of the ITC step-down described above could affect the amount that fund investors are willing to invest, which could reduce our access to capital. The ITC has been a significant driver of the financing supporting the adoption of residential solar energy systems in the United States and its reduction beginning in 2020, unless modified by a change in law, may impact the attractiveness of solar energy to these investors and could potentially harm our business.

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

A customer’s interest in a solar energy system may also be affected by the cost of electricity generated from other energy sources, including renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The cost of electricity from traditional utilities could decrease as a result of:

•	unanticipated consequences of COVID-19 such as relative changes in power consumption between commercial and residential properties;
•	construction of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;
•	the construction of additional electric transmission and distribution lines;
•	relief of transmission constraints that enable local centers to generate energy less expensively;
•	reductions in the price of natural gas or other fuel sources;
•	utility rate adjustment and customer class cost reallocation;
•	energy conservation technologies and public initiatives to reduce electricity consumption;

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

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, and internal policies of electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of distributed electricity generation systems to the power grid. Policies and regulations that promote renewable energy and customer-sited energy generation have been challenged by traditional utilities and questioned by those in government and others arguing for less governmental spending and involvement in the energy market. In addition, it is unclear what, if any, further actions the current and future administrations in the United States, the U.S. Department of Energy, the Federal Energy Regulatory Commission, or FERC, and individual states may take regarding existing regulations and policies that affect the cost competitiveness of nuclear, coal and gas electric generation, and fossil fuel mining and exploration. Proposed changes to such policies have been considered and will continue to be considered by federal and state administrators, and any resulting changes in such policies and regulations could increase the cost or decrease the benefits of solar energy systems or reduce costs and other limitations on competing forms of generation, and adversely affect the attractiveness of our products and our results of operations, cost of capital and growth prospects.

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

In recent years, net metering programs have been subject to regulatory scrutiny and legislative proposals in several states in which we operate. Many utilities have proposed and are proposing new and varied revisions to their net metering programs, with such proposals decided by the state public utilities commissions. These revisions include, but are not limited to, capping the numbers of customers that can elect net metering within a utility service territory, imposing new fixed charges for grid service or interconnection, reducing the retail rate value of the net metered electricity generation, and imposing consumer protection requirements on solar companies. For example, in 2016, the California Public Utilities Commission enacted changes requiring customers within the service territory of San Diego Gas and Electric, Pacific Gas and Electric Company, and Southern California Edison Company, to take service on a net metering successor tariff. Under this successor tariff, utilities are allowed to impose reasonable interconnection fees on customers and some additional charges and customers must take service on time-of-use rates. The California Public Utilities Commission in 2019 and in 2018 again referenced its net metering authority when imposing new consumer protection measures on the residential solar industry. Further, municipal utilities are generally not subject to the same state laws and public commission oversight as compared to investor owned utilities and may make drastic and abrupt changes. As we continue to expand into areas with municipal utilities, we may be subject to greater risk of regulatory uncertainty. In April 2020, an advocacy group filed a petition for declaratory order at the FERC in Docket No. EL20-40-000 requesting that FERC declare the net excess generation transferred from the retail customer to the utility pursuant to a net metering program must be valued at the utility’s avoided cost pursuant to federal law. While such a declaration would be contrary to established precedent and state laws, if FERC grants the Petition, such ruling could undermine the value that customers received from our solar energy systems and could therefore adversely impact our business, results of operations and future growth.

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

During previous years, the declining cost of solar panels and the raw materials necessary to manufacture them has been a key driver in the price we charge for electricity and customer adoption of solar energy systems. Despite recent increases in solar panel prices due to the tariffs imposed since February 2018 and a general decrease in supply in the solar panel market, industry experts indicate that solar panel and raw material prices are expected to generally decline in the future. It is possible, however, that prices will not decline at the same rate as they have over the past several years or that prices may increase. In addition, growth in the solar industry in the United States and abroad and the resulting increase in demand for solar panels and the raw materials necessary to manufacture them may put upward pressure on prices. These resulting prices could slow our growth and cause our financial results to suffer. The advent of COVID-19 has further increased the potential for volatility in the marketplace as disruptions in supply could contribute to shortages, while depressed demand could lead to oversupply, with commensurate impacts on pricing for the foreseeable future.

In addition, in the past we have purchased a substantial majority of the solar panels used in our solar energy systems from manufacturers headquartered in China; however, most of the manufacturing now takes place in other Asian countries, such as Malaysia, Korea and Vietnam. Changes in governmental support or regulation in China or the other countries where these products are manufactured, unforeseen public health crises, political crises, or other catastrophic events, whether occurring in China, the United States or other countries, could disrupt our supply chain, affect our ability to purchase panels on competitive terms, and restrict our access to specialized technologies.

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

The safeguard measures have increased, and other potential tariffs could further increase, our costs of solar panels and other system components, potentially causing a significant impact on our system costs, business and prospects. In addition, volatility in the market due to the continued effects of COVID-19 could influence the costs of solar panels and other system components, along with changes in supply and demand. If we are required to pay higher prices, accept less favorable terms or purchase solar panels or other system components from alternative, higher-priced sources, or if supply is otherwise constrained, our costs would increase significantly, and it may be less economical for us to serve certain markets, which would adversely affect our operating results and growth prospects.

Lack of success in System Sales could negatively impact our operating results and cash flows.

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 12% of total megawatts installed in the three months ended March 31, 2020. If customer preferences or the residential solar energy market shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

Our business is concentrated in California, putting us at risk of region-specific disruptions.

As of March 31, 2020, approximately 36% of our cumulative megawatts installed were located in California, and the concentration of systems located in California has increased in recent years. In addition, we expect future installations to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather, impacts from the COVID-19 pandemic and other conditions in California and in other markets that may become similarly concentrated. As mentioned above, any adverse impacts to retail electric customers resulting from Pacific Gas and Electric Company’s bankruptcy proceedings could affect a significant portion of our customer base in light of the concentration of our customers in California.

Technical and regulatory limitations may significantly reduce our ability to sell electricity from our solar energy systems and retain employees in certain markets.

Technical and regulatory limits may curb our growth in certain key markets, which may also reduce our ability to retain employees in those markets. For example, the FERC, in promulgating the first form small generator interconnection procedures, recommended limiting customer-sited intermittent generation resources, such as our solar energy systems, to a certain percentage of peak load on a given electrical feeder circuit. Similar limits have been adopted by many states as a de facto standard and could constrain our ability to market to customers in certain geographic areas where the concentration of solar installations exceeds this limit. Furthermore, in certain areas, we benefit from policies that allow for expedited or simplified procedures related to connecting solar energy systems to the power grid. If such procedures are changed or cease to be available, our ability to sell the electricity generated by solar energy systems we install may be adversely impacted. As adoption of solar distributed generation rises along with the commercial operation of utility scale solar generation in key markets such as California, the amount of solar energy being fed into the power grid will surpass the amount planned for relative to the amount of aggregate demand. Some traditional utilities claim that in the near future, solar generation resources may reach a level capable of producing an over-generation situation, which may require some solar generation resources to be curtailed to maintain operation of the power grid. The adverse effects of such curtailment without compensation could adversely impact our business, results of operations and future growth.

We have incurred operating losses before income taxes and may be unable to achieve or sustain profitability in the future.

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $101.9 million and $61.7 million for the three months ended March 31, 2020 and 2019. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

•	the adverse impacts and duration of COVID-19 directly on our business as well as its macroeconomic impacts;
•	adapting our cost structure to match sales and installation volumes as a result of COVID-19;
•	growing our customer base;
•	finding investors willing to invest in our investment funds;
•	maintaining and further reducing our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems;
•	maximizing the benefits of rebates, tax credits, SRECs and other available incentives;
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics;

•	managing our customer acquisition costs; and
•	managing our exposure to regulatory and legal actions.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The majority of our business is conducted using the direct-to-home sales channel.

Historically, our primary sales channel has been a direct-to-home sales model. However, as a result of COVID-19, we are rapidly shifting to a remote selling and e-commerce model and we may not be successful implementing this new model. We also sell to customers through our inside sales team and through the homebuilder and retail distribution channels. We compete against companies with greater experience selling solar energy systems to customers through a number of distribution channels in addition to direct-to-home sales, including homebuilders, home improvement stores, large construction companies, electrical and roofing companies, the internet, and through relationships with other third parties. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

Expansion into new sales channels could be costly and time-consuming. As we enter new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

Historically, our primary sales channel has been the direct-to-home sales model. As we continue to expand into other channels, such as the homebuilder, retail e-commerce channels and adapt to a remote selling model, we have incurred and may continue to incur significant costs including but not limited to, fees related to meeting volume requirements, investments into inside sales to support these efforts and other information technology investments. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels, including efficiently increasing our customer base and ultimately reducing costs. Entering new channels poses numerous risks, including the following:

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

In addition to our sales compensation model, our ability to recruit, train and retain effective sales professionals could be harmed by additional factors, including:

•	negative impacts of COVID-19, which limit direct-to-home sales;
•	any adverse publicity regarding us, our solar energy systems, our distribution channel or our industry;
•	lack of interest in, or the technical failure of, our solar energy systems;
•	lack of a compelling product or income opportunity that generates interest for potential new sales professionals, or perception that other product or income opportunities are more attractive;
•	any negative public perception of our sales professionals and direct-selling businesses in general;
•	any regulatory actions or charges against us or others in our industry;
•	general economic and business conditions; and
•	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain sales professionals in such market.

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

In October 2017, the Public Service Commission of the State of New York, or NYPSC, entered an order determining that residential rooftop solar energy providers are “electric corporations” (the term for electric utilities under New York state law) and requiring changes that will affect certain aspects of our business. The NYPSC expanded its original order of October 2017 in March 2019. The order, which is part of a broader proceeding before the NYPSC associated with regulating and overseeing distributed energy resource suppliers, is premised on the NYPSC’s determination that it has the jurisdiction to oversee certain aspects of our business, and businesses like ours, in the same way that it oversees public utilities. Though the NYPSC is, to our knowledge, the first state public commission to take the position that residential rooftop solar energy providers are subject to the same regulatory oversight as electric utilities, we understand from SEIA that other public service commissions are following what is happening in New York and may take similar action depending on the outcome, and the consumer protection order entered by the California Public Utilities Commission in October 2018 is premised, in part, on the notion that the California Public Utilities Commission has authority to regulate certain aspects of rooftop solar energy providers. If we were subject to the jurisdiction of public service commissions in the same or a similar way as public utilities, those commissions could take action that could materially affect our business operations.

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

Additionally, certain of our investment funds require that, under certain circumstances, we forego distributions from the fund that we are otherwise contractually entitled to, or make capital contributions to the fund that can be redirected to the fund investor such that it achieves the targeted return. These forgone distributions or capital contributions will generally occur if the fund investor has not achieved its targeted return prior to the target flip date of the investment fund. None of our investment funds have reached their target flip date, and we anticipate that the first target flip date will occur in the third quarter of 2020.

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

As of March 31, 2020, we and our subsidiaries had outstanding $1.6 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of March 31, 2020, we had up to $146.2 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investment funds until it is distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future, and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

We also compete with solar companies that offer community solar products and utility companies that provide renewable power purchase programs. Some customers might choose to subscribe to a community solar project or renewable subscriber programs instead of installing a solar energy system on their home, which could affect our sales. Additionally, some utility companies (and some utility-like entities, such as community choice aggregators in California) have generation portfolios that are increasingly renewable in nature. In California, for example, due to recent legislation, utility companies and community choice aggregators in that state are required to have generation portfolios composed of 60% renewable energy by 2030, and state regulators are planning for utility companies and community choice aggregators to sell 100% greenhouse gas free electricity to retail customers by 2045. Similar long-term utility requirements for 100% renewable or emission-free electricity are being put in place in Hawaii, New Mexico, Nevada, Washington, Maine, New York and other states. As utility companies offer increasingly renewable portfolios to retail customers, those customers might be less inclined to install a solar energy system at their home, which could adversely affect our growth.

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

To support our business, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the markets where there is heightened or increasing demand for solar energy products. As a result of COVID-19, we have taken several actions to reduce our workforce through furloughs and layoffs and reducing compensation expense through salary reductions to match anticipated volumes. Any current or future workforce reductions could in turn adversely affect retention, motivation and productivity. Competition for qualified personnel in our industry has increased substantially, and we expect it to continue to do so, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. Companies with whom we compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. We periodically assess the compensation plans and policies for our service providers, including our installers and electricians and, if deemed necessary, may decide to revise those plans and policies. Our installers and electricians may not react well to any such revisions, which in turn could adversely affect retention, motivation and productivity. Additionally, we continually monitor our workforce requirements in the markets in which we operate. We may also subcontract certain aspects of the installation process to independent contractors. Training these independent contractors and monitoring them for compliance with our policies may require significant management oversight and may present additional risks and challenges compared to those related to managing our employees.

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

We are a licensed contractor in every market we service, and we are typically responsible for every customer installation. We are the general contractor, electrician, construction manager and installer for nearly all our solar energy systems. We may be liable to customers for any damage we cause to their home, belongings or property during the installation of our systems, including any re-roofing services provided under our contracts. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Furthermore, prior to obtaining permission to operate our solar energy systems, the systems must pass various inspections. Any delay in passing, or inability to pass, such inspections, would adversely affect our results of operations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, damage for which we are liable, cost overruns, delays or other execution issues may cause us not to achieve our expected results or cover our costs for that project. The COVID-19 pandemic and emergency orders issued by state and local governments, including but not limited to access restrictions, delays in inspections, permits and interconnection approvals, may adversely affect our ability to construct and install solar energy systems and may cause cost overruns, delays or other execution issues which may cause us not to achieve our expected results.

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

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with our suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems, and may require us to obtain the approval of our financing partners in order to utilize new products. As a result of the COVID-19 pandemic, some of our suppliers have encountered some disruptions to their supply chains, logistics and business operations. However, they have been delivering inventory to us reliably with only occasional delays and minimal impacts to our business thus far. If the COVID-19 pandemic causes conditions for our suppliers to degrade further, our suppliers’ ability to timely execute deliveries could be negatively impacted. These issues could harm our business or financial performance.

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

In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	the duration and impacts of COVID-19;
•	the expiration or initiation of any rebates or incentives;
•	significant fluctuations in customer demand for our offerings;
•	our ability to complete installations and interconnect to the power grid in a timely manner;
•	the availability and costs of suitable financing;
•	the amount and timing of sales of SRECs;
•	our ability to continue to expand our operations, and the amount and timing of, and our ability to manage, related expenditures;
•	our ability to manage our exposure to regulatory and legal action;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	changes in our pricing policies or terms or those of our competitors, including traditional utilities; and
•	actual or anticipated developments in our competitors’ businesses or the competitive landscape.

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

In January 2020, we entered into a settlement agreement called an Assurance of Discontinuance, or Settlement, with the New York Attorney General, or NYAG. The Settlement requires us to adopt certain changes to our sales and marketing practices in New York and pay approximately $2.0 million to the State of New York in three payments. We accrued this amount in our financial statements as of December 31, 2019, and already paid $1.0 million in January 2020. The Settlement required us to notify New York customers about the Settlement and their potential rights under it, including the potential rights to have us remove their system, leave their property in a watertight condition, cancel contracts, and refund amounts paid, and/or to repair property damage. The NYAG will be the final arbiter of any disputes as to the consumer’s eligibility for relief. We accrued another $2.0 million for this potential liability in general and administrative expenses for the period ending December 31, 2019, which represents our current best estimate of potential loss. Future adjustments to our current accrual, which currently cannot be estimated, could adversely impact our operating results in the period or periods in which any such adjustments are made. Actual expenses may deviate materially from our estimate.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems and at potentially high temperatures. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a large fleet of trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, DOT, and equivalent state laws. Changes to OSHA, DOT or state requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. We could be exposed to increased liability in the future. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business or financial performance.

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

We typically provide a workmanship warranty for periods of five to 25 years to our investment funds for every system we sell to them. We are also generally contractually obligated to cover the cost of maintenance, repair and billing on any solar energy systems that we sell or lease to our investment funds. We are subject to a maintenance services agreement under which we are required to operate and maintain the system and perform customer billing services for a fixed fee that is calculated to cover our future expected maintenance and servicing costs of the solar energy systems in each investment fund over the term of the PPA or Solar Lease with the covered customers. If our solar energy systems require an above-average number of repairs or if the cost of repairing systems were higher than our estimate, we would need to perform such repairs without additional compensation. If our solar energy systems are damaged in the event of a natural disaster beyond our control, such as an earthquake, tornado, wildfire, tsunami or hurricane, losses could be outside the scope of insurance policies or exceed insurance policy limits, and we could incur unforeseen costs that could harm our business and financial condition. We may also incur significant costs for taking other actions in preparation for, or in reaction to, such events. When required to do so under the terms of a particular investment fund, we purchase property and business interruption insurance or other insurance policies with industry standard coverage and limits approved by the investor’s third-party insurance advisors to hedge against risk, but such coverage may not cover our losses, and we have not acquired such coverage for all of our funds.

Product liability claims against us or the occurrence of accidents could result in adverse publicity and potentially significant monetary damages.

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

Our financial condition, operating results and business prospects may suffer materially if we are unable to establish and maintain confidence about our liquidity and business prospects among consumers and within our industry. Our solar energy systems require ongoing maintenance and support. If we were to further reduce operations now or in the future, existing buyers of our systems might have difficulty in having us repair or service our systems, which remain our responsibility under the terms of many of our customer contracts. As a result, consumers may be less likely to purchase our solar energy systems now if they are uncertain that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers and other parties in our liquidity and long-term business prospects. We may not succeed in our efforts to build this confidence.

If we fail to manage our future operations and growth effectively, we may be unable to execute our business plan, maintain high levels of customer service or adequately address competitive challenges.

We intend to continue to expand our business within existing markets, in a number of new locations and through new sales channels in the future. This future growth may place a strain on our management and operational and financial infrastructure. Our operations, growth and expansion require significant time and effort on the part of our management team as it is required to maintain and expand our relationships with customers, suppliers and other third parties and attract new customers, suppliers, sales channel partners and financing, as well as manage multiple geographic locations.

In addition, our current and planned operations, personnel, information technology and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investments in our infrastructure. Furthermore, an inability to generate cash from operating and financing activities may impact our growth prospects. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. As a result of the impacts of COVID-19, we have taken actions to reduce our workforce to match anticipated volumes. When the current macroeconomic effects from COVID-19 pass in a future period, we may be unable to quickly scale our workforce back up to respond effectively to restored demand.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of March 31, 2020, the average FICO score of our customers was approximately 755. However, as we grow our business, and as a result of macroeconomic conditions, including from the current COVID-19 pandemic, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $10.7 million as of March 31, 2020, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or lenders with whom we have relationships, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

We take certain steps in an effort to protect the security, integrity and confidentiality of the personal information and other proprietary and confidential information we collect, store or transmit, but due to the factors detailed above, there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to the information despite our efforts and those of our vendors and service providers. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our suppliers or vendors, including Vivint, may be unable to anticipate these techniques, to implement adequate preventative or mitigation measures, to identify any attacks or incidents on a timely basis, or to remediate or otherwise address any attacks or incidents in a timely manner. The COVID-19 pandemic generally is increasing the attack surface available to criminals, as more companies and individuals work remotely and otherwise work online. Consequently, the risk of a cybersecurity incident suffered by us or our vendors or service providers is increased, and our investment in risk mitigations against cybersecurity incidents is increasing. We cannot provide assurances that our preventative efforts, or those of our vendors or service providers, will be successful. In addition, due to a potential time lapse between when certain of our contracted sales professionals and other independent contractors leave us and when we are made aware of their separation, such contracted sales professionals and other independent contractors may have continued access to our customers’ information for a period of time when they should not have such access until we are able to restrict their access.

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

We have entered into certain agreements with Vivint. In August 2017, we entered into a sales dealer agreement with Vivint, which was amended and restated in March 2020. Under this agreement, each party will act as a dealer for the other party to market, promote and sell each other’s products. The agreement has a one-year term, which automatically renews for successive one-year terms unless written notice of termination is provided by one of the parties to the other no less than 90 days prior to the end of the then current term. The products, territories and consideration that is payable by each party to the other is determined in accordance with the agreement. There can be no assurances regarding the number of sales and installations of our products that Vivint will be able to generate, or the number of leads that we will be able to generate. In addition, as we work to expand our customer opportunities and product offerings through our relationship with Vivint, our business and results of operations may be adversely affected by factors that affect Vivint’s business and our relationship. Pursuant to the terms of a Recruiting Services Agreement we have entered into with Vivint in March 2020, we and Vivint each have agreed not to solicit for employment any member of the other’s executive or senior management team, any dealer, or any of the other’s employees who primarily manage sales, installation or services of the other’s products and services until the termination of the Recruiting Services Agreement. The commitment not to solicit each other’s employees lasts for 180 days after such employee finishes employment with us or Vivint. Notwithstanding the above, a small number of sales professionals work for both Vivint and us. To the extent there is any confusion concerning the relationship between us and Vivint with respect to the products and services we offer and the products and services of Vivint, such sales professionals could expose us to increased claims, proceedings, litigation and investigations by consumers and regulatory authorities. In addition, having sales professionals who work for both Vivint and us could distract such sales professionals, impact the effectiveness of our sales professionals, and potentially increase the turnover of our existing sales professionals who may feel displaced by the addition of Vivint sales professionals to our existing sales professionals. Pursuant to the terms of the Subscriber Generation Agreement we have entered into with Vivint Amigo, Inc., a wholly owned subsidiary of Vivint, in March 2020, Vivint employees will use the Amigo Application to provide lead generation services.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to March 31, 2020, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	the continued adverse impacts of COVID-19;
•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings, including any new tariffs or trade regulations that affect our ability to import goods at attractive prices or at all;
•	additions or departures of key personnel;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	actual or perceived privacy or data security incidents;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	the failure of securities analysts to cover our common stock;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us, our stockholders, employees or members of our board of directors, including sales of equity awards granted to our employees to cover tax withholding obligations;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions;
•	potential acquisitions; and
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

Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If our new ERP system was not implemented correctly or does not operate as intended, the effectiveness of our internal controls over financial reporting could be adversely affected or our ability to adequately assess it could be delayed. Failure to maintain effective internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

Additionally, we are required to obtain an annual audit of our internal controls over financial reporting from our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to comply with these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We cannot be certain that we will be successful in preparing adequate disclosures now that we are no longer able to utilize certain modified disclosure requirements permitted for an emerging growth company or a smaller reporting company within the meaning of the Securities Act.

We ceased to be an emerging growth company in 2019 and no longer qualify to use the smaller reporting company designation after the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. As an emerging growth company, we were able to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Similar to emerging growth company status, the smaller reporting company designation allowed us to maintain reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and certain other reduced disclosure obligations in our SEC filings.

As a public company without the emerging growth company status or smaller reporting company designation, we are required to increase our disclosures in periodic reports, proxy statements and other SEC filings compared to our historical filings. These increased disclosure standards may place a burden on our financial and management resources. If our additional disclosures in future filings are perceived as insufficient or inadequate by investors or regulatory authorities, the market price of our stock could decline, and we could be subject to actions by stockholders or regulatory authorities.

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

As of March 31, 2020, we had 124.7 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 9.9 million shares of common stock remained outstanding as of March 31, 2020, with 1.4 million of those shares being vested and exercisable as of March 31, 2020. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events.

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

As of March 31, 2020, stockholders owning an aggregate of 70.5 million shares of our common stock were entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements. We registered an additional 12.9 million shares in March 2017 and 14.3 million shares in March 2020. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us, and their interests may conflict with ours or investors’ in the future.

As of March 31, 2020, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 56% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and our former director Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Item 6. Exhibits

10.1	Executive Employment Agreement, dated as of November 6, 2017, by and between the Company and Chance Allred
10.2	Executive Employment Agreement, dated as of September 28, 2017, by and between the Company and Paul Dickson
10.3	Amendment to Executive Employment Agreement, dated as of November 2, 2017, by and between the Company and Paul Dickson
10.4

Amended and Restated Sales Dealer Agreement, dated as of March 4, 2020, by and between Vivint Solar Developer, LLC and Vivint Smart Home, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-36642) filed with the Securities and Exchange Commission on March 10, 2020)

10.5†

Recruiting Services Agreement, dated as of March 4, 2020, between Vivint Solar Developer, LLC and Vivint Smart Home, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-36642) filed with the Securities and Exchange Commission on March 10, 2020)

31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VIVINT SOLAR, INC.

Date: May 7, 2020	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	/s/ Dana Russell
Dana Russell Chief Financial Officer, Executive Vice President, and Assistant Secretary (Principal Financial Officer)