Form 10-Q
period 2020-06-30
Vivint Solar, Inc.
filed 2020-08-05
CIK 1607716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, the registrant had 125,414,499 shares of common stock, $0.01 par value per share, outstanding.

Vivint Solar, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vivint Solar, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value and footnote 1)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$336,137	$166,048
Accounts receivable, net	32,162	24,314
Inventories	13,144	20,576
Prepaid expenses and other current assets	27,818	41,137
Total current assets	409,261	252,075
Restricted cash and cash equivalents	86,809	89,892
Solar energy systems, net	1,873,031	1,759,861
Property and equipment, net	20,021	17,500
Other non-current assets, net	716,186	680,062
TOTAL ASSETS(1)	$3,105,308	$2,799,390
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$27,178	$59,007
Distributions payable to non-controlling interests and redeemable non-controlling interests	15,458	10,253
Accrued compensation	25,435	34,149
Current portion of long-term debt	24,664	16,405
Current portion of deferred revenue	20,260	40,715
Current portion of finance lease obligation	2,534	2,274
Accrued and other current liabilities	85,847	78,539
Total current liabilities	201,376	241,342
Long-term debt, net of current portion	1,794,990	1,483,256
Deferred revenue, net of current portion	24,516	17,631
Finance lease obligation, net of current portion	6,029	6,443
Deferred tax liability, net	636,869	583,695
Other non-current liabilities	139,449	74,423
Total liabilities(1)	2,803,229	2,406,790
Commitments and contingencies (Note 19)
Redeemable non-controlling interests	114,989	115,384
Stockholders’ equity:
Common stock, $0.01 par value—1,000,000 shares authorized, 125,411 shares issued and outstanding as of June 30, 2020; 1,000,000 shares authorized, 123,056 shares issued and outstanding as of December 31, 2019	1,254	1,231
Additional paid-in capital	600,627	591,639
Accumulated other comprehensive loss	(41,589)	(20,436)
Accumulated deficit	(423,787)	(381,961)
Total stockholders’ equity	136,505	190,473
Non-controlling interests	50,585	86,743
Total equity	187,090	277,216
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY	$3,105,308	$2,799,390

(1)

The Company’s assets as of June 30, 2020 and December 31, 2019 include $2,368.4 million and $2,194.3 million consisting of assets of variable interest entities (“VIEs”) that can only be used to settle obligations of the VIEs. These assets include cash and cash equivalents of $56.9 million and $82.8 million as of June 30, 2020 and December 31, 2019; accounts receivable, net, of $23.9 million and $8.9 million as of June 30, 2020 and December 31, 2019; prepaid expenses and other current assets of $2.1 million and $1.7 million as of June 30, 2020 and December 31, 2019; restricted cash and cash equivalents of $10.1 million and $8.9 million as of June 30, 2020 and December 31, 2019; solar energy systems, net, of $1,683.8 million and $1,587.4 million as of June 30, 2020 and December 31, 2019; and other non-current assets, net of $591.6 million and $504.7 million as of June 30, 2020 and December 31, 2019. The Company’s liabilities as of June 30, 2020 and December 31, 2019 include $297.6 million and $233.4 million of liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include distributions payable to non-controlling interests and redeemable non-controlling interests of $15.5 million and $10.3 million as of June 30, 2020 and December 31, 2019; accrued and other current liabilities of $6.7 million and $6.4 million as of June 30, 2020 and December 31, 2019; long-term debt of $254.5 million and $201.6 million as of June 30, 2020 and December 31, 2019; deferred revenue of $20.7 million and $14.8 million as of June 30, 2020 and December 31, 2019; and other non-current liabilities of $0.3 million each period as of June 30, 2020 and December 31, 2019. For further information see Note 14—Investment Funds.

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Customer agreements and incentives	$81,835	$63,355	$133,111	$102,958
Solar energy system and product sales	24,559	27,402	64,434	57,170
Total revenue	106,394	90,757	197,545	160,128
Cost of revenue:
Cost of revenue—customer agreements and incentives	44,331	43,074	97,154	83,265
Cost of revenue—solar energy system and product sales	15,627	15,791	37,675	33,054
Total cost of revenue	59,958	58,865	134,829	116,319
Gross profit	46,436	31,892	62,716	43,809
Operating expenses:
Sales and marketing	35,394	37,037	75,002	66,671
Research and development	286	524	842	993
General and administrative	36,860	31,205	64,886	54,254
Total operating expenses	72,540	68,766	140,730	121,918
Loss from operations	(26,104)	(36,874)	(78,014)	(78,109)
Interest expense, net	24,712	19,472	46,344	38,599
Other expense, net	1,145	1,365	29,503	2,750
Loss before income taxes	(51,961)	(57,711)	(153,861)	(119,458)
Income tax expense	32,406	29,950	55,820	57,437
Net loss	(84,367)	(87,661)	(209,681)	(176,895)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(83,126)	(59,094)	(168,180)	(122,086)
Net loss attributable to common stockholders	$(1,241)	$(28,567)	$(41,501)	$(54,809)
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.01)	$(0.24)	$(0.33)	$(0.45)
Weighted-average shares used in computing net loss attributable per share to common stockholders:
Basic and diluted	124,844	120,869	124,383	120,589

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders	$(1,241)	$(28,567)	$(41,501)	$(54,809)
Other comprehensive loss:
Unrealized losses on cash flow hedging instruments (net of tax effect of $(983), $(2,675), $(8,384) and $(4,452))	(2,608)	(7,292)	(22,444)	(12,175)
Less: Interest expense on derivatives recognized into earnings (net of tax effect of $(241), $(64), $(484) and $(150))	(640)	(174)	(1,291)	(410)
Total other comprehensive loss	(1,968)	(7,118)	(21,153)	(11,765)
Comprehensive loss	$(3,209)	$(35,685)	$(62,654)	$(66,574)

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Equity

(In thousands)

(Unaudited)

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended June 30, 2020	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — March 31, 2020	$116,481	124,670	$1,247	$596,589	$(39,621)	$(422,546)	$135,669	$76,862	$212,531
Stock-based compensation expense	—	—	—	4,325	—	—	4,325	—	4,325
Issuance of common stock, net of tax withholdings	—	741	7	(287)	—	—	(280)	—	(280)
Contributions from non-controlling interests and redeemable non-controlling interests	10,036	—	—	—	—	—	—	66,042	66,042
Distributions to non-controlling interests and redeemable non-controlling interests	(2,691)	—	—	—	—	—	—	(18,030)	(18,030)
Total other comprehensive loss	—	—	—	—	(1,968)	—	(1,968)	—	(1,968)
Net loss	(8,837)	—	—	—	—	(1,241)	(1,241)	(74,289)	(75,530)
Balance — June 30, 2020	$114,989	125,411	$1,254	$600,627	$(41,589)	$(423,787)	$136,505	$50,585	$187,090

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Six Months Ended June 30, 2020	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — December 31, 2019	$115,384	123,056	$1,231	$591,639	$(20,436)	$(381,961)	$190,473	$86,743	$277,216
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(325)	(325)	—	(325)
Stock-based compensation expense	—	—	—	8,264	—	—	8,264	—	8,264
Issuance of common stock, net of tax withholdings	—	2,355	23	724	—	—	747	—	747
Contributions from non-controlling interests and redeemable non-controlling interests	25,739	—	—	—	—	—	—	136,088	136,088
Distributions to non-controlling interests and redeemable non-controlling interests	(3,687)	—	—	—	—	—	—	(26,513)	(26,513)
Total other comprehensive loss	—	—	—	—	(21,153)	—	(21,153)	—	(21,153)
Net loss	(22,447)	—	—	—	—	(41,501)	(41,501)	(145,733)	(187,234)
Balance — June 30, 2020	$114,989	125,411	$1,254	$600,627	$(41,589)	$(423,787)	$136,505	$50,585	$187,090

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Three Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — March 31, 2019	$118,667	120,612	$1,206	$577,961	$(11,870)	$(306,028)	$261,269	$88,140	$349,409
Stock-based compensation expense	—	—	—	4,156	—	—	4,156	—	4,156
Issuance of common stock, net	—	994	10	221	—	—	231	—	231
Contributions from non-controlling interests and redeemable non-controlling interests	8,193	—	—	—	—	—	—	67,077	67,077
Distributions to non-controlling interests and redeemable non-controlling interests	(2,676)	—	—	—	—	—	—	(10,992)	(10,992)
Total other comprehensive loss	—	—	—	—	(7,118)	—	(7,118)	—	(7,118)
Net loss	(5,284)	—	—	—	—	(28,567)	(28,567)	(53,810)	(82,377)
Balance — June 30, 2019	$118,900	121,606	$1,216	$582,338	$(18,988)	$(334,595)	$229,971	$90,415	$320,386

	Redeemable				Accumulated
	Non-			Additional	Other		Total	Non-
	Controlling	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Controlling	Total
Six Months Ended June 30, 2019	Interests	Shares	Amount	Capital	Loss	Deficit	Equity	Interests	Equity
Balance — December 31, 2018	$119,572	120,114	$1,201	$574,248	$(7,223)	$(279,631)	$288,595	$73,617	$362,212
Cumulative-effect adjustment from adoption of new ASUs	—	—	—	—	—	(155)	(155)	—	(155)
Stock-based compensation expense	—	—	—	7,835	—	—	7,835	—	7,835
Issuance of common stock, net	—	1,492	15	255	—	—	270	—	270
Contributions from non-controlling interests and redeemable non-controlling interests	18,006	—	—	—	—	—	—	141,632	141,632
Distributions to non-controlling interests and redeemable non-controlling interests	(4,867)	—	—	—	—	—	—	(16,559)	(16,559)
Total other comprehensive loss	—	—	—	—	(11,765)	—	(11,765)	—	(11,765)
Net loss	(13,811)	—	—	—	—	(54,809)	(54,809)	(108,275)	(163,084)
Balance — June 30, 2019	$118,900	121,606	$1,216	$582,338	$(18,988)	$(334,595)	$229,971	$90,415	$320,386

See accompanying notes to condensed consolidated financial statements.

Vivint Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,681)	$(176,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,745	39,317
Deferred income taxes	61,074	57,678
Stock-based compensation	8,264	7,835
Loss on solar energy systems and property and equipment	9,534	4,157
Noncash interest and other expense	3,625	3,302
Reduction in lease pass-through financing obligation	(2,123)	(2,032)
Losses on interest rate swaps	29,503	2,750
Changes in operating assets and liabilities:
Accounts receivable, net	(8,158)	(13,979)
Inventories	7,432	186
Prepaid expenses and other current assets	11,813	816
Other non-current assets, net	(94,263)	(64,632)
Accounts payable	713	516
Accrued compensation	(8,586)	(999)
Deferred revenue	(13,570)	717
Accrued and other liabilities	5,916	179
Net cash used in operating activities	(150,762)	(141,084)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for the cost of solar energy systems	(135,247)	(124,400)
Payments for property and equipment	(2,926)	(994)
Proceeds from disposals of solar energy systems and property and equipment	1,357	1,128
Purchase of intangible assets	(527)	(115)
Net cash used in investing activities	(137,343)	(124,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment by non-controlling interests and redeemable non-controlling interests	161,827	159,638
Distributions paid to non-controlling interests and redeemable non-controlling interests	(24,995)	(18,051)
Proceeds from long-term debt	347,413	133,164
Payments on long-term debt	(19,703)	(20,913)
Payments for debt issuance and deferred offering costs	(9,604)	(2,962)
Proceeds from lease pass-through financing obligation	1,542	1,518
Principal payments on finance lease obligations	(2,116)	(577)
Proceeds from issuance of common stock, net of withholding taxes paid	747	270
Net cash provided by financing activities	455,111	252,087
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS	167,006	(13,378)
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—Beginning of period	255,940	290,896
CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED AMOUNTS—End of period	$422,946	$277,518
NONCASH INVESTING AND FINANCING ACTIVITIES:
Costs of solar energy systems included in changes in accounts payable, accrued compensation and accrued and other liabilities	$25,931	$43,028
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,770	$8,665
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,025	$3,756

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

On July 6, 2020, the Company, Sunrun Inc. (“Sunrun”), and Viking Merger Sub, Inc., a direct wholly owned subsidiary of Sunrun (“Merger Sub”) entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation of the Merger as a direct wholly owned subsidiary of Sunrun.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company’s financial results. The results of the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other interim period or other future year.

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

Liquidity

The Company requires cash to finance the deployment of solar energy systems. As of the date of this filing, the Company will require additional sources of cash beyond current cash balances and currently available financing facilities to fund long-term planned growth. The impact of COVID-19 has resulted in changes to the capital markets. The timing and type of funding the Company expects to obtain as part of its planned business processes has been disrupted in the recent past as a result of COVID-19 and may be disrupted in the future. Future funding may prove to be more expensive and less favorable than previously expected. If the Company is unable to secure additional financing when needed, or upon desirable terms, the Company may be unable to finance installation of customers’ solar energy systems in a manner consistent with past performance, cost of capital could increase, or the Company may be required to significantly reduce the scope of operations, any of which would have a material adverse effect on its business, financial condition, results of operations and prospects. While the Company believes additional financing is available and will continue to be available to support current levels of operations, the Company believes it has the ability to reduce operations to the level of available financial resources for at least the next 12 months from the date of this report, if necessary.

Performance Obligation—Solar Energy System and Product Sales

For certain System Sales, the Company provides limited post-sale services to monitor the productivity of the solar energy system for 20 years after it has been placed into service. The Company allocates a portion of the transaction price to the monitoring services by estimating the standalone selling price that the Company would charge for these services if offered separately from the sale of the solar energy system. As of June 30, 2020 and December 31, 2019, the Company had allocated deferred revenue of $5.6 million and $4.7 million to monitoring services that will be recognized over the term of the monitoring services.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities included on the condensed consolidated balance sheets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial Liabilities
Interest rate swaps	$—	$83,381	$—	$83,381

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets
Interest rate swaps	$—	$3,245	$—	$3,245

Financial Liabilities
Interest rate swaps	$—	$28,070	$—	$28,070

The interest rate swaps (Level 2) were valued using a discounted cash flow model that incorporates an assessment of the risk of non-performance by the interest rate swap counterparties and the Company. The valuation model uses various observable inputs including contractual terms, interest rate curves, credit spreads and measures of volatility. Financial liabilities as of June 30, 2020 include interest rate swaps for the Warehouse Facility, which are not designated as hedges, and interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. Financial assets as of December 31, 2019 included interest rate swaps for the Warehouse Facility, which are not designated as hedges. Financial liabilities as of December 31, 2019 included interest rate swaps for the Solar Asset Backed Notes, Series 2018-2, which are designated as hedges. See Note 11—Debt Obligations for additional details about these debt instruments.

The carrying values and fair values of the Company’s long-term debt were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Floating-rate long-term debt	$907,992	$907,992	$894,907	$894,907
Fixed-rate long-term debt	944,533	1,006,405	629,908	702,895
Subtotal long-term debt	1,852,525	$1,914,397	1,524,815	$1,597,802
Unamortized debt issuance costs	(32,871)		(25,154)
Total long-term debt	$1,819,654		$1,499,661

The Company’s outstanding balance of long-term debt is carried at cost net of unamortized debt issuance costs, where applicable. See Note 11—Debt Obligations. The Company estimated the fair values of its floating-rate debt facilities (Level 2) to approximate their carrying values because their interest rates are variable rates that approximate rates currently available to the Company. The Company’s fixed-rate debt facilities (Level 2) were valued using quoted prices for the fixed rate debt facilities that are publicly traded, or quoted prices for corporate debt with similar terms for debt facilities that are not publicly traded.

4.	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Solar energy systems held for sale	$12,422	$19,892
Photovoltaic installation products	722	684
Total inventories	$13,144	$20,576

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

5.	Solar Energy Systems

Solar energy systems, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
System equipment costs	$2,045,127	$1,926,809
Less: Accumulated depreciation	(235,923)	(205,338)
	1,809,204	1,721,471
Solar energy system inventory	63,827	38,390
Solar energy systems, net	$1,873,031	$1,759,861

Solar energy system inventory represents the solar components and materials used in the installation of solar energy systems prior to being installed on customers’ roofs. As such, no depreciation is recorded related to this line item. The Company recorded depreciation expense related to solar energy systems of $15.8 million and $13.8 million for the three months ended June 30, 2020 and 2019. The Company recorded depreciation expense related to solar energy systems of $30.6 million and $26.9 million for the six months ended June 30, 2020 and 2019.
6.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Lives	2020	2019
Leasehold improvements	1-12 years	$12,327	$10,458
Vehicles acquired under finance leases	3-4 years	11,849	10,280
Furniture and computer and other equipment	3-5 years	5,894	5,021
		30,070	25,759
Less: Accumulated depreciation and amortization		(10,049)	(8,259)
Property and equipment, net		$20,021	$17,500

The Company recorded depreciation and amortization expense related to property and equipment of $1.2 million and $0.9 million for the three months ended June 30, 2020 and 2019. The Company recorded depreciation and amortization expense related to property and equipment of $2.4 million and $1.0 million for the six months ended June 30, 2020 and 2019.
7.	Other Non-Current Assets

Other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Costs to obtain contracts	$708,846	$615,385
Accumulated amortization of costs to obtain contracts	(85,513)	(70,170)
Operating lease right-of-use assets	47,994	39,118
Sales incentives	10,073	10,008
Debt issuance costs	10,775	9,936
Prepaid insurance	8,086	6,541
Solar Lease straight-line asset	6,744	5,722
Advances receivable from sales professionals	4,855	6,395
Prepaid inventory	—	50,104
Other non-current assets	4,326	7,023
Total other non-current assets	$716,186	$680,062

The Company recorded amortization of costs to obtain contracts of $9.7 million and $7.4 million for the three months ended June 30, 2020 and 2019. The Company recorded amortization of costs to obtain contracts of $15.3 million and $11.3 million for the six months ended June 30, 2020 and 2019. Costs to obtain contracts are amortized over the initial terms of customer contracts, which are either 20 years or 25 years.

8.	Intangible Assets

Net intangible assets are included in other non-current assets, net and consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Cost:
Internal-use software	$3,123	$2,596
Developed technology	522	522
Trademarks/trade names	201	201
Total carrying value	3,846	3,319
Accumulated amortization:
Internal-use software	(401)	(105)
Developed technology	(425)	(393)
Trademarks/trade names	(130)	(119)
Total accumulated amortization	(956)	(617)
Total intangible assets, net	$2,890	$2,702

The Company recorded $0.1 million and a de minimis amount of amortization expense for the three months ended June 30, 2020 and 2019, which is included within general and administrative expense on the condensed consolidated statements of operations. The Company recorded $0.3 million and $0.1 million of amortization expense for the six months ended June 30, 2020 and 2019.

9.	Accrued Compensation

Accrued compensation consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll	$14,860	$18,633
Accrued commissions	10,575	15,516
Total accrued compensation	$25,435	$34,149

10.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued unused commitment fees and interest	$20,006	$16,995
Litigation Settlement	13,756	12,780
Accrued professional fees	11,459	5,546
Current portion of operating lease liabilities	8,921	8,436
Accrued workers' compensation	7,869	7,166
Current portion of lease pass-through financing obligation	4,840	5,147
Sales, use and property taxes payable	4,463	4,321
Workmanship accrual	4,246	4,217
External customer experience services	824	1,984
Accrued Inventory	672	4,667
Other accrued expenses	8,791	7,280
Total accrued and other current liabilities	$85,847	$78,539

11.	Debt Obligations

Debt obligations consisted of the following as of June 30, 2020 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$442,669	$(45)	$(8,039)	$2,445	$432,140	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	336,767	(5)	(5,472)	295	330,995	—	5.0	August 2023
2017 Term loan facility	176,474	(140)	(4,063)	5,746	166,525	—	6.0	January 2035
2018 Forward flow loan facility	124,133	(93)	(2,977)	3,661	117,402	—	4.7	November 2039
2019 Forward flow loan facility	136,226	(7)	(2,759)	318	133,142	13,774	4.7	(4)
HoldCo Financing Facility	200,000	(96)	(9,094)	2,181	188,629	100,000	8.0	May 2023
Credit agreement	1,256	(1)	(80)	18	1,157	—	6.5	February 2023
Revolving lines of credit(5)
Warehouse facility	329,000	—	—	—	329,000	241,000	4.4	August 2023
Asset Financing Facility(6)	106,000	—	—	10,000	96,000	74,362	3.6	June 2023
Total debt	$1,852,525	$(387)	$(32,484)	$24,664	$1,794,990	$429,136

Debt obligations consisted of the following as of December 31, 2019 (in thousands, except interest rates):

	Principal	Unamortized Debt				Unused
	Borrowings	Issuance Costs		Net Carrying Value		Borrowing	Interest	Maturity
	Outstanding	Current	Long-term	Current	Long-term	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$448,277	$(69)	$(8,414)	$3,639	$436,155	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	338,294	(5)	(6,133)	1,245	330,911	—	5.5	August 2023
2017 Term loan facility	180,365	(164)	(4,235)	7,882	168,084	—	6.0	January 2035
2018 Forward flow loan facility	124,800	(99)	(3,083)	3,622	117,996	—	4.7	November 2039
2019 Forward flow loan facility	82,813	—	(2,857)	—	79,956	67,187	4.7	(4)
Credit agreement	1,266	(2)	(93)	17	1,154	—	6.5	February 2023
Revolving lines of credit(5)
Warehouse facility	250,000	—	—	—	250,000	75,000	4.3	August 2023
Asset Financing Facility(6)	99,000	—	—	—	99,000	81,362	5.2	June 2023
Total debt	$1,524,815	$(339)	$(24,815)	$16,405	$1,483,256	$223,549

(1)

The interest rate disclosed in the table above is a weighted-average rate. The Series 2018-1 Notes are composed of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.

(2)

The Series 2018-2 Notes are composed of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted-average spread for all 2018-2 Notes of 2.95%.

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

The Company’s debt facilities include customary events of default, conditions to borrowing and covenants, including covenants that restrict, subject to certain exceptions, the Company’s ability to incur indebtedness, incur liens, make investments, make fundamental changes to its business, dispose of assets, make certain types of restricted payments or enter into certain related party transactions. Additionally, the Company is required to maintain certain financial measurements and interest rate swaps for certain debt facilities. These restrictions do not impact the Company’s ability to enter into investment funds, including those that are similar to those entered into previously. The Company’s debt facilities are secured by net cash flows from long-term customer contracts. The Company was in compliance with all debt covenants as of June 30, 2020.

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

In addition to customary events of default and covenants, the 2018-1 Notes are subject to unscheduled prepayment events that generally are customary in nature for solar securitizations of this type, including (1) asset coverage ratios falling below certain levels, (2) a debt service coverage ratio falling below certain levels, (3) the failure to maintain insurance, and (4) the failure to repay the notes in full prior to the anticipated repayment date for such class of notes. The occurrence of an unscheduled prepayment event or an event of default could result in the more rapid repayment of the 2018-1 Notes, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the 2018-1 Notes. The 2018-1 Notes are secured by, and payable solely from the cash flow generated by the membership interests in certain indirectly owned subsidiaries of the Company, each of which subsidiaries is the managing member of a project company that owns a pool of photovoltaic systems and related Solar Leases and PPAs and ancillary rights and agreements that were originated by a wholly owned subsidiary of the Company. As of June 30, 2020, the Company had $17.7 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

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

The 2018-2 Notes have the same events of default, covenants and unscheduled prepayment events as the 2018-1 Notes. In addition, the 2018-2 Notes are subject to unscheduled prepayment events relating to certain change of control events at the level of the subsidiary entity that entered into the 2018-2 Notes and certain liquidity requirements. As of June 30, 2020, the Company had $27.5 million in required reserves outstanding in collateral accounts with the administrative agent, which are included in restricted cash and cash equivalents.

2017 Term Loan Facility

In January 2017, a wholly owned subsidiary of the Company entered into a long-term fixed rate credit agreement (the “2017 Term Loan Facility”). Interest on borrowings accrues at an annual fixed rate equal to 6.0% and is payable in arrears. Certain principal payments are due on a quarterly basis, subject to the occurrence of certain events. As of June 30, 2020, the Company had $20.7 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2018 Forward Flow Loan Facility

In August 2018, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2018 Forward Flow Loan Facility”) pursuant to which the Company borrowed an aggregate principal amount of $124.8 million. The Company was permitted to make multiple borrowings under the 2018 Forward Flow Loan Facility during the availability period. In November 2019, all outstanding loans under the 2018 Forward Flow Facility were aggregated into a single term loan with a maturity date of November 20, 2039. Interest on the aggregated term loan accrues at an annual fixed rate of 4.7%. The interest rate of the aggregated term loan is a blended rate based on weighted draws during the availability period. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of June 30, 2020, the Company had $6.5 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

2019 Forward Flow Loan Facility

In May 2019, a subsidiary that is indirectly owned by the Company together with investors, entered into a loan agreement (the “2019 Forward Flow Loan Facility”) pursuant to which the Company may borrow up to an aggregate principal amount of $150.0 million. The Company may make multiple borrowings under the 2019 Forward Flow Loan Facility during the availability period, which will continue no later than November 20, 2020. After the availability period, all outstanding loans under the 2019 Forward Flow Loan Facility will be aggregated into a single term loan with a maturity date 20 years after the date of aggregation. On any anniversary of the date of aggregation occurring from and after the sixth such anniversary, upon notice to the lenders, the Company may borrow additional loans under the 2019 Forward Flow Loan Facility if the Company is projected to have sufficient net cash flow to service such additional debt. If any lender declines to fund such additional loans, the Company will have the right to prepay outstanding loans from such lender in an amount equal to 102.5% of such loans, plus accrued and unpaid interest, without any make-whole amount. Interest on each loan will accrue at an annual rate equal to the greater of (a) 4.70% and (b) the U.S. Treasury rate for the weighted-average life of such loan, plus an applicable margin equal to 2.35%. Scheduled principal payments are due on a quarterly basis, at the end of January, April, July and October of each year. Upon the occurrence of certain events, the Company will be required to make prepayments of the loans, including payment of a make-whole amount in certain circumstances. As of June 30, 2020, the Company had $3.6 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

HoldCo Financing Facility

In May 2020, a wholly owned subsidiary of the Company entered into a loan agreement (the “HoldCo Financing Facility”) under which the Company may incur up to an aggregate principal amount of $300.0 million in term borrowings. The Company drew down $200.0 million of the term borrowings in May 2020 and $100.0 million of delayed draw commitments are available to be drawn upon the satisfaction of certain customary conditions precedent. The HoldCo Financing Facility provides that loans under the facility are intended to be used for general corporate purposes of the Company and its subsidiaries. The HoldCo Financing Facility matures on May 26, 2023. The loans under the HoldCo Financing Facility shall accrue interest at a fixed interest rate equal to 8.0% per annum.

Credit Agreement

In February 2016, a wholly owned subsidiary of the Company entered into a fixed rate credit agreement (the “Credit Agreement”). Principal and interest payments under the Credit Agreement are paid quarterly over the term of the loan. Interest accrues on borrowings at a fixed rate of 6.50%.

Warehouse Facility

In August 2019, a wholly owned subsidiary of the Company entered into a floating rate revolving warehouse facility (the “Warehouse Facility”) pursuant to which it may borrow up to an aggregate principal amount of $325.0 million. In May 2020 the Warehouse Facility was amended to increase the revolving advance commitments by $245.0 million. As amended, the Warehouse Facility provides for an aggregate of $570.0 million in revolving advance commitments. Subsequent to the May 2020 amendments, during the period in which the Company may make borrowings under the Warehouse Facility, which is currently anticipated to continue until August 2022, interest on borrowings accrues at an annual rate equal to the applicable adjusted LIBOR rate plus 3.10%. Thereafter, interest will accrue at an annual rate equal to the applicable adjusted LIBOR rate plus 4.10%. In addition, the Company is required to maintain interest rate hedging arrangements such that not less than 90.0% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate or other interest rate protection. Initially, subject to the terms of the Warehouse Facility, only interest payments are due on a quarterly basis, through the availability period, and then certain principal and interest payments may be due. These payments will occur on the 15th of January, April, July and October of each year, subject to the occurrence of certain events, including a borrowing base deficiency and dispositions with respect to any of the collateral. Principal and interest payable under the Warehouse Facility mature in four years and optional prepayments, in whole or in part, are permitted under the Warehouse Facility no more than once per month, without premium or penalty apart from any customary LIBOR breakage provisions. As of June 30, 2020, the Company had $8.8 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

Asset Financing Facility

In December 2019, a wholly owned subsidiary of the Company entered into a loan and security agreement (the “Asset Financing Facility”), under which the Company may incur up to an aggregate principal amount of $200.0 million in revolver borrowings. The Asset Financing Facility matures in June 2023. In addition to the outstanding borrowings as of June 30, 2020, the Company had established letters of credit under the Asset Financing Facility for up to $19.6 million related to insurance and retail contracts. Borrowings under the Asset Financing Facility may be designated as base rate loans or LIBOR loans, subject to certain terms and conditions. Base rate loans accrue interest at a rate per year equal to 2.25% plus the highest of (i) the federal funds rate plus 0.5%, (ii) Bank of America, N.A.’s published “prime rate,” and (iii) LIBOR rate plus 1.0%, subject to a 0.0% floor. LIBOR loans accrue interest at a rate per annum equal to 3.25% plus the fluctuating rate of interest equal to LIBOR or a comparable successor rate approved by the administrative agent, subject to a 0.0% floor. In addition to customary covenants for this type of facility, the Company is subject to a financial covenant and is required to have unencumbered cash and cash equivalents at the end of each fiscal quarter of at least the greater of (i) $30.0 million and (ii) the amount of unencumbered liquidity to be maintained by the Company in accordance with any loan documents governing its recourse debt facilities. As of June 30, 2020, the Company was in compliance with such covenants. Additionally, as of June 30, 2020, the Company had $1.9 million in required reserves outstanding in collateral accounts with the administrative agent, which were included in restricted cash and cash equivalents.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$823	$366	$1,537	$660
Interest on lease liabilities	157	58	310	84
Operating lease cost	3,574	2,770	6,967	5,540
Short-term lease cost	355	579	719	1,301
Total lease cost	$4,909	$3,773	$9,533	$7,585

Other information
Finance leases:
Operating cash outflows	$157	$58	$310	$84
Financing cash outflows	$920	$306	$2,116	$577
Right-of-use assets obtained in exchange for lease liabilities	$361	$2,703	$2,025	$3,756
Weighted-average remaining lease term (in years)	3.2	3.6	3.2	3.6
Weighted-average discount rate	7.0%	7.7%	7.0%	7.7%
Operating leases:
Operating cash outflows	$3,397	$2,809	$6,738	$5,635
Right-of-use assets obtained in exchange for lease liabilities	$1,540	$1,755	$13,770	$8,665
Weighted-average remaining lease term (in years)	8.7	9.4	8.7	9.4
Weighted-average discount rate	7.3%	8.0%	7.3%	8.0%

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

Future minimum lease payments for the Company’s finance leases as of June 30, 2020 were as follows (in thousands):

2020	$1,518
2021	3,034
2022	2,908
2023	1,938
2024	122
Thereafter	—
Total minimum lease payments	9,520
Less: interest	957
Present value of finance lease obligations	8,563
Less: current portion	2,534
Long-term portion	$6,029

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

Future minimum lease payments under non-cancellable operating leases as of June 30, 2020 were as follows (in thousands):

2020	$6,699
2021	11,531
2022	8,982
2023	7,373
2024	6,850
Thereafter	39,375
Total minimum lease payments	80,810
Less: present value impact	22,208
Present value of operating lease obligations	58,602
Less: current portion	8,921
Long-term portion	$49,681

13.	Derivative Financial Instruments

Derivative financial instruments at fair value consisted of the following (in thousands):

	June 30, 2020
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$57,123	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$26,258	Other non-current liabilities

	December 31, 2019
	Fair Value	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$28,070	Other non-current liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$3,245	Other non-current assets

The Company is exposed to interest rate risk relating to its outstanding debt facilities that have variable interest rates. In connection with the Warehouse Facility, the Company is required to maintain interest rate swaps such that not less than 90% of the aggregate expected amortization profile of all outstanding revolving advances is subject to a fixed interest rate. The Company is required to meet this threshold within five business days after the end of each quarterly period. As of June 30, 2020, the Company had entered into interest rate swaps with an aggregate notional amount of approximately $302.0 million. The Company did not designate these interest rate swaps as hedge instruments and accounts for any changes in fair value in other expense, net.

In connection with the 2018-2 Notes, the Company entered into interest rate swaps to offset changes in the variable interest rate for a portion of these notes. As of June 30, 2020, the notional amount of these interest rate swaps was $322.1 million. The notional amount of the interest rate swaps decreases through the maturity of the 2018-2 Notes, similar to the Company’s estimated semi-annual principal payments on the 2018-2 Notes through August 2023. The interest rate swaps are designated as cash flow hedges, and unrealized gains or losses are recorded in other comprehensive income (“OCI”). The amount of accumulated other comprehensive loss (“AOCI”) expected to be reclassified to interest expense within the next 12 months is approximately $8.6 million. The Company will discontinue the hedge accounting designation of these derivatives if interest payments on LIBOR-indexed floating rate loans compared to the payments under the derivatives are no longer highly effective.

The Company records derivatives at fair value. The losses on derivatives designated as cash flow hedges recognized in OCI, before tax effect, consisted of the following (in thousands):

	Three Months Ended June 30,
	2020	2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$3,591	$9,967

	Six Months Ended June 30,
	2020	2019
Derivatives designated as cash flow hedges:
Interest rate swaps	$30,828	$16,627

The losses on derivative financial instruments recognized in the condensed consolidated statements of operations, before tax effect, consisted of the following (in thousands):

	Three Months Ended June 30,
	2020		2019
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Total amounts presented in the income statement line items	$24,712	$1,145	$19,472	$1,365

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses reclassified from AOCI into income	$881	$—	$238	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses recognized in income	—	1,145	—	1,366
Total losses	$881	$1,145	$238	$1,366

	Six Months Ended June 30,
	2020		2019
	Interest expense, net	Other expense, net	Interest expense, net	Other expense, net
Total amounts presented in the income statement line items	$46,344	$29,503	$38,599	$2,750

Derivatives designated as cash flow hedges:
Interest rate swaps
Losses reclassified from AOCI into income	$1,775	$—	$560	$—
Derivatives not designated as hedging instruments:
Interest rate swaps
Losses recognized in income	—	29,503	—	2,750
Total losses	$1,775	$29,503	$560	$2,750

14.	Investment Funds

The Company has formed investment funds for the purpose of funding the purchase of solar energy systems under long-term customer contracts. As of June 30, 2020 and December 31, 2019, the aggregate carrying value of these funds’ assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$56,939	$82,764
Accounts receivable, net	23,890	8,922
Prepaid expenses and other current assets	2,103	1,676
Total current assets	82,932	93,362
Restricted cash and cash equivalents	10,092	8,890
Solar energy systems, net	1,683,849	1,587,354
Other non-current assets, net	591,560	504,668
Total assets	$2,368,433	$2,194,274
Liabilities
Current liabilities:
Distributions payable to non-controlling interests and redeemable non-controlling interests	$15,458	$10,253
Current portion of long-term debt	3,979	3,622
Current portion of deferred revenue	2,282	2,590
Accrued and other current liabilities	6,710	6,394
Total current liabilities	28,429	22,859
Long-term debt, net of current portion	250,544	197,952
Deferred revenue, net of current portion	18,396	12,242
Other non-current liabilities	260	301
Total liabilities	$297,629	$233,354

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

Fund investors for three of the funds are managed indirectly by The Blackstone Group L.P. (the “Sponsor”) and are considered related parties. As of June 30, 2020 and December 31, 2019, the cumulative total of contributions into the VIEs by all investors was $2,111.5 million and $1,949.7 million. Of these contributions, a cumulative total of $110.0 million was contributed by related parties in prior periods. A third-party provider has agreed to perform backup maintenance services for all funds, if necessary.

Lease Pass-Through Financing Obligation

During 2015, a wholly owned subsidiary of the Company entered into a lease pass-through fund arrangement under which the Company contributed solar energy systems and the investor contributed cash. The net carrying value of the related solar energy systems was $42.9 million and $43.8 million as of June 30, 2020 and December 31, 2019.

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

The lease pass-through financing obligation is nonrecourse. As of June 30, 2020 and December 31, 2019, the Company had recorded financing liabilities of $4.3 million and $4.6 million related to this fund arrangement, which was the lease pass-through financing obligation recorded in other liabilities.

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

The Company is contractually obligated to make certain VIE investors whole for losses that the investors may suffer in certain limited circumstances resulting from the disallowance or recapture of ITCs. The Company has concluded that the likelihood of a significant recapture event is remote and consequently has not recorded any liability in the condensed consolidated financial statements for any potential recapture exposure. The maximum potential future payments that the Company could have to make under this obligation would depend on the Internal Revenue Service (“IRS”) successfully asserting upon audit that the fair market values of the solar energy systems sold or transferred to the funds as determined by the Company exceeded the allowable basis for the systems for purposes of claiming ITCs. The fair market values of the solar energy systems and related ITCs are determined and the ITCs are allocated to the fund investors in accordance with the funds’ governing agreements. Due to uncertainties associated with estimating the timing and amounts of distributions, the likelihood of an event that may trigger repayment, forfeiture or recapture of ITCs to such investors, and the fact that the Company cannot determine how the IRS will evaluate system values used in claiming ITCs, the Company cannot determine the potential maximum future payments that are required under these guarantees. As of June 30, 2020, the Company has not made any payments under these guarantees. However, several recent investment funds, the 2018-1 Notes and the 2018-2 Notes have required the Company to prepay insurance premiums to cover the risk of ITC recapture. The Company amortizes this prepaid insurance expense over the ITC recapture period. The Company had prepaid insurance balances of $10.0 million and $8.1 million as of June 30, 2020 and December 31, 2019.

From time to time, the Company incurs fees for non-performance, which non-performance may include, but is not limited to, delays in the installation process and interconnection to the power grid of solar energy systems and other factors. Based on the terms of the investment fund agreements, the Company will either reimburse a portion of the fund investor’s capital or pay the fund investor a non-performance fee. No distributions were paid to reimburse fund investors during the three months ended June 30, 2020. Distributions paid to reimburse fund investors totaled $1.1 million during the six months ended June 30, 2020. As of June 30, 2020, the Company accrued an estimated $2.6 million in distributions to reimburse fund investors.

Certain tax equity funds and debt facilities require the Company to maintain an aggregate amount of $30.0 million of unencumbered cash and cash equivalents at the end of each month.

15.	Redeemable Non-Controlling Interests and Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows (in thousands):

	June 30,	December 31,
	2020	2019
Shares available for grant under equity incentive plans	16,280	13,060
Restricted stock units issued and outstanding	5,969	6,271
Stock options issued and outstanding	5,069	5,421
Long-term incentive plan	2,706	2,706
Total	30,024	27,458

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

As of June 30, 2020, a total of 16.3 million shares of common stock were available to grant under the 2014 Plan, subject to adjustment in the case of certain events. The number of shares available to grant under the 2014 Plan is subject to an annual increase on the first day of each year. In accordance with the annual increase, an additional 4.9 million shares became available to grant in January 2020 under the 2014 Plan.

Stock Options

Stock Option Activity

Stock option activity for the six months ended June 30, 2020 was as follows (in thousands, except term and per share amounts):

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding—December 31, 2019	5,421	$4.21		$17,073
Granted	660	8.21
Exercised	(978)	1.58
Cancelled	(34)	6.36
Outstanding—June 30, 2020	5,069	$5.23	8.2	$23,874
Options vested and exercisable—June 30, 2020	1,669	$3.86	7.0	$10,263

RSUs

RSU activity for the six months ended June 30, 2020 was as follows (awards in thousands):

		Weighted-
		Average
	Number of	Grant Date
	Awards	Fair Value
Outstanding at December 31, 2019	6,271	$4.85
Granted	1,370	8.18
Vested(1)	(1,419)	4.42
Forfeited	(253)	5.15
Outstanding at June 30, 2020	5,969	$5.71

(1)	Vested RSUs include shares withheld on behalf of participants to satisfy tax withholding requirements.

Stock-Based Compensation Expense

Stock-based compensation was included in operating expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$459	$404	$827	$736
Sales and marketing	1,000	806	1,956	1,541
General and administrative	2,833	2,915	5,416	5,499
Research and development	33	31	65	59
Total stock-based compensation	$4,325	$4,156	$8,264	$7,835

Unrecognized stock-based compensation expense for RSUs and stock options as of June 30, 2020 was as follows (in thousands, except years):

	Unrecognized	Weighted-
	Stock-Based	Average Period
	Compensation	of Recognition
	Expense	(in years)
RSUs	$22,609	1.8
Stock options	8,354	1.9
Total unrecognized stock-based compensation expense	$30,963

17.	Income Taxes

The income tax expense for the three months ended June 30, 2020 and 2019 was calculated on a discrete basis resulting in a consolidated quarterly effective income tax rate of (62.4)% and (51.9)%. For the six months ended June 30, 2020 and 2019 the Company’s consolidated effective income tax rate was (36.3)% and (48.1)%. The variations between the consolidated effective income tax rate and the U.S. federal statutory rate for the three and six months ended June 30, 2020 and 2019 were primarily attributable to the tax gains recognized on the sale of solar energy systems to investment funds and non-controlling interests and redeemable non-controlling interests. Additionally, the consolidated effective income tax rate for the three and six months ended June 30, 2020 reflects the benefit from the net operating loss carryback provisions pursuant to the CARES Act.

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

The Company’s condensed consolidated statements of operations included related party transactions of $0.3 million and $0.2 million within sales and marketing for the three months ended June 30, 2020 and 2019. The Company’s condensed consolidated statements of operations included related party transactions of $0.6 million and $1.0 million within sales and marketing for the six months ended June 30, 2020 and 2019.

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

The Company made payments under agreements with Vivint of $1.1 million and $3.8 million for the three months ended June 30, 2020 and 2019. The Company made payments under these agreements of $2.8 million and $6.2 million for the six months ended June 30, 2020 and 2019. These amounts reflect the level of services provided by Vivint on behalf of the Company.

Under agreements with Vivint, the Company recorded payable balances to Vivint of $0.1 million and $2.2 million in accounts payable as of June 30, 2020 and December 31, 2019.

Advances Receivable—Related Party

Net amounts due from direct-sales professionals were $5.0 million and $6.6 million as of June 30, 2020 and December 31, 2019. The Company provided a reserve of $0.6 million and $0.4 million as of June 30, 2020 and December 31, 2019 related to advances to direct-sales professionals who have terminated their employment agreement with the Company.

Investment Funds

Fund investors for three of the investment funds are indirectly managed by the Sponsor and accordingly are considered related parties. The Company accrued equity distributions to these entities of $1.1 million and $1.4 million as of June 30, 2020 and December 31, 2019, included in distributions payable to non-controlling and redeemable non-controlling interests. See Note 14—Investment Funds.

19.Commitments and Contingencies

Letters of Credit

As of June 30, 2020, the Company had established letters of credit under the Asset Financing Facility for up to $19.6 million related to insurance and retail contracts.

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

Residual Commission Payments

The Company pays a portion of sales commissions to its sales professionals on a deferred basis. The amount deferred is based on the value of the system sold by the sales professional and payment is based on the sales professional remaining employed by the Company. As this amount is earned over time, it is not considered an incremental cost of obtaining the contract due to the requirement that the sales professional remain in the Company’s service. As a result, the amount that is earned over time is expensed by the Company over the deferment period. In the second quarter of 2019, this plan was changed such that no new accounts were added to this deferred payment plan. As of June 30, 2020, the total estimated obligation that is currently not recorded in the Company’s condensed consolidated financial statements, but that will be earned and expensed over the deferment period was $0.9 million.

Legal Proceedings and Regulatory Matters

In February 2018, two former employees, on behalf of themselves and other direct sellers, named the Company in a putative class and Private Attorneys General Act action in San Diego County Superior Court, California, alleging that the Company misclassified those employees and violated other wage and hour laws. The Company disputes the allegations and has retained counsel to defend it in the litigation. On October 7, 2019, the Company entered into a class action settlement agreement, pursuant to which the Company has agreed to pay $7.25 million to settle the claims in the lawsuit, which was accrued by the Company in general and administrative expense in 2019. The settlement is subject to court approval. On July 10, 2020, the court granted final approval of the settlement.

In March 2018, the New Mexico Attorney General’s office filed an action against the Company and several of its officers in New Mexico State Court, alleging violation of state consumer protection statutes and other claims. The Company disputes the allegations in the lawsuit and intends to defend itself in the action. On July 14, 2020, the Company and the New Mexico Attorney General’s office entered into a Memorandum of Understanding whereby they will enter into a mutually agreeable settlement document within 35 days to resolve and dismiss the action for a one-time payment of $1.95 million plus other non-monetary consideration, which pending the final settlement documentation, has been accrued in the Company’s condensed consolidated balance sheet as of June 30, 2020.

In July 2018, an individual filed a putative class action lawsuit in the U.S. District Court for the District of Columbia, purportedly on behalf of himself and other persons who received certain telephone calls. The lawsuit alleges that the Company violated the Telephone Consumer Protection Act and some of its implementing regulations. The complaint seeks statutory penalties for each alleged violation. The Company disputes the allegations in the complaint, has retained counsel and intends to vigorously defend itself in the litigation. In August 2019, the Company reached a settlement to resolve the class action on a nationwide basis for a payment of approximately $1.0 million (including plaintiff’s attorneys’ fees), which was accrued by the Company in general and administrative expense in 2019. On June 2, 2020, the court granted final approval of the settlement.

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

In October 2018, a former sales professional filed a representative action in Orange County Superior Court, California, pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint. In November 2019, the parties entered into an agreement pursuant to which the plaintiff agreed that the resolution of the February 2018 class action referenced above would resolve all of the claims in this action. On July 10, 2020, the court dismissed the case with prejudice.

In June 2019, a former sales professional filed a representative action in San Diego County Superior Court, California, pursuant to California’s Private Attorneys General Act alleging that the Company violated California labor and employment laws by, among other things, failing to properly compensate its direct sellers and reimburse them for business expenses. The Company disputes the allegations in the complaint. The resolution of the February 2018 class action referenced above resolves the representative claims pursuant to California’s Private Attorneys General Act.

In October 2019, two separate, purported stockholders filed separate putative class actions in the U.S. District Court for the Eastern District of New York purportedly on behalf of themselves and all others similarly situated. The lawsuits allege violations of federal securities laws and seek unspecified compensatory damages, attorneys’ fees and costs. In March 2020, the court consolidated the two actions and appointed lead plaintiffs and lead counsel to represent the putative class. The court-appointed lead plaintiffs filed an amended and consolidated complaint in the action. The Company will respond to the amended and consolidated complaint, and it reserves all of its rights and objections with regard to jurisdictional challenges and venue as well as any other objections and motions related to the amended and consolidated complaint. The Company disputes the plaintiffs’ allegations and has retained counsel to represent it in the litigation. The Company is unable to estimate a range of loss, if any, at this time. If an unfavorable outcome were to occur in this case, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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

In January 2020, the Company entered into a settlement agreement called an Assurance of Discontinuance (“Settlement”) with the New York Attorney General (“NYAG”). The Settlement requires that the Company adopt certain changes to its sales and marketing practices in New York and pay approximately $2.0 million to the State of New York in three payments. The Company accrued this amount in its financial statements as of December 31, 2019 and has paid $1.5 million. The Settlement required that the Company notify New York customers about the Settlement and their potential rights under it, including the potential rights to have the Company remove their system, leave their property in a watertight condition, cancel contracts, and refund amounts paid, and/or to repair property damage. The NYAG will be the final arbiter of any disputes as to the consumer’s eligibility for relief. The Company has accrued another $2.0 million for this potential liability in general and administrative expenses for the period ending December 31, 2019, which represents the Company’s current best estimate of potential loss. Future adjustments to the Company’s current accrual, which currently cannot be estimated, could adversely impact the Company’s operating results in the period(s) in which any such adjustments are made. Actual expenses may deviate materially from the Company’s estimate.

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

The following table sets forth the computation of the Company’s basic and diluted net loss attributable per share to common stockholders for the six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(1,241)	$(28,567)	$(41,501)	$(54,809)
Denominator:
Shares used in computing net loss attributable per share to common stockholders, basic and diluted	124,844	120,869	124,383	120,589
Net loss attributable per share to common stockholders:
Basic and diluted	$(0.01)	$(0.24)	$(0.33)	$(0.45)

For all periods presented, the Company incurred net losses attributable to common stockholders. As such, the effect of the Company’s outstanding stock options and restricted stock units were not included in the calculations of diluted net loss attributable per share to common stockholders as the effect would have been anti-dilutive. The weighted-average number of potentially dilutive securities that were not included in the diluted per share calculations because they would have been anti-dilutive was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock units	5,692	7,040	5,810	6,850
Stock options	4,649	5,146	4,719	4,782
Total	10,341	12,186	10,529	11,632

21.	Subsequent Events

On July 6, 2020, the Company, Sunrun, and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation of the Merger as a direct wholly owned subsidiary of Sunrun.

If the Merger is completed, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger, except for certain specified shares, will be converted automatically into the right to receive 0.55 fully paid and nonassessable shares of Sunrun common stock and, if applicable, an amount in cash, without interest and less any applicable withholding taxes, rounded down to the nearest cent, in lieu of any fractional share interest in Sunrun common stock to which the holder otherwise would have been entitled.

The completion of the Merger is subject to customary conditions. The Company anticipates that the Merger will be completed in the fourth quarter of 2020. However, the Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if other uncertainties may arise.

The Merger Agreement provides for certain termination rights for both parties. If the Merger Agreement is terminated due to the Company’s or Sunrun’s breach of certain representations, warranties, covenants or agreements under certain specified circumstances, the Company would be required to pay Sunrun a termination fee of $54.0 million or Sunrun would be required to pay the Company a termination fee of $107.0 million. The Merger Agreement also provides the Company the right to terminate it if Sunrun breaches certain obligations related to obtaining expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in which case Sunrun instead would be required to pay the Company a termination fee of $45.0 million.

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

These forward-looking statements include, but are not limited to:

•	the proposed acquisition of us by Sunrun Inc., or Sunrun;
•	the duration and severity of the COVID-19 pandemic;
•	the success of our plans to mitigate the negative economic impacts of COVID-19;
•	federal, state and local regulations and policies governing the electric utility industry;
•	the regulatory regime for our offerings and for third-party owned solar energy systems;
•	technical limitations imposed by operators of the power grid;
•	the continuation of rebates, tax credits and incentives, including changes to the rates of the U.S. federal investment tax credit, or ITC;
•	the price of utility-generated electricity and electricity from other sources;
•	our ability to finance the installation of solar energy systems;
•	our ability to efficiently install and interconnect solar energy systems to the power grid;
•	our ability to manage growth, product offering mix and costs;
•	our ability to further penetrate existing markets and expand into new markets;
•	our ability to develop new product offerings and distribution channels;
•	our relationship with our sister company Vivint Smart Home, Inc., or Vivint, and The Blackstone Group L.P., our Sponsor;
•	our ability to manage our supply chain;
•	the cost of equipment and the residual value of solar panels after the expiration of our customer contracts;
•	the course and outcome of litigation, regulatory investigations and other disputes; and
•	our ability to maintain our brand and protect our intellectual property.

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

Overview

Our business operations have experienced significant disruptions due to the unprecedented conditions surrounding COVID-19 in the United States, which has required us to modify our business practices. Since March 2020, we have been following the recommendations of state and local health authorities to minimize the exposure risk for team members and customers, including restricting access to our physical offices. Our direct-to-home sales professionals have had to quickly adapt to remote sales practices, though recently they have been able to resume direct-to-home sales activities in most markets. As a result of these conditions related to COVID-19, we experienced a lower level of solar energy system installations in the second quarter of 2020 compared to recent quarters, though recently we have seen solar energy system installations trending upward. The timing and extent to which solar energy installations will fluctuate depends on when and to what extent government restrictions related to COVID-19 are relaxed and how our business practices may change as a result of long-term shifts in consumer behavior resulting from the COVID-19 pandemic.

Management has devoted significant time and attention to assessing the potential impact of COVID-19 and related events on our operations and financial position and has developed operational and financial plans to address those matters. We have taken many actions, including, but not limited to, having employees work from home where possible, practicing social distancing in all aspects of our business, reducing our workforce, temporarily reducing compensation, temporarily closing warehouses and sales offices, and eliminating expenditures. As a result of these actions, we saw our expense structure decrease in the second quarter of 2020. Recently we have been able to bring back most of our furloughed workforce and reinstate compensation and have most recently seen our expense structure trending upward. The timing and extent to which our expense structure will fluctuate in the future depends on whether these or similar actions need to be re-implemented, when and to what extent government restrictions related to COVID-19 are relaxed or re-implemented, and how our business practices may change as a result of long-term shifts in consumer behavior resulting from the COVID-19 pandemic.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic, and our ability to perform certain functions could be negatively impacted. While the potential impact and duration of the COVID-19 pandemic on the U.S. economy and our industry in particular are difficult to assess or predict, the pandemic has resulted in changes to the capital markets, which have negatively affected the timing and type of funding we expected to obtain as part of our planned business processes and which may reduce or delay our ability to access capital and negatively affect our liquidity and results of operations. In addition, the current recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products, reduce or delay our ability to install our products, impact our supply chain, including the pricing, timing and availability of equipment, or cause a decrease in collections from our customers, among other negative impacts. These events could cause a material adverse effect on our financial position, liquidity, and results of operations. As a result of this uncertainty, it is difficult for us to provide forward-looking statements.

We offer distributed solar energy — electricity generated by a solar energy system installed at or near customers’ locations — to residential customers. Historically, we have primarily offered our products through a customer-focused and neighborhood-driven direct-to-home sales model. During the COVID-19 pandemic we have been following the recommendations of state and local health authorities to minimize the exposure risk for team members and customers, which has required our direct-to-home sales force to quickly adapt to remote sales practices, though recently they have been able to resume direct-to-home sales activities in most markets. We believe we are disrupting the traditional electricity market by satisfying customers’ demand for increased energy independence and less expensive, more socially responsible electricity generation. As a result, we primarily compete with traditional utilities in the markets we serve, and our strategy is to price the energy we sell below prevailing retail electricity rates. The price our customers pay to buy energy from us varies depending on the state where the customer is located, the impact of the local traditional utility, customer price sensitivity, the availability of incentives and rebates, the need to offer a compelling financial benefit and the price other solar energy companies charge in the region. We also compete with distributed solar energy system providers for solar energy system sales on the basis of price, service and availability of financing options.

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

Of the 99.7 megawatts installed in the six months ended June 30, 2020, approximately 61% were installed under PPAs, 27% were installed under Solar Leases and 12% were installed under System Sales. We will continue to maximize the value of the solar energy systems we install as well as continue to evaluate pricing to optimize our use of capital based on market conditions and utility rates.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Solar energy system installations	6,735	8,163	14,973	14,677
Megawatts installed	43.6	56.0	99.7	101.6

	June 30,	December 31,
	2020	2019
Cumulative solar energy system installations	203,264	188,291
Cumulative megawatts installed	1,393.7	1,294.0
Estimated nominal contracted payments remaining (in millions)	$4,784.3	$4,434.0
Estimated gross retained value under energy contracts (in millions)	$1,810.5	$1,690.0
Estimated gross retained value of renewal (in millions)	$652.3	$600.7
Estimated gross retained value (in millions)	$2,462.8	$2,290.7
Estimated gross retained value per watt	$1.98	$1.98

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

There have been no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Developments

On July 6, 2020, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Sunrun, and Viking Merger Sub Inc., or Merger Sub, which contemplates the acquisition of our company by Sunrun. Pursuant to the Merger Agreement, Merger Sub will merge with and into Vivint Solar, or the Merger, with Vivint Solar continuing as the surviving corporation of the Merger as a direct wholly owned subsidiary of Sunrun.

If the Merger is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger, except for certain specified shares, will be converted automatically into the right to receive 0.55 fully paid and nonassessable shares of Sunrun common stock and, if applicable, an amount in cash, without interest and less any applicable withholding taxes, rounded down to the nearest cent, in lieu of any fractional share interest in Sunrun common stock to which the holder otherwise would have been entitled.

The completion of the Merger is subject to customary conditions. We anticipate that the Merger will be completed in the fourth quarter of 2020. However, we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if other uncertainties may arise.

The Merger Agreement provides for certain termination rights for both parties. If the Merger Agreement is terminated due to our or Sunrun’s breach of certain representations, warranties, covenants or agreements under certain specified circumstances, we would be required to pay Sunrun a termination fee of $54.0 million or Sunrun would be required to pay us a termination fee of $107.0 million. The Merger Agreement also provides us the right to terminate it if Sunrun breaches certain obligations related to obtaining expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in which case Sunrun instead would be required to pay us a termination fee of $45.0 million.

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

The following table sets forth our revenue by major product (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Customer agreements and other incentives	$69,394	$52,399	$108,177	$82,607
SREC sales	12,441	10,956	24,934	20,351
Total customer agreements and incentives	81,835	63,355	133,111	102,958

System Sales	24,360	26,759	63,352	56,058
Photovoltaic installation products	199	643	1,082	1,112
Total solar energy system and product sales	24,559	27,402	64,434	57,170
Total revenue	$106,394	$90,757	$197,545	$160,128

Operating Expenses

At the end of the first quarter of 2020, we took a number of cost reduction initiatives, including decreasing a significant portion of our workforce through furloughs and layoffs, salary reductions, and temporarily closing warehouses and sales offices. Recently we have been able to bring back most of our furloughed workforce and reinstate compensation. The timing and extent to which our expense structure will fluctuate in the future depends on the severity and duration of the COVID-19 pandemic and whether such actions need to be re-implemented. In addition, if we have to re-implement these actions, we may be unable to hire, or rehire, our workforce in a timely way as COVID-19 restrictions are loosened and if we are unable to meet the demand for our solar energy systems, our future operating results and prospects may be adversely affected.

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

General and Administrative.     General and administrative expenses include personnel costs, such as salaries, bonuses and stock-based compensation related to our general and administrative personnel; professional fees related to legal, human resources, accounting, structured finance and Merger related services; litigation settlements; travel; and allocated facilities and information technology costs.

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

Net Loss Attributable to Common Stockholders

We determine the net loss attributable to common stockholders by deducting from net loss the net loss attributable to non-controlling interests and redeemable non-controlling interests, which represents the investment fund investors’ allocable share in the results of operations of the investment funds that we consolidate. Generally, gains and losses that are allocated to the fund investors under the hypothetical liquidation at book value, or HLBV, method relate to hypothetical liquidation gains and losses resulting from differences between the net assets of the investment fund and the partners’ respective tax capital accounts in the investment fund. As of June 30, 2020, we had one operational investment fund that did not utilize the HLBV method to allocate gains and losses as we own 100% of the equity of that fund and there is no non-controlling interest attributable to a fund investor.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Revenue:
Customer agreements and incentives	$81,835	$63,355	$133,111	$102,958
Solar energy system and product sales	24,559	27,402	64,434	57,170
Total revenue	106,394	90,757	197,545	160,128
Cost of revenue:
Cost of revenue—customer agreements and incentives	44,331	43,074	97,154	83,265
Cost of revenue—solar energy system and product sales	15,627	15,791	37,675	33,054
Total cost of revenue	59,958	58,865	134,829	116,319
Gross profit	46,436	31,892	62,716	43,809
Operating expenses:
Sales and marketing	35,394	37,037	75,002	66,671
Research and development	286	524	842	993
General and administrative	36,860	31,205	64,886	54,254
Total operating expenses	72,540	68,766	140,730	121,918
Loss from operations	(26,104)	(36,874)	(78,014)	(78,109)
Interest expense, net	24,712	19,472	46,344	38,599
Other expense, net	1,145	1,365	29,503	2,750
Loss before income taxes	(51,961)	(57,711)	(153,861)	(119,458)
Income tax expense	32,406	29,950	55,820	57,437
Net loss	(84,367)	(87,661)	(209,681)	(176,895)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	(83,126)	(59,094)	(168,180)	(122,086)
Net loss attributable to common stockholders	$(1,241)	$(28,567)	$(41,501)	$(54,809)

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Revenue:
Customer agreements and incentives	$81,835	$63,355	$18,480
Solar energy system and product sales	24,559	27,402	(2,843)
Total revenue	$106,394	$90,757	$15,637

Customer Agreements and Incentives. The $18.5 million increase was due primarily to a $16.6 million increase in customer agreements revenue as the total megawatts of solar energy systems in service under these long-term customer contracts increased 21% compared to the same period in 2019 and a $1.5 million increase in SREC revenue.

Solar Energy System and Product Sales. The $2.8 million decrease was primarily due to a decrease in solar energy systems placed in service under System Sales compared to the same period in 2019, primarily resulting from challenges associated with the COVID-19 pandemic.

Cost of Revenue

	Three Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$44,331	$43,074	$1,257
Cost of revenue—solar energy system and product sales	15,627	15,791	(164)
Total cost of revenue	$59,958	$58,865	$1,093

Cost of Revenue—Customer Agreements and Incentives. The $1.3 million increase was due in part to a $2.0 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems in service, $1.7 million of impairment charges for solar energy systems in the current period, and a $1.4 million increase in other non-capitalized operational costs such as insurance premiums and filing and incentive fees. These increases were partially offset by a $3.9 million decrease related to the post-installation maintenance organization as a result of actions taken to reduce expenses in the second quarter of 2020, such as furloughs and salary reductions, to respond to the COVID-19 pandemic.

Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Operating expenses:
Sales and marketing	$35,394	$37,037	$(1,643)
Research and development	286	524	(238)
General and administrative	36,860	31,205	5,655
Total operating expenses	$72,540	$68,766	$3,774

Sales and Marketing. The $1.6 million decrease was due in part to a $5.2 million decrease in compensation and benefits, driven primarily by a reduction in headcount and other actions in response to the COVID-19 pandemic, and a $0.5 million decrease in professional services. These decreases were partially offset by a $4.8 million increase related to the incurrence of and amortization of costs to obtain contracts.

General and Administrative. The $5.7 million increase was primarily due to $6.7 million in charges related to the Merger and a $1.9 million increase in litigation expense. This increase was partially offset by a $2.4 million decrease in other professional fees and a $1.4 million decrease in compensation and benefits, primarily as a result of actions taken to reduce expenses in the second quarter of 2020, such as furloughs and salary reductions, to respond to the COVID-19 pandemic.

Non-Operating Expenses

	Three Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Interest expense, net	$24,712	$19,472	$5,240
Other expense, net	1,145	1,365	(220)

Interest Expense, net. Interest expense increased $5.2 million primarily due to additional borrowings year over year.

Income Taxes

	Three Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Income tax expense	$32,406	$29,950	$2,456

The $2.5 million increase in income tax expense was primarily attributable to $5.0 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests. This increase in income tax expense was partially offset by $1.3 million of reduced expense as a result of decreased tax gains recognized on the sale of solar energy systems to investment funds, $0.6 million of benefit from the net operating loss carryback provisions pursuant to the CARES Act, and a tax-effected $0.5 million increased loss before income taxes.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Three Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(83,126)	$(59,094)	$(24,032)

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

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

	Six Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Revenue:
Customer agreements and incentives	$133,111	$102,958	$30,153
Solar energy system and product sales	64,434	57,170	7,264
Total revenue	$197,545	$160,128	$37,417

Customer Agreements and Incentives. The $30.2 million increase was due primarily to a $24.9 million increase in customer agreements revenue as the total megawatts of solar energy systems in service under these long-term customer contracts increased 21% compared to the same period in 2019 and a $4.6 million increase in SREC revenue.

Solar Energy System and Product Sales. The $7.3 million increase was primarily due to an increase in solar energy systems placed in service under System Sales compared to the same period in 2019, primarily resulting from the high level of installations that occurred in the fourth quarter of 2019 that were placed in service in 2020 as customers took advantage of the 30% ITC before it was reduced to 26% in 2020.

Cost of Revenue

	Six Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Cost of revenue:
Cost of revenue—customer agreements and incentives	$97,154	$83,265	$13,889
Cost of revenue—solar energy system and product sales	37,675	33,054	4,621
Total cost of revenue	$134,829	$116,319	$18,510

Cost of Revenue—Customer Agreements and Incentives. The $13.9 million increase was due in part to a $3.7 million increase in depreciation of solar energy system equipment costs due to the increase in the number of solar energy systems in service, a $3.6 million increase in non-capitalized operational costs such as insurance premiums and filing and incentive fees, $2.9 million of impairment charges for solar energy systems in the current period, and a $2.1 million increase in costs related to system removals in the current period compared to the same period in 2019 due primarily to additional customer buyouts of solar energy systems.

Cost of Revenue—Solar Energy System and Product Sales. The $4.6 million increase reflects the increase in solar energy systems placed in service under System Sales compared to the same period in 2019, primarily resulting from the high level of installations that occurred in the fourth quarter of 2019 as customers took advantage of the 30% ITC before it was reduced to 26% in 2020.

Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Operating expenses:
Sales and marketing	$75,002	$66,671	$8,331
Research and development	842	993	(151)
General and administrative	64,886	54,254	10,632
Total operating expenses	$140,730	$121,918	$18,812

Sales and Marketing. The $8.3 million increase was primarily due to a $12.4 million increase related to the amortization and incurrence of costs to obtain contracts. This increase was partially offset by a $5.0 million decrease in compensation and benefits, driven primarily by a reduction in headcount and other actions in response to the COVID-19 pandemic.

General and Administrative. The $10.6 million increase was primarily due to $6.7 million in charges related to the Merger, a $1.9 million increase in litigation expense and a $1.2 million increase in non-cash accounting charges related to Topic 326 to adjust accounts receivable for a decline in general economic conditions during the current period resulting from the COVID-19 pandemic.

Non-Operating Expenses

	Six Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Interest expense, net	$46,344	$38,599	$7,745
Other expense, net	29,503	2,750	26,753

Interest Expense, net. Interest expense increased $7.7 million primarily due to additional borrowings year over year.

Other Expense, net. The $26.8 million increase in other expense was primarily due to changes in the fair value of our derivative financial instruments.

Income Taxes

	Six Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Income tax expense	$55,820	$57,437	$(1,617)

The $1.6 million decrease in income tax expense was primarily attributable to $6.0 million of benefit from the net operating loss carryback provisions pursuant to the CARES Act, a tax-effected $4.6 million increased loss before income taxes, and a $2.0 million increased equity compensation windfall. These decreases in income tax expense were partially offset by $9.7 million associated with the net tax effect of non-controlling interests and redeemable non-controlling interests, and $1.4 million of additional expense as a result of increased tax gains recognized on the sale of solar energy systems to investment funds.

Net Loss Attributable to Non-Controlling Interests and Redeemable Non-Controlling Interests

	Six Months Ended
	June 30,		$ Change
	2020	2019	2020 from 2019
	(In thousands)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	$(168,180)	$(122,086)	$(46,094)

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

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $336.1 million, which consisted principally of cash and time deposits with high-credit-quality financial institutions. As discussed in Note 11—Debt Obligations and Note 14—Investment Funds, we do not have full access to a portion of our cash and cash equivalents. We finance our operations primarily from investment fund arrangements that we have formed with fund investors, from borrowings and from cash inflows from operations.

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

We may seek to raise financing through the sale of equity, equity-linked securities, additional borrowings or other financing vehicles. Additional equity or equity-linked financing may be dilutive to our stockholders. If we raise funding through additional borrowings, such borrowings would have rights that are senior to holders of our equity securities and could contain covenants that restrict our operations. We believe our cash and cash equivalents, including our investment fund commitments, projected investment fund contributions and our current debt facilities as further described below, in addition to financing that we may obtain from other sources, including our financial sponsors, will be sufficient to meet our anticipated cash needs for at least the next 12 months. The impact of COVID-19 has resulted in changes to the capital markets. The timing and type of funding the Company expects to obtain as part of its planned business processes has been disrupted in the recent past as a result of COVID-19 and may be disrupted in the future. Future funding may prove to be more expensive and less favorable than previously expected. If we are unable to secure additional financing when needed, or upon desirable terms, we may be unable to finance installation of our customers’ systems in a manner consistent with our past performance, our cost of capital could increase, or we may be required to significantly reduce the scope of our operations, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our investment funds and debt instruments impose restrictions on our ability to draw on financing commitments. If we are unable to satisfy such conditions, we may incur penalties for non-performance under certain investment funds, experience installation delays, or be unable to make installations in accordance with our plans or at all. Any of these factors could also impact customer satisfaction, our business, operating results, prospects and financial condition. While we believe additional financing is available and will continue to be available to support our current level of operations, we believe we have the ability to reduce operations to the level of available financial resources for at least the next 12 months, if necessary.

Sources of Funds

Investment Fund Commitments

As of July 31, 2020, we had raised 30 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.5 billion. The undrawn committed capital for these funds as of July 31, 2020 is approximately $339 million, which we estimate will fund approximately 180 megawatts of future deployments.

Debt Instruments

Debt obligations consisted of the following as of June 30, 2020 (in thousands, except interest rates):

	Principal	Unused
	Borrowings	Borrowing	Interest	Maturity
	Outstanding	Capacity	Rate	Date
Solar asset backed notes, Series 2018-1(1)	$442,669	$—	5.1%	October 2028
Solar asset backed notes, Series 2018-2(2)(3)	336,767	—	5.0	August 2023
2017 Term loan facility	176,474	—	6.0	January 2035
2018 Forward flow loan facility	124,133	—	4.7	November 2039
2019 Forward flow loan facility	136,226	13,774	4.7	(4)
HoldCo Financing Facility	200,000	100,000	8.0	May 2023
Credit agreement	1,256	—	6.5	February 2023
Revolving lines of credit
Warehouse facility	329,000	241,000	4.4	August 2023
Asset Financing Facility(5)	106,000	74,362	3.6	June 2023
Total debt	$1,852,525	$429,136

(1)

The interest rate disclosed in the table above is a weighted-average rate. The Series 2018-1 Notes are composed of Class A and Class B Notes. Class A Notes accrue interest at 4.73%. Class B Notes accrue interest at 7.37%.

(2)

The Series 2018-2 Notes are composed of Class A and Class B Notes. Class B Notes accrue interest at a rate of LIBOR plus 4.75%. Class A Notes accrue interest at a variable spread over LIBOR that results in a weighted-average spread for all 2018-2 Notes of 2.95%.

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

See Note 11—Debt Obligations for additional details regarding the debt facilities outstanding at June 30, 2020.

Revenue from Operations

In the three and six months ended June 30, 2020, we generated $81.8 million and $133.1 million in revenue from customer agreements and incentives, which approximates cash inflow. Cash related to our System Sales is generally received prior to revenue recognition, and we received $17.2 million and $43.0 million related to System Sales for the three and six months ended June 30, 2020. The cash from our revenue partially offsets the cash used in operations for the period.

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

Historical Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by:	(In thousands)
Operating activities	$(150,762)	$(141,084)
Investing activities	(137,343)	(124,381)
Financing activities	455,111	252,087
Net increase (decrease) in cash and cash equivalents, including restricted amounts	$167,006	$(13,378)

Operating Activities

In the six months ended June 30, 2020, we had a net cash outflow from operations of $150.8 million. This was primarily due to outflows of $52.1 million from our net loss excluding noncash and non-operating items and $98.7 million of outflows from changes in working capital.

Investing Activities

In the six months ended June 30, 2020, we used $137.3 million for investing activities primarily due to the costs associated with the design, acquisition and installation of solar energy systems.

Financing Activities

In the six months ended June 30, 2020, we generated $455.1 million from financing activities, of which $347.4 million represented proceeds from long-term debt and $161.8 million represented proceeds from investments by non-controlling interests and redeemable non-controlling interests received by our investment funds. These proceeds were partially offset by distributions to non-controlling interests and redeemable non-controlling interests of $25.0 million, repayments of long-term debt of $19.7 million and payments for debt issuance and deferred offering costs of $9.6 million.

Contractual Obligations

Our contractual commitments and obligations are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. Material changes that have occurred during the six months ended June 30, 2020 include the following:

•

Additional borrowings and repayments resulted in a net $327.7 million increase in principal borrowings and $83.5 million in additional expected interest. For additional information, see Note 11—Debt Obligations.

•	Distributions payable to non-controlling interest and redeemable non-controlling interests increased by $5.2 million.
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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15 under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the first quarter of 2020, we implemented an Oracle cloud-based Enterprise Resource Planning system, or ERP. Concurrent with the transition to the new ERP, we are updating our internal control over financial reporting, as necessary, to accommodate related changes in our business processes, which will require testing for effectiveness during the remaining quarters of 2020. We presently do not believe this implementation will have an adverse effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to our Proposed Acquisition by Sunrun

Failure to complete, or delays in completing, the Merger could materially and adversely affect our results of operations and stock price.

On July 6, 2020, we entered into the Merger Agreement with Sunrun and Merger Sub, which contemplates the acquisition of our company by Sunrun. Pursuant to the Merger Agreement, Merger Sub will merge with and into Vivint Solar, with Vivint Solar continuing as the surviving corporation of the Merger as a direct wholly owned subsidiary of Sunrun. In connection with the Merger, our stockholders would receive 0.55 fully paid and nonassessable shares of Sunrun common stock for each share of our common stock. Consummation of the Merger is subject to a number of conditions including, (1) the adoption of the Merger Agreement by Vivint Solar stockholders and the approval of the issuance of shares of Sunrun common stock in connection with the Merger by Sunrun stockholders; (2) the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (3) the absence of any order or law that has the effect of enjoining or otherwise making illegal the consummation of the Merger; (4) the approval for listing of the shares of Sunrun common stock that will be issuable pursuant to the Merger Agreement on Nasdaq and the effectiveness of a registration statement with respect to such Sunrun common stock; (5) the accuracy of the representations and warranties of each party, as applicable, made in the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement) and performance by each party in all material respects of its covenants and obligations under the Merger Agreement; (6) the absence of a material adverse effect with respect to each party; and (7) receipt by each of Vivint Solar and Sunrun of an opinion of its respective outside counsel or another nationally recognized law firm (including outside counsel to the other party) to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Sunrun the ability to not complete the Merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. Risks related to the failure, or delay, of the Merger include the following:

•

we would not realize any or all of the potential benefits of the Merger, including any synergies that could result from combining the resources of us and Sunrun, which could have a negative effect on our stock price;

•	negative market implications from COVID-19;
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the transaction regardless of whether the Merger is consummated;
•	under certain circumstances, we may have to pay a termination fee to Sunrun equal to $54.0 million if the Merger is not completed;
•	the attention of our management and employees may be diverted from day-to-day operations during the period up to the completion of the Merger;
•	our business may be disrupted by customer or supplier uncertainty over when or if the Merger will be completed or customers’, suppliers’ and investors’ perception of us as a standalone company;
•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct business as we otherwise would have done if we were not subject to these restrictions;

•	our ability to raise additional financing when needed;
•	the triggering of change in control or other provisions in certain customer and other agreements to which we or Sunrun is a party;
•

the Merger is subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or Sunrun or, if any such approvals, consents or clearances are not obtained, it could prevent completion of the Merger; and

•	our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the Merger.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and stock price.

If the Merger is completed, the combined company may not perform as we expect, or as the market expects, which could have an adverse effect on the price of Sunrun common stock, which our stockholders will own following such completion.

The integration of our company into Sunrun’s existing operations will be a complex, time-consuming and expensive process and may disrupt Sunrun’s existing operations if it is not completed in a timely and efficient manner. If Sunrun’s management is unable to minimize the potential disruption to its business during the integration process, Sunrun may not realize the anticipated benefits of the Merger. Realizing the benefits of the Merger will depend in part on the integration of technology, operations, and personnel while maintaining adequate focus on Sunrun’s core businesses. Sunrun may encounter substantial difficulties, costs and delays in integrating us including the following, any of which could seriously harm its results of operations, business, financial condition and/or the price of its stock:

•	conflicts between business cultures;
•	the loss of the use of the “Vivint Solar” brand;
•	difficulties and delays in the integration of operations, personnel, technologies, products, services, business relationships and information and other systems of the acquired businesses;
•	the diversion of management’s attention from normal daily operations of the business;
•	the incurrence of contingent liabilities;
•	lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;
•	loss of key employees and disruptions among employees that may erode employee morale;
•	inability to implement uniform standards, controls, policies and procedures; and
•	failure to achieve anticipated levels of revenue, profitability or productivity.

Sunrun’s operating expenses may increase significantly over the near term due to the increased headcount, expanded operations and changes related to the Merger. To the extent that the expenses increase but revenues do not, there are unanticipated expenses related to the integration process, or there are significant costs associated with presently unknown liabilities, Sunrun’s business, operating results and financial condition may be adversely affected. Failure to minimize the numerous risks associated with the post-acquisition integration strategy also may adversely affect the trading price of Sunrun’s common stock which will be issued in connection with the Merger.

The announcement and pendency of the Merger could cause disruptions in our business or the business of Sunrun, which could have an adverse effect on the respective businesses and financial results, and consequently on the combined company.

We and Sunrun have operated and, until the consummation of the Merger, will continue to operate, independently. Uncertainty about the effect of the Merger on customers, employees and vendors may have an adverse effect on Sunrun or us and consequently on the combined company. In response to the announcement of the Merger Agreement, existing or prospective customers or suppliers of Sunrun or us may:

•	delay, defer or cease purchasing products or services from or providing products or services to Sunrun, us or the combined company;
•	delay or defer other decisions concerning Sunrun, us or the combined company; or
•	otherwise seek to change the terms on which they do business with Sunrun, us or the combined company.

Any such delays or changes to terms could seriously harm the business of each company or, if the Merger is completed, the combined company.

In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with Sunrun, us or the combined company. These uncertainties may impair the ability of each company to retain, recruit or motivate key personnel, and may negatively impact the productivity of current employees.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Merger Agreement that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options, restricted stock units and long-term incentive plan awards; change of control and severance agreements for our executive officers; new employment agreements between Sunrun and each of David Bywater, our Chief Executive Officer, and Chance Allred, our Chief Sales Officer; and provisions in the Merger Agreement pursuant to which, at the completion of the Merger, the board of directors of Sunrun will be expanded to add two directors who were members of our board of directors as of immediately before the completion of the Merger and that also provide for indemnification and insurance for current and former directors and executive officers. In addition, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owns approximately 56% of the outstanding shares of our common stock. As a result of the control of our Sponsor, minority holders of our outstanding common stock may not have any control over the outcome of any stockholder voting regarding the approval of the Merger.

The following risk factors assume that we remain a standalone company except as otherwise noted.

Risk Related to Our Business

The COVID-19 pandemic has negatively affected and will likely continue to negatively affect our business, financial condition, liquidity and results of operations.

The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, state and national economies and financial markets. The COVID-19 pandemic has caused a deterioration in the U.S. economy and our industry and could result in a period of substantial economic and financial turmoil. Our team members and customers are located in areas impacted by COVID-19, and COVID-19 has negatively impacted, and could continue to negatively impact, our business, team members, current and potential customers, as well our financial condition, liquidity, and results of operations.

Our business operations have experienced significant disruptions due to the unprecedented conditions surrounding COVID-19 in the United States, which has required us to modify our business practices. Since March 2020, we have been following the recommendations of state and local health authorities to minimize the exposure risk for team members and customers, including restricting access to our physical offices and temporarily reducing our sales presence at retail locations. Our direct-to-home sales professionals have had to quickly adapt to remote sales practices, though recently they have been able to resume direct-to-home sales activities in most markets. If government restrictions on our activities are reimposed after being lifted and then continue for an extended period of time, or if customer receptivity to our products and sales channels changes as a result of COVID-19, our operating results, financial condition and prospects would be adversely affected.

Management has devoted significant time and attention to assessing the potential impact of COVID-19 and related events on our operations and financial position and has developed operational and financial plans to address those matters. We have taken many actions, including, but not limited to, having employees work from home where possible, practicing social distancing in all aspects of our business, reducing our workforce, temporarily reducing compensation, temporarily closing warehouses and sales offices, temporarily reducing our sales presence at retail locations, and eliminating expenditures. Recently we have been able to bring back most of our furloughed workforce and reinstate compensation. However, if we have to re-implement these steps, we may be unable to hire, or rehire, our workforce in a timely way as COVID-19 restrictions are loosened and if we are unable to meet the demand for our solar energy systems, our future operating results and prospects may be adversely affected.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic, and our ability to perform certain functions could be negatively impacted. While the potential impact and duration of the COVID-19 pandemic on the U.S. economy and our industry in particular are difficult to assess or predict, the pandemic has resulted in changes to the capital markets, which have negatively affected the timing and type of funding we expected to obtain as part of our planned business processes, and which may further reduce or delay our ability to access capital and negatively affect our liquidity and results of operations. In addition, the current recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products, reduce our ability to install our products, impact our supply chain, including the pricing, timing and availability of equipment, or cause a decrease in collections from our customers, among other negative impacts. These events could cause a material adverse effect on our financial position, liquidity, and results of operations.

The COVID-19 pandemic is rapidly evolving, and we will continue to monitor the situation closely. The ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on customer behavior, including the depth and duration of the recession that has resulted from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial position, liquidity, and results of operations, though the full extent and duration is uncertain. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We need to enter into additional financing arrangements to facilitate new customers’ access to our solar energy systems and provide working capital, and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party investors and commercial sources, such as banks and other lenders, on competitive terms to help finance the deployment of our solar energy systems. The impact of COVID-19 has resulted in changes to the capital markets. The timing and type of funding we expect to obtain as part of our planned business processes has been disrupted in the recent past as a result of COVID-19 and may be disrupted in the future. Future funding may prove to be more expensive and less favorable than previously expected. We seek to minimize our cost of capital in order to maintain the price competitiveness of our solar energy systems. We rely on investment funds in order to provide solar energy systems with little to no upfront costs to our customers under our PPAs and Solar Leases. We also rely on access to capital, including through indebtedness in the form of debt facilities and asset-backed securities, to cover the costs of our solar energy systems that are sold outright until the systems are paid for by our customers, whether by cash or through third-party financing arrangements. Certain of our financing arrangements are with fund investors who require particular tax and other benefits. The availability of this tax-advantaged financing depends upon many factors, including:

•	the state of financial and credit markets and other macroeconomic factors including the continued impacts of COVID-19;
•	limitations in the Merger Agreement with Sunrun;
•

our ability to compete with other renewable energy companies for the limited number of potential investment fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

•	changes in the legal or tax risks associated with these financings; and
•	non-renewal of certain incentives or decreases in the associated benefits.

Moreover, potential investors seeking such tax-advantaged financing must remain satisfied that the structures we offer qualify for the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of tax law and the absence of any unfavorable interpretations of that law. Changes in existing law, including the step-down of the ITC, and interpretations by the Internal Revenue Service, or IRS, and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments or cause these investors to require a larger allocation of customer payments. We are not certain that this type of financing will continue to be available to us. If we are unable to establish new financing when needed, or upon desirable terms, to enable our customers’ access to our solar energy systems, we may be unable to finance installation of our customers’ solar energy systems, our cost of capital could increase or our liquidity could be constrained, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. As of July 31, 2020, we had raised 30 investment funds to which investors such as banks and other large financial investors have committed to invest approximately $2.5 billion. The undrawn committed capital for these funds as of July 31, 2020 was approximately $339 million, which we estimate will fund approximately 180 megawatts of future deployments.

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

For example, FERC recently issued a Final Rule on July 16, 2020 in Docket No. RM19-5, or Order 872, that increases the regulatory burden associated with obtaining and maintaining certification as a “Qualifying Facility” when solar energy systems located at “the same site” exceed 1 MW of capacity. As explained in Order 872, when rooftop solar energy systems are owned by the same entity, individual rooftop solar PV systems will be considered affiliated with every other rooftop solar energy system owned by the entity. When there are multiple of such facilities “at the same site” that exceed 1 MW in installed capacity, the entity is required to certify the facilities as a Qualifying Facility unless a waiver is received. Order 872 explains the situations where “the same site” requirements could be used to aggregate the installed capacity of all affiliated rooftop solar energy systems within a ten-mile radius, but should any such facilities be aggregated that would present additional regulatory barriers and challenges.

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

System Sales allow us to expand our product offerings and to enter into additional markets, such as those that prohibit third-party ownership of distributed solar energy systems or that lack a favorable net metering policy. System Sales represented approximately 12% of total megawatts installed in the six months ended June 30, 2020. If customer preferences or the residential solar energy market shift toward solar energy system sales, and we are not successful in our efforts, we may lose market share, which could have an adverse effect on our business, operating results and growth prospects. To the extent we are unsuccessful in our efforts to sell solar energy systems or to work with third parties to finance those systems for our customers, our operating cash flows would be negatively affected, and our business and growth prospects would be adversely affected.

Our business is concentrated in California, putting us at risk of region-specific disruptions.

As of June 30, 2020, approximately 36% of our cumulative megawatts installed were located in California, and the concentration of systems located in California has increased in recent years. In addition, we expect future installations to occur in California, which could further concentrate our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather, impacts from the COVID-19 pandemic and other conditions in California and in other markets that may become similarly concentrated. As mentioned above, any adverse impacts to retail electric customers resulting from Pacific Gas and Electric Company’s bankruptcy proceedings could affect a significant portion of our customer base in light of the concentration of our customers in California.

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

We have incurred operating losses before income taxes since our inception. We incurred losses before income taxes of $153.9 million and $119.5 million for the six months ended June 30, 2020 and 2019. We expect to continue to incur losses before income taxes from operations as we finance our operations, expand our installation, engineering, administrative, sales and marketing staffs, and implement internal systems and infrastructure to support financing the installation of new solar energy systems. Our ability to achieve profitability depends on a number of factors, including:

•	the adverse impacts and duration of COVID-19 directly on our business as well as its macroeconomic impacts;
•	adapting our cost structure to match sales and installation volumes as a result of COVID-19;
•	increasing costs that have resulted, and may continue to result, from the Merger;
•	growing our customer base;
•	finding investors willing to invest in our investment funds;

•	maintaining and further reducing our cost of capital;
•	reducing the time between system installation and interconnection to the power grid, which allows us to begin generating revenue;
•	reducing the cost of components for our solar energy systems;
•	maximizing the benefits of rebates, tax credits, SRECs and other available incentives;
•	reducing our operating costs by optimizing our sales, design and installation processes and supply chain logistics;
•	managing our customer acquisition costs; and
•	managing our exposure to regulatory and legal actions.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

The majority of our business is conducted using the direct-to-home sales channel.

Historically, our primary sales channel has been a direct-to-home sales model. However, as a result of COVID-19, we are rapidly shifting to a remote selling and e-commerce model and we may not be successful implementing this new model. We also sell to customers through our inside sales team and through the homebuilder and retail distribution channels. We compete against companies with greater experience selling solar energy systems to customers through a number of distribution channels in addition to direct-to-home sales, including homebuilders, home improvement stores, large construction companies, electrical and roofing companies, the internet, and through relationships with other third parties. Our less diversified distribution channels may place us at a disadvantage with consumers who prefer to purchase products through these other distribution channels. If customers demonstrate a preference for other distribution channels, we may need to reduce our direct-selling efforts. We are also vulnerable to changes in laws and regulations related to direct sales and marketing that could impose additional limitations on unsolicited residential sales calls and may impose additional restrictions such as adjustments to our marketing materials and direct-selling processes, and new training for personnel. If additional laws and regulations affecting direct sales and marketing are passed in the markets in which we operate, it would take time to train our sales professionals to comply with such laws, and we may be exposed to fines or other penalties for violations of such laws. If we fail to compete effectively through our direct-selling efforts or are not successful in developing other sales channels, our financial condition, results of operations and growth prospects could be adversely affected.

Expansion into new sales channels could be costly and time-consuming. As we enter new channels, we could be at a disadvantage relative to other companies who have more history in these spaces.

Historically, our primary sales channel has been the direct-to-home sales model. As we continue to expand into other channels, such as the homebuilder, retail and e-commerce channels and adapt to a remote selling model, we have incurred and may continue to incur significant costs including but not limited to, fees related to meeting volume requirements, investments into inside sales to support these efforts and other information technology investments. In addition, we may not initially or ever be successful in utilizing these new channels. Furthermore, we may not be able to compete successfully with companies with a historical presence in such channels, and we may not realize the anticipated benefits of entering such channels, including efficiently increasing our customer base and ultimately reducing costs. Entering new channels poses numerous risks, including the following:

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

In addition to our sales compensation model, our ability to recruit, train and retain effective sales professionals could be harmed by additional factors, including:

•	negative impacts of COVID-19, which limit direct-to-home sales;
•	negative perceptions by current or future sales professionals about the Merger;
•	any adverse publicity regarding us, our solar energy systems, our distribution channel or our industry;
•	lack of interest in, or the technical failure of, our solar energy systems;
•	lack of a compelling product or income opportunity that generates interest for potential new sales professionals, or perception that other product or income opportunities are more attractive;
•	any negative public perception of our sales professionals and direct-selling businesses in general;
•	any regulatory actions or charges against us or others in our industry;
•	general economic and business conditions; and
•	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain sales professionals in such market.

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

As of June 30, 2020, we and our subsidiaries had outstanding $1.9 billion in principal amount of indebtedness, including through debt facilities and asset-backed securities issued by our subsidiaries. As of June 30, 2020, we had up to $429.1 million of unused borrowing capacity remaining. These debt facilities restrict our ability to dispose of assets, incur indebtedness, incur liens, pay dividends or make other distributions to holders of our capital stock, repurchase our capital stock, make specified investments or engage in transactions with our affiliates. In addition, we do not have full access to the cash and cash equivalents held in our investment funds until it is distributed per the terms of the arrangements. We and our subsidiaries may incur substantial additional debt in the future, and any debt instrument we enter into in the future may contain similar, or more onerous, restrictions. These restrictions could inhibit our ability to pursue our business strategies. Additionally, our ability to make scheduled payments depends on our operating performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Furthermore, if we default on one of our debt instruments, and such event of default is not cured or waived, the lenders could terminate commitments to lend and cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn could result in cross acceleration under other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under all of our outstanding debt instruments if some or all of these instruments are accelerated upon a default.

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

To support our business, we need to hire, train, deploy, manage and retain a substantial number of skilled installers and electricians in the markets where there is heightened or increasing demand for solar energy products. As a result of COVID-19, we have taken several actions to reduce our workforce through furloughs and layoffs and temporarily reducing compensation expense through salary reductions to match anticipated volumes. Any current or future workforce reductions or compensation reductions could in turn adversely affect retention, motivation and productivity. Furthermore, if demand for solar energy systems rebounds, we may not be able to attract, rehire or retain an adequate number of productive installers to meet such demand. Competition for qualified personnel in our industry has increased substantially, and we expect it to continue to do so, particularly for skilled electricians and other personnel involved in the installation of solar energy systems. We also compete with the homebuilding and construction industries for skilled labor. As these industries seek to hire additional workers, our cost of labor may increase. Companies with whom we compete to hire installers may offer compensation or incentive plans that certain installers may view as more favorable. We periodically assess the compensation plans and policies for our service providers, including our installers and electricians and, if deemed necessary, may decide to revise those plans and policies. Our installers and electricians may not react well to any such revisions, which in turn could adversely affect retention, motivation and productivity. Additionally, we continually monitor our workforce requirements in the markets in which we operate. We may also subcontract certain aspects of the installation process to independent contractors. Training these independent contractors and monitoring them for compliance with our policies may require significant management oversight and may present additional risks and challenges compared to those related to managing our employees.

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

In January 2020, we entered into a settlement agreement called an Assurance of Discontinuance, or Settlement, with the New York Attorney General, or NYAG. The Settlement requires us to adopt certain changes to our sales and marketing practices in New York and pay approximately $2.0 million to the State of New York in three payments. We accrued this amount in our financial statements as of December 31, 2019, and have paid $1.5 million. The Settlement required us to notify New York customers about the Settlement and their potential rights under it, including the potential rights to have us remove their system, leave their property in a watertight condition, cancel contracts, and refund amounts paid, and/or to repair property damage. The NYAG will be the final arbiter of any disputes as to the consumer’s eligibility for relief. We accrued another $2.0 million for this potential liability in general and administrative expenses for the period ending December 31, 2019, which represents our current best estimate of potential loss. Future adjustments to our current accrual, which currently cannot be estimated, could adversely impact our operating results in the period or periods in which any such adjustments are made. Actual expenses may deviate materially from our estimate.

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

Our customers most commonly purchase energy or lease solar energy systems from us pursuant to one of two types of long-term contracts: a PPA or a Solar Lease. The terms of PPAs and Solar Leases are for 20 or 25 years and require the customer to make monthly payments to us. Accordingly, we are subject to the credit risk of our customers. As of June 30, 2020, the average FICO score of our customers was approximately 755. However, as we grow our business, and as a result of macroeconomic conditions, including from the current COVID-19 pandemic, the risk of customer defaults could increase. Our reserve for this exposure is estimated to be $12.3 million as of June 30, 2020, and our future exposure may exceed the amount of such reserves. While we do not currently extend credit to customers interested in System Sales, many of those customers are interested in financing the purchase of a solar energy system. While these customers may seek third-party financing through their own lender or lenders with whom we have relationships, if they do not have sufficient credit to qualify for a loan, they may be unable to purchase a solar energy system. This could reduce our potential customer pool and limit our System Sales.

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

We are also subject to laws and regulations relating to the collection, use, retention, security and transfer of personal information of our customers and other individuals. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. For example, the California Consumer Privacy Act, or CCPA, became operational on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new abilities to opt-out of certain sales of personal information. Certain aspects of the CCPA and its interpretation remain uncertain and are likely to remain uncertain for an extended period, and we cannot predict the full impact of the CCPA on our business or operations. The CCPA has required us to modify our data practices and policies, and to incur costs and expenses, in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, such as the Payment Card Industry Data Security Standard, or PCI DSS, which may affect any processes associated with handling credit card numbers. In the event we fail to be compliant with the PCI DSS, we could suffer consequences including fines, other costs and penalties, and the potential loss of our ability to accept payments via credit cards. Complying with emerging and changing requirements may cause us to incur costs or require us to change our business practices. Any actual or alleged failure by us, our affiliates or other parties with whom we do business to comply with privacy-related or data protection laws, regulations and industry standards could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

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

The trading price of our common stock may be highly volatile. From our initial public offering on October 1, 2014 to June 30, 2020, the closing price of our common stock has ranged from a high of $16.01 to a low of $2.22. Our stock price could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	the continued adverse impacts of COVID-19;
•	the market reaction to the announcement of the Merger;
•	our financial condition and the availability and terms of future financing;
•	changes in laws or regulations applicable to our industry or offerings, including any new tariffs or trade regulations that affect our ability to import goods at attractive prices or at all;
•	additions or departures of key personnel;
•	actual or anticipated changes in expectations regarding our performance by investors or securities analysts;
•	securities litigation involving us;
•	price and volume fluctuations in the overall stock market;
•	volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•	actual or perceived privacy or data security incidents;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	the failure of securities analysts to cover our common stock;
•	our ability to protect our intellectual property and other proprietary rights;
•	sales of our common stock by us, our stockholders, employees or members of our board of directors, including sales of equity awards granted to our employees to cover tax withholding obligations;
•	litigation or disputes involving us, our industry or both;
•	major catastrophic events;
•	general economic and market conditions;
•	potential acquisitions; and
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

As of June 30, 2020, we had 125.4 million outstanding shares of common stock. These shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Further, equity awards for 11.0 million shares of common stock remained outstanding as of June 30, 2020, with 1.7 million of those shares being vested and exercisable as of June 30, 2020. Additionally, “sell-to-cover” transactions are utilized in connection with the vesting and settlement of equity awards that are granted to our employees so that shares of our common stock are sold on behalf of our employees in an amount sufficient to cover the tax withholding obligations associated with these awards. As a result of these transactions, a significant number of shares of our stock may be sold over a limited time period in connection with significant vesting events.

Moreover, in connection with the completion of the merger of Vivint and Mosaic Acquisition Corp. on January 17, 2020, certain holders of Class A Units and Class B Units of 313 Acquisition LLC, including David Bywater, David D’Alessandro and Todd Pedersen but excluding our Sponsor, had or will have their units redeemed in exchange for a number of shares of our common stock and Vivint’s common stock or for tracking units redeemable for such shares over a vesting period. The approximately 4.7 million shares of our common stock distributed in connection with completion of the merger and the number of shares of our common stock that will be distributed during the vesting period of the tracking units may be freely sold in the public market in the United States subject to the requirements of Rule 144. The exact number of shares that will be distributed upon redemption of the tracking units will be determined upon each redemption date, based in part on the ratio of the value of our common stock and Vivint’s common stock on January 17, 2020.

As of June 30, 2020, stockholders owning an aggregate of 70.5 million shares of our common stock were entitled, under contracts providing for registration rights, to require us to register shares of our common stock owned by them for public sale in the United States, subject to the restrictions of Rule 144. In October 2014, we filed a registration statement on Form S-8 to register 22.9 million shares previously issued or reserved for future issuance under our equity compensation plans and agreements. We registered an additional 12.9 million shares in March 2017 and 14.3 million shares in March 2020. Under these registration statements, subject to the satisfaction of applicable vesting periods, the shares of common stock issued upon exercise of outstanding options and vested restricted stock units will be available for immediate resale in the United States in the open market. Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for investors to sell shares of our common stock.

Our Sponsor and its affiliates control us, and their interests may conflict with ours or investors’ in the future.

As of June 30, 2020, 313 Acquisition LLC, which is controlled by our Sponsor and its affiliates, beneficially owned approximately 56% of our common stock. Moreover, under our organizational documents and the stockholders agreement with 313 Acquisition LLC, for so long as our existing owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the Sponsor directors. In addition, for so long as 313 Acquisition LLC continues to own shares representing a majority of the total voting power, we will agree to nominate to our board individuals appointed by Summit Partners and Todd Pedersen. Even when our Sponsor and its affiliates and certain of its co-investors cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. In addition, under the stockholders agreement, affiliates of our Sponsor will have consent rights with respect to certain actions involving our company, provided a certain aggregate ownership threshold is maintained collectively by our Sponsor and its affiliates, together with Summit Partners, Todd Pedersen and our former director Alex Dunn and their respective affiliates. Accordingly, for such period of time, our Sponsor and certain of its co-investors will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor and its affiliates continue to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive investors of an opportunity to receive a premium for shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

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

Even if the Merger does not close, we expect that 313 Acquisition LLC will eventually cease to control us as a result of potential future equity offerings by 313 Acquisition LLC or us and other distributions by 313 Acquisition LLC of shares of our common stock, for example in connection with the merger of Vivint and Mosaic Acquisition Corp., as well as the vesting over time of our equity awards. If and when 313 Acquisition LLC ceases to control us, we will no longer be a “controlled company” under the corporate governance rules of the New York Stock Exchange, or NYSE, and will no longer be able to benefit from the related exemptions, and we may also become a more likely target of short-term activist investors whose interests may be different than those of our other stockholders.

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

Item 6. Exhibits

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 6, 2020, by and among Sunrun Inc., Viking Merger Sub, Inc. and Vivint Solar, Inc.	8-K	001-36642	2.1	July 10, 2020
3.1	Amended and Restated Bylaws	10-Q	001-36642	3.2	November 12, 2014
3.2	Amendment to Amended and Restated Bylaws	8-K	001-36642	3.1	July 10, 2020
10.1†	Loan Agreement, dated as of May 27, 2020, by and among Vivint Solar Financing Holdings 2 Borrower, LLC, the lenders party thereto and BID Administrator, LLC
10.2†	Amendment to Credit Agreement, dated as of May 29, 2020, by and among Vivint Solar Financing VI, LLC, Bank of America, N.A. and the other parties named therein
10.3	Support Agreement, dated as of July 6, 2020, by and among Vivint Solar, Inc., Tiger Global Investments, L.P. and Tiger Global Long Opportunities Master Fund, L.P.	8-K	001-36642	10.1	July 10, 2020
10.4	Support Agreement, dated as of July 6, 2020, by and between Sunrun Inc. and 313 Acquisition LLC	8-K	001-36642	10.2	July 10, 2020
10.5	Registration Rights Agreement, dated as of July 6, 2020, by and among Sunrun Inc., 313 Acquisition LLC, Blackstone VNT Co-Invest L.P., Blackstone Capital Partners VI L.P., Blackstone Family Investment Partnership VI-ESC L.P., Blackstone Family Investment Partnership VI L.P., Summit Partners Growth Equity Fund VIII-A, L.P., Summit Partners Growth Equity Fund VIII-B, L.P., Summit Investors I, LLC, Summit Investors I (UK), L.P. and Todd R. Pedersen	8-K	001-36642	10.3	July 10, 2020
31.1	Certification of Chief Executive Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description	Form	File No.	Incorporated by Reference	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VIVINT SOLAR, INC.

Date: August 5, 2020	/s/ David Bywater
David Bywater Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	/s/ Dana Russell
Dana Russell Chief Financial Officer, Executive Vice President, and Assistant Secretary (Principal Financial Officer)